Form 10-Q
period 2015-03-31
NexPoint Residential Trust, Inc.
filed 2015-05-15
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36663

NexPoint Residential Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1881359
(State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address or Principal Executive Offices)	(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

None

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
NonAccelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 7, 2015, the registrant had 21,405,244 common shares outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

March 31, 2015

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, the performance of our properties and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in quarterly report are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you therefore against relying on any of these forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	the risk that we may fail to consummate our pending property acquisitions;
•

intense competition in the real estate market that, combined with low residential mortgage rates that could encourage potential renters to purchase residences rather than lease them, may limit our ability to acquire or lease and re-lease property or increase or maintain rent;

•	failure of acquisitions and development projects to yield anticipated results;
•	risks associated with our strategy for acquiring value-enhancement multifamily properties, which involves greater risks than more conservative investment strategies;
•	the lack of experience of NexPoint Real Estate Advisors, L.P. (our “Adviser”) in operating under the constraints imposed by REIT requirements;
•	loss of key personnel;
•

the risk that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team or by Highland Capital Management (our “Sponsor”) or its affiliates;

•	risks associated with our Adviser’s ability to terminate the Advisory Agreement;
•	our ability to change our major policies, operations and targeted investments without stockholder consent;
•	substantial fees and expenses we will pay to our Adviser and its affiliates;
•	risks associated with the potential internalization of our management functions;
•	the risk that we may compete with other entities affiliated with our Sponsor or property manager for tenants;
•	conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their officers and employees;
•	our dependence on information systems;
•	lack of or insufficient amounts of insurance;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;

ii

•	high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the ADA and FHA;
•	risks associated with our high concentrations of investments in the Southeastern United States and Texas;
•	risks associated with limited warranties we may obtain when purchasing properties;
•	exposure to decreases in market rents due to our short-term leases;
•	risks associated with operating through joint ventures and funds;
•	potential reforms to Fannie Mae and Freddie Mac;
•	risks associated with our reduced public company reporting requirements as an “emerging growth company”;
•	costs associated with being a public company, including compliance with securities laws;
•	risks associated with breaches of our data security;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;
•	the risk that we may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off;
•	failure to qualify as or to maintain our status as a REIT;
•

compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	failure of our operating partnership to qualify as a partnership for federal income tax purposes, causing us to fail to qualify for or to maintain REIT status;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of the NXRT board to revoke our REIT qualification without stockholder approval;
•	potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with our ability to issue additional debt or equity securities in the future;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; or
•	any of the other risks included under the heading “Risk Factors,” in our Registration Statement on Form 10, as amended (Registration No. 001-36663), which was declared effective on March 18, 2015.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

COMBINED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Predecessor)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $156,150,000 and $127,740,000, respectively)	$157,730,000	$129,320,000
Buildings and improvements (including from VIEs of $611,372,378 and $479,936,656, respectively)	619,741,634	488,292,528
Intangible lease assets (including from VIEs of $9,432,000 and $17,594,000, respectively)	9,432,000	17,884,000
Construction in progress (including from VIEs of $9,009,458 and $6,530,212, respectively)	9,060,566	6,530,212
Furniture, fixtures, and equipment (including from VIEs of $10,954,789 and $7,853,753, respectively)	11,406,368	8,287,107
Total Gross Operating Real Estate Investments	807,370,568	650,313,847
Accumulated depreciation and amortization (including from VIEs of $20,057,871 and $21,109,832, respectively)	(20,515,228)	(21,787,940)
Total Net Operating Real Estate Investments	786,855,340	628,525,907
Cash and cash equivalents (including from VIEs of $29,205,190 and $11,868,779, respectively)	31,923,332	12,661,535
Restricted cash (including from VIEs of $59,744,979 and $47,192,578, respectively)	60,546,240	47,817,342
Accounts receivable (including from VIEs of $1,546,744 and $1,134,869, respectively)	1,602,394	1,151,225
Prepaid and other assets (including from VIEs of $3,137,716 and $2,545,660, respectively)	3,177,632	2,568,933
Deferred financing costs, net (including from VIEs of $5,484,552 and $4,535,381, respectively)	5,647,715	4,632,429
TOTAL ASSETS	$889,752,653	$697,357,371

LIABILITIES AND EQUITY
Mortgages payable (including from VIEs of $602,717,060 and $480,976,130, respectively)	$611,117,060	$486,976,130
Accounts payable and other accrued liabilities (including from VIEs of $3,985,069 and $5,512,955, respectively)	4,053,780	5,642,297
Accrued real estate taxes payable (including from VIEs of $2,561,376 and $3,692,468, respectively)	2,602,968	3,858,836
Accrued interest payable (including from VIEs of $1,229,084 and $1,006,420, respectively)	1,246,393	1,030,962
Security deposit liability (including from VIEs of $1,497,188 and $1,484,004, respectively)	1,528,417	1,513,431
Prepaid rents (including from VIEs of $1,293,984 and $760,046, respectively)	1,304,947	791,810
Due to affiliates (including from VIEs of $ and $20,000, respectively)	—	20,000
Total Liabilities	621,853,565	499,833,466
Invested Equity	—	176,549,066
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred Stock: 100,000,000 shares authorized and 0 shares issued at par value $0.01	—	—
Common Stock: 500,000,000 shares authorized and 21,405,244 shares issued at par value $0.01	214,052	—
Additional paid in capital	240,947,572	—
Accumulated deficit	—	—
Accumulated other comprehensive loss	(575,618)	(305,860)
Noncontrolling interests	27,313,082	21,280,699
Total Equity	267,899,088	197,523,905
TOTAL LIABILITIES AND EQUITY	$889,752,653	$697,357,371

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Predecessor)	(Predecessor)
Revenues
Rental income	$22,690,537	$3,560,203
Other	2,846,933	416,782
Total revenues	25,537,470	3,976,985
Expenses
Property operating expenses	7,319,301	1,037,751
Acquisition costs	1,931,601	1,894,896
Real estate taxes and insurance	3,377,919	532,581
Property management fees (related party)	758,814	122,624
Management and administrative fees (related party)	1,276,687	108,199
Property general and administrative expenses	1,146,558	155,014
Depreciation and amortization	11,610,290	2,011,191
Total expenses	27,421,170	5,862,256
Operating loss	(1,883,700)	(1,885,271)
Interest expense	(4,008,849)	(737,570)
Net loss	(5,892,549)	(2,622,841)
Net loss attributable to noncontrolling interests	(493,696)	(318,030)
Net loss attributable to invested equity	$(5,398,853)	$(2,304,811)
Other comprehensive loss
Net losses related to interest rate cap valuations	(269,758)	—
Total comprehensive loss	(6,162,307)	(2,622,841)
Comprehensive loss attributable to noncontrolling interest	(517,999)	(318,030)
Comprehensive loss attributable to invested equity	$(5,644,308)	$(2,304,811)

Loss per share: Basic and diluted (See Footnote 2)	—	—

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(Predecessor)	(Predecessor)
Cash flows from operating activities
Net loss	$(5,892,549)	$(2,622,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,610,290	2,011,191
Amortization of deferred financing fees	306,596	25,440
Change in fair value on derivative instruments included in interest expense	115,529	204,903
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(451,171)	(273,928)
Prepaid and other assets	(537,381)	(68,207)
Restricted cash	(273,451)	(1,527,435)
Accounts payable and other accrued liabilities	(3,738,478)	1,276,654

Net cash provided by (used in) operating activities	1,139,385	(974,223)

Cash flows from investing activities
Change in restricted cash	(12,455,447)	(4,847,032)
Additions to operating real estate investments	(6,821,354)	(679,412)
Acquisitions of operating real estate investments	(143,695,084)	(147,029,766)

Net cash used in investing activities	(162,971,885)	(152,556,210)

Cash flows from financing activities
Mortgage proceeds received	106,386,933	118,320,000
Mortgage payments	(246,003)	—
Deferred financing fees paid	(1,321,883)	(1,232,819)
Interest rate cap fees paid	(242,240)	(505,369)
Due to affiliates	(20,000)	—
Contributions from noncontrolling interest	6,526,079	5,115,648
Contributions	70,011,411	36,410,946

Net cash provided by financing activities	181,094,297	158,108,406

Net increase in cash	19,261,797	4,577,973

Cash, beginning of period	12,661,535	189,868

Cash, end of period	$31,923,332	$4,767,841

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,371,293	$752,006
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	734,367	232,377
Change in fair value on hedging derivative instruments	269,758	—
Liabilities assumed from acquisitions	903,280	795,251
Other assets acquired from acquisitions	214,365	275,016
Assumed debt on acquisitions of operating real estate investments	18,000,000	—

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

COMBINED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Invested Equity	Noncontrolling Interest	Total

Balances, December 31, 2014	—	$—	—	$—	$—	$—	$(305,860)	$176,549,066	$21,280,699	$197,523,905

Contributions					—	—	—	70,011,411	6,526,079	76,537,490

Other comprehensive loss					—	—	(269,758)	—	—	(269,758)

Net loss					—	—	—	(5,398,853)	(493,696)	(5,892,549)

Exchange of predecessor invested equity for common stock	—	—	21,405,244	214,052	240,947,572	—	—	(241,161,624)	—	—

Balances, March 31, 2015	—	$—	21,405,244	$214,052	$240,947,572	$—	$(575,618)	$—	$27,313,082	$267,899,088

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated on September 19, 2014, and intends to elect to be taxed as a real estate investment trust (“REIT”) focused on “value-add” multifamily investments primarily located in the Southwestern and Southeastern United States. Substantially all of the Company’s business will be conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”). The Company’s subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC is the sole general partner of the OP. The sole limited partner of the OP is the Company.

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund ("NHF") of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC ("Freedom REIT").  NHF is a publicly listed closed-end fund that was formed on June 29, 2006 and is managed by NexPoint Advisors, L.P. ("NexPoint Advisors"), an SEC-registered investment adviser and affiliate of Highland Capital Management, L.P. and our advisor. We use the term “predecessor" to mean the carve out business of the entities that owned all or a majority interest in the multifamily properties transferred or contributed to the Company by NHF. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares.  We refer to the distribution of our common stock by NHF as the "Spin-Off." The combined consolidated financial statements represent the operations and activities of the predecessor until the Spin-Off. The Company recorded the assets and liabilities associated with the multifamily properties involved in this Spin-Off at their respective historical carrying values at the time of Spin-Off in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-60, Spinoffs and Reverse Spinoffs. Certain properties included in the Spin-Off have interests owned by parties other than the Company that are reflected at historical carrying values in the financial statements of the Company as “noncontrolling interests”, as required under accounting principles generally accepted in the United States of America (“GAAP”).

We are externally managed by NexPoint Real Estate Advisors, L.P., (our "Adviser"), through an Advisory Agreement dated March 16, 2015, by and among the Company, the OP and our Adviser.  Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We will not have any employees while the Advisory Agreement is in effect.  All of our investment decisions will be made by our Adviser, subject to general oversight by our Adviser’s investment committee and our Board of Directors.  Our Adviser is an affiliate of NexPoint Advisors.

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a capex value-add component. Consistent with the Company’s policy to acquire assets for both income and capital gain, the Company intends to hold majority interests in the properties for long-term appreciation and to engage in the business of directly or indirectly acquiring, owning and, operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States consistent with our investment objectives.

The Company may also participate with third parties in property ownership, through limited liability companies, funds or other types of co-ownership or acquire real estate or interests in real estate in exchange for the issuance of common stock, units, preferred stock or options to purchase stock. These types of investments may permit the Company to own interests in larger assets without unduly restricting diversification which provides flexibility in structuring the Company’s portfolio.

The Company may allocate up to approximately thirty percent of the portfolio to investments in real estate-related debt and securities with the potential for high current income or total returns. These allocations may include first and second mortgages, subordinated, bridge, mezzanine, construction and other loans, as well as debt securities related to or secured by real estate and common and preferred equity securities, which may include securities of other REIT or real estate companies.

2. Summary of Significant Accounting Policies

Predecessor

With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. Our predecessor included all of the properties in our portfolio that were held indirectly by Freedom REIT, a wholly owned subsidiary of NHF, prior to the Spin-Off that occurred on March 31, 2015. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout these combined consolidated financial statements to the Company, we, or our, include the activity of the predecessor defined above.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Accounting

The accompanying unaudited interim combined consolidated financial statements of the Company are prepared in accordance with GAAP and with Rule 10-01 Regulation S-X for interim financial statements. The combined consolidated balance sheets include the accounts of the Company and its subsidiaries. Our predecessor combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical financial position, results of operations and cash flows for the periods prior to the Spin-Off. All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by FASB ASC 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this quarterly report on form 10-Q should be read in conjunction with our predecessor audited financial statements identified as “Freedom REIT Contribution Group” for the year ended December 31, 2014 and notes thereto included in the information statement filed as an exhibit to our registration statement on Form 10 filed on March 12, 2015. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2015.

Use of Estimates

The preparation of the combined consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that these estimates could change in the near term.

Real Estate Investments

Upon acquisition, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, building, improvements, furniture, fixtures, and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value, which is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents.

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed as incurred.

The results of operations for acquired properties are included in the combined consolidated statements of operations and comprehensive loss from their respective acquisition dates.

Real estate assets, including land, building, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress includes the cost of renovation projects being performed at the various properties. Once a project is complete the historical cost of the renovation is placed into service in one of the categories above depending on the renovation project and is depreciated over the estimated useful lives as described in the table above.

Impairment

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the periods ended March 31, 2015 and 2014, the Company did not record any impairment charges related to real estate assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of amounts set aside for security deposits, capital improvements and lender impound reserve accounts on the Company’s borrowings for escrow deposits, and amounts set aside for real estate taxes and insurance. The following is a summary of the restricted cash held as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Security deposits	$1,498,986	$1,574,302
Operating escrows	7,648,193	7,299,426
Renovation and repair escrows	51,399,061	38,943,614
	$60,546,240	$47,817,342

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, of $5,647,715 and $4,632,429 are recorded on the accompanying combined consolidated balance sheets as of March 31, 2015 and at December 31, 2014, respectively. Amortization of deferred financing costs of $306,596 and $25,440 is included in interest expense in the combined consolidated statements of operations and comprehensive loss for the three month periods ended March 31, 2015 and 2014, respectively.

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in the joint ventures in multifamily properties that the Company consolidates. The Company reports its joint venture partners’ interests in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss and equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

Accounting for Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a VIE in accordance with FASB ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests that change with changes in the fair value of the VIE’s net assets. The Company assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If an entity in which the Company holds a joint venture interest qualifies as a VIE and the Company is determined to be the primary beneficiary, the joint venture is consolidated.

The following table represents the Company’s investments in joint ventures at March 31, 2015 and December 31, 2014:

Properties	Location	Year Acquired	Effective Ownership Percentage at March 31, 2015	Effective Ownership Percentage at December 31, 2014
The Miramar Apartments	Dallas, Texas	2013	100%	100%
Arbors on Forest Ridge	Bedford, Texas	2014	90%	90%
Cutter's Point	Richardson, Texas	2014	90%	90%
Eagle Crest	Irving, Texas	2014	90%	90%
Meridian	Austin, Texas	2014	90%	90%
Silverbrook	Grand Prairie, Texas	2014	90%	90%
Timberglen	Dallas, Texas	2014	90%	90%
Toscana	Dallas, Texas	2014	90%	90%
The Grove at Alban	Frederick, Maryland	2014	76%	76%
Willowdale Crossings	Frederick, Maryland	2014	80%	80%
Edgewater at Sandy Springs	Atlanta, Georgia	2014	90%	90%
Beechwood Terrace	Nashville, Tennessee	2014	90%	90%
Willow Grove	Nashville, Tennessee	2014	90%	90%
Woodbridge	Nashville, Tennessee	2014	90%	90%
Abbington Heights	Antioch, Tennessee	2014	90%	90%
The Summit at Sabal Park	Tampa, Florida	2014	90%	90%
Courtney Cove	Tampa, Florida	2014	90%	90%
Colonial Forest	Jacksonville, Florida	2014	90%	90%
Park at Blanding	Orange Park, Florida	2014	90%	90%
Park at Regency	Jacksonville, Florida	2014	90%	90%
Jade Park (FKA Wood Forest)	Daytona Beach, Florida	2014	90%	90%
Mandarin Reserve (FKAVictoria Park)	Jacksonville, Florida	2014	90%	90%
Radbourne Lake	Charlotte, North Carolina	2014	90%	90%
Timber Creek	Charlotte, North Carolina	2014	90%	90%
Belmont at Duck Creek	Garland, Texas	2014	90%	90%
The Arbors	Tucker, Georgia	2014	90%	90%
The Crossings	Marietta, Georgia	2014	90%	90%
The Crossings at Holcomb Bridge	Roswell, Georgia	2014	90%	90%
The Knolls	Marietta, Georgia	2014	90%	90%
Regatta Bay	Seabrook, Texas	2014	90%	90%
Sabal Palm at Lake Buena Vista	Orlando, Florida	2014	90%	90%
Steeplechase Apartments	Fredericksburg, Virginia	2014	85%	85%
Barrington Mill	Marietta, Georgia	2015	90%	0%	(1)
Cornerstone	Orlando, Florida	2015	90%	0%	(1)
Dana Point	Dallas, Texas	2015	90%	0%	(1)
Heatherstone	Dallas, Texas	2015	90%	0%	(1)
Versailles	Dallas, Texas	2015	90%	0%	(1)
McMillan Place	Dallas, Texas	2015	90%	0%	(1)

(1)	Properties were acquired in 2015, therefore no ownership as of December 31, 2014.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

In connection with its indirect equity investments in the properties acquired, the Company holds LLC membership interests in the operating partnerships. These entities are deemed to be variable interest entities as we have disproportionately few voting rights (in the form of substantive participating rights over all of the decisions that are made that most significantly affect economic performance) relative to our economic interests in the entities and substantially all of the activities of the entities are performed on our behalf. The Company is considered the primary beneficiary of these VIEs as no single party meets both criteria to be the primary beneficiary, and we are the member of the related party group that has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Within the related party group, the Company is the most closely associated to the VIE based on the purpose and design of the entity, the size of our ownership interests relative to the other investors, and the rights we hold with respect to the other investors’ equity interests, including our ability to preclude any transfers of their interests and ability to drag them along on the sale of our equity interest. All VIEs are consolidated in the Company’s financial statements. The assets of these VIEs can only be used to settle obligations of the VIEs, and the creditors of these entities have no recourse to other assets of the Company.

The other investor in the VIEs is BH Equity or affiliates of BH Equity.  When these VIEs were formed under our predecessor, BH Equity invested in each VIE (with the exception of Miramar) on the same basis as us, receiving a proportional share of each VIE (other than Miramar).  Each VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. BH Equity, or its affiliates provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to the Portfolio.  In consideration of the guarantees provided by BH Equity and its affiliates, they will earn an additional 10% profit interest in the VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, generally 80% of the distributions will be paid to us and 20% of the distributions will be paid to BH Equity or an affiliate.

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

Asset Management & Property Management Services

Management fee expenses are recognized when incurred in accordance with each management agreement, see additional disclosures at Note 8.

Allowance for Doubtful Accounts

Allowances for rental income receivables are established when management determines that collections of such receivables are doubtful. Balances are considered past due when payment is not received on the contractual due date. When management has determined that receivables are uncollectible, they are written off against the allowance for doubtful accounts.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its first taxable year of operations as a separate public company. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders as long as it distributes at least 90% of its taxable income to its stockholders and meets certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Reportable Segment

Substantially all of the Company’s consolidated net loss is from investments in real estate properties within the multi-family sector that the Company owns through LLCs. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment and, accordingly, its properties are aggregated into one reportable segment.

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy)

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

•

Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes an independent third party to perform the valuation analysis for each property acquisition and also to perform the market valuations on the interest rate caps and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and interest rate caps are fair and consistent as of the measurement date.

Per Share Data

The Company began operations on March 31, 2015 as described above and therefore no earnings per share have been disclosed on the combined consolidated statements of operations and comprehensive loss since all operating activities of the Company were presented as predecessor operations. Basic earnings per share will be presented for all periods following March 31, 2015 and computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act. The following recent accounting pronouncements reflect effective dates that delay the adoption until those standards would otherwise apply to private companies.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the requirements for reporting discontinued operations. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. As a result, under the new standard the Company does not expect to report discontinued operations for most real estate dispositions. The new standard is effective for any disposals of components of the Company in annual reporting periods beginning on or after December 15, 2014. The Company implemented the provisions of ASU 2014-08 as of January 1, 2015.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company will implement the provisions of ASU 2015-02 as of January 1, 2017. The Company has not yet determined the impact of the new standard on its current policies for consolidation.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which changes the way reporting enterprises record debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for annual reporting periods beginning after December 15, 2015. The Company will implement the provisions of ASU 2015-03 as of January 1, 2016. The Company does not expect the new standard to have a material impact on its financial statements.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions

As of March 31, 2015, through its consolidated joint ventures, the Company has invested in a total of thirty-eight multifamily properties as listed below (property descriptions including rentable square footage, number of units, average effective monthly rent and occupancy are unaudited):

Multifamily Property Name	Rentable Square Footage	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of March 31, 2015 (2)	% Occupied as of December 31, 2014 (2)
The Miramar Apartments	183,100	314	10/31/2013	$552	96.5%	92.7%
Arbors on Forest Ridge	154,556	210	1/31/2014	$781	96.2%	92.9%
Cutter's Point	197,972	196	1/31/2014	$949	94.9%	96.4%
Eagle Crest	395,951	447	1/31/2014	$756	95.5%	94.9%
Meridian	148,200	200	1/31/2014	$776	94.5%	95.0%
Silverbrook	526,138	642	1/31/2014	$682	93.8%	91.7%
Timberglen	221,376	304	1/31/2014	$717	93.8%	93.4%
Toscana	115,400	192	1/31/2014	$625	93.8%	93.2%
The Grove at Alban	267,300	290	3/10/2014	$941	94.1%	89.3%
Willowdale Crossings	411,800	432	5/15/2014	$996	87.5%	82.9%
Edgewater at Sandy Springs	726,774	760	7/18/2014	$778	92.0%	92.5%
Beechwood Terrace	271,728	300	7/21/2014	$756	96.0%	98.7%
Willow Grove	229,140	244	7/21/2014	$704	96.7%	94.7%
Woodbridge	246,840	220	7/21/2014	$840	94.5%	90.5%
Abbington Heights	238,974	274	8/1/2014	$755	96.4%	96.0%
The Summit at Sabal Park	204,545	252	8/20/2014	$802	93.3%	88.5%
Courtney Cove	224,958	324	8/20/2014	$694	94.1%	95.1%
Colonial Forest	160,093	174	8/20/2014	$612	90.8%	94.8%
Park at Blanding	116,410	117	8/20/2014	$753	94.0%	88.9%
Park at Regency	134,253	159	8/20/2014	$735	93.1%	91.2%
Jade Park (FKA Wood Forest)	118,392	144	8/20/2014	$698	91.0%	96.5%
Mandarin Reserve (FKA Victoria Park)	449,276	520	9/15/2014	$677	95.4%	95.4%
Radbourne Lake	246,599	225	9/30/2014	$930	93.8%	92.4%
Timber Creek	248,391	352	9/30/2014	$716	88.1%	93.2%
Belmont at Duck Creek	198,279	240	9/30/2014	$825	93.3%	93.8%
The Arbors	127,536	140	10/16/2014	$734	91.4%	92.1%
The Crossings	377,840	380	10/16/2014	$699	96.3%	94.7%
The Crossings at Holcomb Bridge	247,982	268	10/16/2014	$729	95.1%	93.7%
The Knolls	311,160	312	10/16/2014	$778	93.9%	95.2%
Regatta Bay	200,440	240	11/4/2014	$955	95.0%	96.3%
Sabal Palm at Lake Buena Vista	370,768	400	11/5/2014	$1,053	93.0%	95.0%
Steeplechase Apartments	115,712	156	12/18/2014	$1,005	89.1%	92.9%
McMillan Place	290,051	402	1/15/2015	$667	92.3%	(3)
Cornerstone	317,565	430	1/15/2015	$827	90.7%	(3)
Barrington Mill	692,180	752	2/6/2015	$709	96.0%	(3)
Dana Point	206,276	264	2/26/2015	$772	94.7%	(3)
Heatherstone	115,615	152	2/26/2015	$762	92.8%	(3)
Versailles	300,908	388	2/26/2015	$800	92.0%	(3)
	10,110,478	11,816

(1)

Average effective monthly rent per unit is equal to the average of (i) the contractual rent for commenced leases as of March 31, 2015 minus any tenant concession over the term of the lease, divided by (ii) the number of units under commenced leases as of March 31, 2015.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Percent occupied is calculated as (i) the number of units occupied as of March 31, 2015, and at December 31, 2014, divided by total number of units, expressed as a percentage.
(3)	Properties Acquired in 2015.

4. Real Estate Investments

As of March 31, 2015, the major components of the Company’s investments in multifamily properties, were as follows (unaudited):

Property	Land	Building and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580,000	$8,369,256	$—	$51,108	$451,579	$10,451,944
Arbors on Forest Ridge	2,330,000	10,860,861	—	—	287,754	13,478,616
Cutter's Point	3,330,000	12,666,499	—	24,701	371,423	16,392,623
Eagle Crest	5,450,000	21,502,269	—	255,092	482,312	27,689,673
Meridian	2,310,000	10,285,125	—	324	234,190	12,829,639
Silverbrook	4,860,000	24,593,306	—	160,361	1,007,362	30,621,029
Timberglen	2,510,000	14,085,555	—	81,645	332,500	17,009,701
Toscana	1,730,000	7,006,461	—	80,284	261,700	9,078,445
The Grove at Alban	3,640,000	18,928,816	—	92,690	297,617	22,959,123
Willowdale Crossings	4,650,000	35,540,995	—	65,264	486,529	40,742,787
Edgewater at Sandy Springs	14,290,000	41,318,896	—	1,378,139	1,229,042	58,216,076
Beechwood Terrace	1,390,000	20,124,973	—	38,727	231,435	21,785,135
Willow Grove	3,940,000	9,990,585	—	539,035	174,319	14,643,939
Woodbridge	3,650,000	12,063,289	—	305,915	215,642	16,234,845
Abbington Heights	1,770,000	16,117,302	—	39,666	221,456	18,148,424
The Summit at Sabal Park	5,770,000	13,021,170	—	125,330	274,165	19,190,665
Courtney Cove	5,880,000	12,569,229	—	153,913	405,233	19,008,375
Colonial Forest	2,090,000	3,134,390	—	289,101	200,304	5,713,794
Park at Blanding	2,610,000	3,874,234	—	24,781	127,263	6,636,279
Park at Regency	2,620,000	5,352,249	—	138,050	256,352	8,366,651
Jade Park (FKA Wood Forest)	1,490,000	6,166,312	—	224,596	144,067	8,024,975
Mandarin Reserve (FKA Victoria Park)	5,610,000	19,699,737	—	741,759	417,614	26,469,110
Radbourne Lake	2,440,000	20,950,098	—	168,636	430,825	23,989,559
Timber Creek	11,260,000	10,755,680	—	1,652,306	153,543	23,821,529
Belmont at Duck Creek	1,910,000	16,875,625	—	9,894	221,835	19,017,354
The Arbors	1,730,000	5,859,987	199,000	403,110	98,776	8,290,873
The Crossings	4,150,000	16,139,574	834,000	611,754	255,384	21,990,712
The Crossings at Holcomb Bridge	5,560,000	9,811,712	616,000	316,550	201,804	16,506,065
The Knolls	3,410,000	16,935,843	759,000	203,470	231,605	21,539,917
Regatta Bay	1,660,000	15,803,412	714,000	17,186	167,550	18,362,149
Sabal Palm at Lake Buena Vista	7,580,000	40,133,564	1,387,000	282,225	455,566	49,838,356
Steeplechase Apartments	6,120,000	10,373,000	492,000	116,345	71,768	17,173,113
Barrington Mill	10,170,000	45,912,126	1,814,000	264,359	138,978	58,299,463
Cornerstone	1,500,000	29,322,368	894,000	201,848	77,375	31,995,590
Dana Point	4,090,000	11,548,000	362,000	—	236,502	16,236,502
Heatherstone	2,320,000	6,787,000	208,000	—	136,275	9,451,275
Versailles	6,720,000	18,519,000	581,000	—	347,275	26,167,275
McMillan Place	3,610,000	16,743,136	572,000	2,404	71,448	20,998,988
	157,730,000	619,741,634	9,432,000	9,060,566	11,406,368	807,370,568
Accumulated depreciation and amortization	—	(13,913,263)	(5,351,567)	—	(1,250,398)	(20,515,228)
	$157,730,000	$605,828,371	$4,080,433	$9,060,566	$10,155,970	$786,855,340

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the major components of the Company’s investments in multifamily properties, were as follows:

Property	Land	Building and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580,000	$8,355,872	$290,000	$—	$433,354	$10,659,226
Arbors on Forest Ridge	2,330,000	10,831,742	312,000	1,556	263,482	13,738,780
Cutter's Point	3,330,000	12,619,109	352,000	27,633	326,259	16,655,001
Eagle Crest	5,450,000	21,465,476	654,000	125,369	463,430	28,158,275
Meridian	2,310,000	10,258,263	299,000	—	198,449	13,065,712
Silverbrook	4,860,000	24,543,851	793,000	92,461	903,432	31,192,744
Timberglen	2,510,000	14,076,404	408,000	375	309,404	17,304,183
Toscana	1,730,000	6,961,530	230,000	23,145	229,169	9,173,844
The Grove at Alban	3,640,000	18,913,344	796,000	104,844	228,722	23,682,910
Willowdale Crossings	4,650,000	35,543,667	1,172,000	1,200	401,169	41,768,036
Edgewater at Sandy Springs	14,290,000	41,094,413	1,930,000	1,261,227	1,005,747	59,581,387
Beechwood Terrace	1,390,000	19,680,820	409,000	164,621	157,222	21,801,663
Willow Grove	3,940,000	9,512,555	298,000	647,574	91,824	14,489,953
Woodbridge	3,650,000	12,020,293	334,000	305,915	178,974	16,489,182
Abbington Heights	1,770,000	15,863,951	400,000	110,310	170,595	18,314,856
The Summit at Sabal Park	5,770,000	12,972,098	404,000	81,884	221,200	19,449,182
Courtney Cove	5,880,000	12,486,882	431,000	80,447	311,573	19,189,902
Colonial Forest	2,090,000	3,116,687	186,000	242,841	166,378	5,801,906
Park at Blanding	2,610,000	3,691,461	177,000	183,739	111,158	6,773,358
Park at Regency	2,620,000	5,343,919	220,000	60,558	196,138	8,440,615
Jade Parl (FKA Wood Forest)	1,490,000	6,061,395	200,000	218,688	89,406	8,059,489
Mandarin Reserve (FKA Victoria Park)	5,610,000	19,679,711	701,000	701,020	300,213	26,991,944
Radbourne Lake	2,440,000	20,830,406	652,000	148,114	355,391	24,425,911
Timber Creek	11,260,000	10,704,510	799,000	948,430	113,475	23,825,415
Belmont at Duck Creek	1,910,000	16,654,792	436,000	107,063	134,860	19,242,715
The Arbors	1,730,000	5,844,105	199,000	162,100	44,827	7,980,032
The Crossings	4,150,000	16,138,747	834,000	491,672	126,678	21,741,097
The Crossings at Holcomb Bridge	5,560,000	9,788,284	616,000	48,173	66,311	16,078,768
The Knolls	3,410,000	16,931,399	759,000	107,984	124,357	21,332,740
Regatta Bay	1,660,000	15,803,412	714,000	1,014	110,384	18,288,810
Sabal Palm at Lake Buena Vista	7,580,000	40,130,430	1,387,000	80,255	438,526	49,616,211
Steeplechase Apartments	6,120,000	10,373,000	492,000	—	15,000	17,000,000
	129,320,000	488,292,528	17,884,000	6,530,212	8,287,107	650,313,847
Accumulated depreciation and amortization	—	(8,533,478)	(12,442,170)	—	(812,292)	(21,787,940)
	$129,320,000	$479,759,050	$5,441,830	$6,530,212	$7,474,815	$628,525,907

Depreciation expense was $5,818,665 and $735,525 for the three months ended March 31, 2015 and 2014, respectively.

Amortization expense related to the Company’s intangible lease assets was $5,791,625 and $1,275,666 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense related to the Company’s intangible lease assets for the remainder of the year ended December 31, 2015 is expected to be $4,080,433. Due to the six month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2014 has been fully amortized and the assets and related accumulated amortization have been written-off as of March 31, 2015.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

5. Pro Forma Financial Information (Unaudited)

The following table summarizes, on an unaudited basis, the combined consolidated pro forma results of operations of the Company for the periods ended March 31, 2015 and 2014. The Company acquired thirty seven properties during the period January 1, 2014 through March 31, 2015 and one additional property subsequent to the period on April 15, 2015 (see footnote 10). The following unaudited pro forma information for the periods ended March 31, 2015 and 2014 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2015	2014
Actual
Total revenue	$25,537,470	$3,976,985
Net loss	(5,892,549)	(2,622,841)

Pro forma:
Total revenues	28,286,111	27,048,805
Net income (loss)	1,114,373	(11,038,316)

The pro forma information includes adjustments to actual revenues and expenses recorded to reflect operations of all properties acquired as of and subsequent to March 31, 2015, assuming each was owned by the Company and operating as of January 1, 2014. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties, and half of intangible lease assets have been amortized during the three month period ended March 31, 2014 due to the six month life; (3) acquisition costs have been excluded for pro forma purposes for the acquisition costs of the properties; (4) management and advisory fees have been adjusted for based on pro forma basis; and (5) general and administrative fees expected to be incurred on a quarterly basis at a parent level have been adjusted for based on a quarterly estimate of $950,000.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

6. Debt

Mortgages Payable

The following table contains summary information concerning the mortgage debt that is nonrecourse to the Company and encumbers the multifamily properties as of March 31, 2015:

Property		Type	Term (months)	Amortization (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
The Miramar Apartments	(2)	Floating	120	360	$8,400,000	2.40%	2/1/2025
Arbors on Forest Ridge	(3)	Floating	84	360	10,244,000	2.91%	2/1/2021
Cutter's Point	(3)	Floating	84	360	12,676,000	2.91%	2/1/2021
Eagle Crest	(3)	Floating	84	360	21,860,000	2.91%	2/1/2021
Meridian	(3)	Floating	84	360	9,840,000	2.91%	2/1/2021
Silverbrook	(3)	Floating	84	360	24,320,000	2.91%	2/1/2021
Timberglen	(3)	Floating	84	360	13,560,000	2.91%	2/1/2021
Toscana	(3)	Floating	84	360	7,100,000	2.91%	2/1/2021
Beechwood Terrace	(4)	Floating	84	360	17,120,000	2.26%	8/1/2021
Colonial Forest	(4)	Floating	84	360	4,125,000	2.34%	9/1/2021
Courtney Cove	(4)	Floating	84	360	14,210,000	2.26%	9/1/2021
Edgewater at Sandy Springs	(4)	Floating	84	360	43,550,000	2.27%	8/1/2021
The Grove at Alban	(4)	Floating	84	360	18,720,000	2.72%	4/1/2021
Park at Blanding	(4)	Floating	84	360	4,875,000	2.34%	9/1/2021
Park at Regency	(4)	Floating	84	360	6,225,000	2.34%	9/1/2021
The Summit at Sabal Park	(4)	Floating	84	360	14,287,000	2.26%	9/1/2021
Mandarin Reserve (FKA Victoria Park)	(4)	Floating	84	360	19,650,000	2.28%	10/1/2021
Willow Grove	(4)	Floating	84	360	11,000,000	2.29%	8/1/2021
Willowdale Crossings	(4)	Floating	84	360	32,800,000	2.45%	6/1/2021
Jade Park (FKA Wood Forest)	(4)	Floating	84	360	5,850,000	2.33%	9/1/2021
Woodbridge	(4)	Floating	84	360	12,800,000	2.27%	8/1/2021
Steeplechase	(4)	Floating	84	360	13,600,000	2.29%	1/1/2022
Barrington Mill	(4)	Floating	84	360	43,500,000	2.14%	3/1/2022
Dana Point	(4)	Floating	84	360	12,176,000	2.23%	3/1/2022
Heatherstone	(4)	Floating	84	360	7,087,000	2.26%	3/1/2022
Versailles	(4)	Floating	84	360	19,623,000	2.21%	3/1/2022
Timber Creek	(5)	Floating	120	360	19,482,000	2.00%	10/1/2024
Radbourne Lake	(5)	Floating	120	360	19,213,000	1.99%	10/1/2024
The Arbors	(5)	Floating	120	360	5,812,000	1.99%	11/1/2024
The Crossings	(5)	Floating	120	360	16,200,000	1.99%	11/1/2024
The Crossings at Holcomb Bridge	(5)	Floating	120	360	12,450,000	1.99%	11/1/2024
The Knolls	(5)	Floating	120	360	16,038,000	1.99%	11/1/2024
McMillan Place	(5)	Floating	120	360	15,738,000	2.10%	2/1/2025
Abbington Heights	(6)	Fixed	120	360	10,544,915	3.79%	9/1/2022
Belmont at Duck Creek	(7)	Fixed	84	360	11,480,786	4.68%	9/1/2018
Regatta Bay	(8)	Fixed	480	480	13,131,125	4.85%	8/1/2050
Sabal Palm at Lake Buena Vista	(9)	Floating	120	360	37,680,000	1.99%	12/1/2024
Cornerstone	(10)	Fixed	120	360	23,775,000	4.24%	3/1/2023
					$610,742,826
Valuation adjustments					374,234
					$611,117,060

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(1)

Interest rate is based on one month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on fixed rate of 4.85%) and Cornerstone (based on a blended fixed rate of 4.24%). One month LIBOR as of March 31, 2015 was 0.18%.

(2)

Loan can be pre-paid within the first 12 months of the term at par plus 1.00% of the unpaid principal balance, loan can be pre-paid starting in the 13th month of the term through the 24th month of the term at par plus 0.50% of the unpaid principal balance, loan can be pre-paid starting in the 25th month of the term through the 36th month of the term at par plus 0.25% of the unpaid principal balance and at par during the last two years of the term.

(3)	Loan can be pre-paid starting in the 25th month of the term through the 81st month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(4)	Loans can be pre-paid starting in the 13th month of the term through the 81st month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(5)	Loans can be pre-paid starting in the 13th month of the term through the 116th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last four months of the term.
(6)	Debt was assumed upon acquisition of this property and approximated fair value. The loan is open to pre-payment in the last three months of the term.
(7)	Debt was assumed upon acquisition of this property. An adjustment was made to approximate the debt to fair value. The loan is open to pre-payment in the last six months of the term.
(8)

Debt was assumed upon acquisition of this property and is a Housing and Urban Development (“HUD”) loan that is fully amortizing and approximated fair value. Debt is insured by HUD under the Section 221(d)(4) program.

(9)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00% and can also be prepaid starting in the 13th month of the term through the 116th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last four months of the term.

(10)

Debt in the amount of $18,000,000 was assumed upon acquisition and approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013 and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months interest only. The first mortgage is prepayable and subject to yield maintenance from month 13 through August 31, 2022 and is prepayable at par September 1, 2022 until maturity.  Concurrently with the acquisition of the property, we placed a supplemental second mortgage on the property with a principal amount of $5,775,000, a fixed rate of 4.70%, and maturing conterminously with the first mortgage. The supplemental second mortgage is prepayable and subject to yield maintenance from the date of issuance through August 31, 2022 and is prepayable at par September 1, 2022 until maturity. As of March 31, 2015, the total indebtedness secured by the property is $23,775,000 and has a blended pay rate of 4.24%.

The weighted average interest rate of our mortgage indebtedness was 2.53% as of March 31, 2015 and 2.65% as of December 31, 2014. Each of our mortgages is a non-recourse obligation subject to customary exceptions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

Schedule of Debt Maturities

Debt maturities scheduled for each of the next five years and thereafter, are as follows:

Remainder of 2015	$829,539
2016	4,632,983
2017	8,087,338
2018	13,668,179
2019	14,583,922
Thereafter	568,940,865
Total	$610,742,826

7. Fair Value Measures and Financial Instruments

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets are recorded at fair value at acquisition and may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Real estate acquisitions

As of December 31, 2014 and as further discussed in Notes 2 and 3, the Company acquired thirty two properties for approximately $633,200,000. The purchase prices of these properties were allocated as follows: land $129,320,000, building, building improvements, furniture, fixtures and equipment $485,996,000, and intangible lease assets $17,884,000 based on their estimated fair values using Level 3 inputs. Of the thirty two properties acquired there were three properties with assumed debt which was recorded based on their estimated fair value using Level 2 inputs.

During the period ended March 31, 2015 and as further discussed in Notes 2 and 3, the Company acquired six additional properties for approximately $162,588,400. The purchase prices of these properties were allocated as follows: land $28,410,000, building, building improvements, furniture, fixtures, and equipment $129,747,400, and intangible lease assets $4,431,000 based on their estimated fair values using Level 3 inputs. Of six properties acquired there was one property with assumed debt which was recorded based on its estimated fair value using Level 2 inputs.

As discussed in Note 2, fair value measurements at the time of acquisition were determined by management using available market information and appropriate valuation methodologies available to management for the period ended March 31, 2015 and at December 31, 2014. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The following table represents critical assumptions used and the ranges for those assumptions:

Going-in cap rate	4.8% - 6.2%
Terminal cap rate	5.2% - 6.8%
Discount rate	5.5% - 10.7%
Growth rate revenues	1.6% - 3.3%
Growth rate operating costs	1.6% - 3.3%

Derivative financial instruments and hedging activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to mortgage debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps related to mortgage debt as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps have terms ranging from 3-4 years. During the three-months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The derivatives cap our variable interest rate at a weighted average interest rate of 6.00%.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three-months ended March 31, 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. During the three-months ended March 31, 2014, the Company had no derivatives designated as cash flow hedges.

As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional
Interest rate caps	14	$246,999,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notional
Interest rate caps	20	$304,812,000

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the combined consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Asset Derivative			Liability Derivative
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	289,903	263,301	Other liabilities	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	79,203	194,732	Other liabilities	—	—
Total		369,107	458,033		—	—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014:

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2015	2014		2015	2014		2015	2014
Derivatives designated as hedging instruments
For the three months ended March 31,
Interest rate caps	(269,758)	—	Interest expense	—	—	Interest expense	—	—
Total	(269,758)	—		—	—		—	—

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2015	2014
Derivatives not designated as hedging instruments
For the three months ended March 31,
Interest rate caps	Interest expense	(115,529)	(204,903)
Total		(115,529)	(204,903)

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments.

Long-term indebtedness is carried at amounts that reasonably approximate their fair value because of the limited period in which the amounts were outstanding and owed on some loans and the variable interest rate terms. Management used a market spread from quoted prices to determine the interest rate on variable rate loans which was 2.02% and 2.02% as of March 31, 2015 and December 31, 2014, respectively. On fixed rate debt management used quoted prices which ranged from 3.7% to 3.9%.

8. Related Party Transactions

Asset Management Fee

In accordance with the operating agreement of each real estate property the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective Gross Income of the properties, as defined. For the three months ended March 31, 2015 and 2014, the properties comprising the Company incurred asset management fees to the Company of $126,715 and $16,959, respectively. Since the fees are paid to the Company they have been eliminated in consolidation.

Property management and construction fees

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest member of the Company by virtue of ownership in certain VIEs through its affiliate BH Equity. The property management fee is approximately 3% of the monthly gross income from each property managed. Currently BH manages all of our properties. Additionally, the Company may pay BH certain other fees, including (1) a fee of $15.00 per unit for the one time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, and other owner approved fees at $55 per hour. For the three months ended March 31, 2015 and 2014, the properties comprising the Company incurred management fees to BH of $758,814 and $122,624, respectively. For the three months ended March 31, 2015 and 2014, the properties comprising the Company incurred construction supervision fees to BH of $140,948 and $0, respectively.

Management and administrative fee

Prior to the Spin-Off, the predecessor paid NexPoint Advisors, an affiliate of the Adviser, an annual fee, paid monthly, in an amount equal to 1.00% of the average daily value of the predecessor’s “Managed Assets”. The predecessor’s Managed Assets were an amount equal to the total assets of the predecessor, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the predecessor’s investment objectives and policies, and/or (iv) any other means.

Additionally, the predecessor paid NexPoint Advisors an administrative fee for services to the predecessor. The administrative fee was payable monthly, in an amount equal to 0.20% of the average weekly value of the predecessor’s Managed Assets. The advisory and administration fees were paid by the predecessor on behalf of the Company.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Following the Spin-Off and in accordance with the Advisory Agreement, the Company will pay the Adviser a management fee equal to 1.00% of the Average Real Estate Assets, as defined in the Advisory Agreement. The duties performed by our Adviser under the terms of the Advisory Agreement include but are not limited to: providing daily management for us, selecting and working with third party service providers, managing our properties or overseeing the third party property manager, formulating an investment strategy for us and selecting suitable properties and investments for us. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (or partial month) (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures. The management fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the management fee in shares of common stock, subject to certain limitations.

In accordance with the Advisory Agreement, the Company will also pay the Adviser an administrative fee equal to 0.20% of the Average Real Estate Assets. The administrative fee will be payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations. The management and administrative fees to be paid to the Adviser on the real estate assets that are owned are subject to a stipulated cap.

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses. Operating Expenses include legal, accounting, financial and due diligence services performed by the Advisor that outside professionals or outside consultants would otherwise perform, and the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor required for the Company’s operations. Operating Expenses do not include expenses for the management and administrative services described in the Advisory Agreement. Offering Expenses include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees. Certain Operating Expenses such as, our ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company will be billed monthly to us under a shared services agreement.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by us for management and administrative fees payable to the Adviser, stock-based compensation granted under any Company equity compensation plan, and Operating Expenses will not exceed 1.5% of Average Real Estate Assets (the “1.5% Limitation”) per calendar year (or part thereof that the Advisory Agreement is in effect). The cap does not limit the reimbursement of expenses related to securities offerings or Offering Expenses. The cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.  Also, management and administrative fees are further limited on Contributed Assets to $5,691,428 in any calendar year.  Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-off.  Management and administrative fees on New Assets are not subject to the above limitation but are subject to the 1.5% Limitation.  New Assets are all Real Estate Assets that are not Contributed Assets.

The amount of management and administration fees incurred by our predecessor was $1,276,687 and $108,199 for the three months ended March 31, 2015 and 2014, respectively, and are reflected on the statements of operations and comprehensive loss in management and administrative fees. The allocation is based on the terms of the NexPoint Advisors Advisory Agreement prior to the Spin-Off. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by our predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.

NEXPOINT RESIDENTIAL TRUST, INC. AND PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At March 31, 2015, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations and comprehensive loss of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.

The Company is not aware of any environmental liability with respect to the properties that could have a material adverse effect on our business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on our results of operations and cash flows.

10. Subsequent Events

The Company acquired the following property subsequent to March 31, 2015 (unaudited):

Property	Location	Closing Date	Purchase Price (2)	Debt		# Units	Noncontrolling Interest	Effective Ownership
Bayberry Apartments	West Palm Beach, Florida	April 15, 2015	$21,000,000	$12,660,000	(1)	222	10%	90%

(1) - New loan with floating interest rate at 1.80% over the one-month LIBOR over an 84 month term, with an initial 48 months of interest only, that matures on May 1, 2022.  A third party interest rate cap was purchased fixing the max note rate at 7.75%. The note is pre-payable in the 13th month through the 81st month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted or expected in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in the information statement filed as an exhibit to our Registration Statement on Form 10, as amended (Registration No. 001-3663), which was declared effective in March 18, 2015. Our management believes the assumptions underlying the Company’s Consolidated Financial Statements and accompanying notes are reasonable. However, the Company’s Consolidated Financial Statements may not necessarily reflect our financial condition and results of operations in the future.

Overview

As of March 31, 2015, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern United States and Texas consisting of 38 multifamily properties encompassing 11,816 units of apartment space that is 94% leased. The weighted average monthly effective rent per occupied apartment unit at the properties is $771 as of March 31, 2015.

We are a publicly traded REIT with our shares listed on the NYSE. We are primarily focused on directly or indirectly acquiring, owning, operating and selectively developing well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southwestern and Southeastern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ management and capex value-add programs at a majority of our acquisitions in an attempt to improve rental rates and the net operating income at our properties. We are externally managed by NexPoint Real Estate Advisors L.P., or our Adviser, an affiliate of Highland Capital Management, L.P., a leading global alternative asset manager and an SEC-registered investment adviser which, together with its affiliates, had approximately $20.9 billion in assets under management as of March 31, 2015.

We began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund ("NHF") of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC.  We use the term “predecessor" to mean the carve out business of the entities that owned all or a majority interest in the multifamily properties transferred or contributed to the Company by NHF. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares.  We refer to the distribution of our common stock by NHF as the "Spin-Off."  Substantially all of our operations were conducted by our predecessor prior to March 31, 2015. With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. Our predecessor included all of the properties in our portfolio that were held indirectly by Freedom REIT, a wholly owned subsidiary of NHF, prior to the Spin-Off that occurred on March 31, 2015. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout this report to the Company, we, or our, include the activity of the predecessor defined above.

We have elected to be taxed and intend to qualify as a REIT for U.S. federal income tax purposes commencing with our first taxable year of operations. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Results of Operations

Three-Month Period Ended March 31, 2015 Compared to the Three-Month Period Ended March 31, 2014

Our primary business consists of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southwestern and Southeastern United States. At the time of the Spin-Off, which occurred on March 31, 2015, the Company owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, consisting of 38 multifamily properties encompassing 11,816 units of apartment space, which at the time of the Spin-Off was approximately 94% leased and the weighted average monthly effective rent per occupied apartment unit at those properties will be approximately $771.

The following table sets forth a summary of the Company’s operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total revenue	$25,537,470	$3,976,985
Total expenses	(27,421,170)	(5,862,256)
Operating loss	(1,883,700)	(1,885,271)
Total other expense	(4,008,849)	(737,570)
Net loss	(5,892,549)	(2,622,841)
Net loss attributable to noncontrolling interest	(493,696)	(318,030)
Net loss attributable to Invested equity	(5,398,853)	(2,304,811)

The changes in the Company’s operating results for the three months ended March 31, 2015 as compared to the operating results for the three months ended March 31, 2014 primarily relate to the Company acquiring, owning and operating an additional 29 properties for a total of 38 properties as of March 31, 2015 as compared to acquiring, owning and operating nine properties as of March 31, 2014.

Revenues

Rental income. Our earnings are primarily attributable to the rental revenue from our multifamily properties. We anticipate that the leases we enter into for our multifamily properties will typically be for one year or less. Rental income was $22,690,537 for the three months ended March 31, 2015 compared to $3,560,203 for the three months ended March 31, 2014, which was an increase of $19,130,334. The increase was primarily due to the acquisition of 29 additional properties. Also, eight of the nine properties owned as of March 31, 2014 were acquired during the first quarter of 2014 and therefore did not reflect a full quarter of operations. We would also expect a modest increase in rent growth for our properties based upon increased rents and increased occupancy rates due to the value-add programs that we have implemented as well as organic growth in rents in the markets these properties are located.

Other income. Other income includes ancillary income earned from tenants such as application fees, late fees, laundry fees, utility reimbursements, and other rental related fees charged to tenants. Other income was $2,846,933 for the three months ended March 31, 2015 compared to $416,782 for the three months ended March 31, 2014, which was an increase of $2,430,151. The increase was primarily due to the acquisition of 29 additional properties and a full quarter of operations for the properties acquired in the first quarter of 2014.

Expenses

Property operating expenses. Property-operating expenses include property maintenance costs, salary and employee benefit costs, utilities and other property operating costs. Property operating costs were $7,319,301 for the three months ended March 31, 2015 compared to $1,037,750 for the three months ended March 31, 2014, which was an increase of $6,281,551. The increase was primarily due to the acquisition of 29 additional properties.

Acquisition costs. Acquisition costs includes the costs to acquire additional properties. Acquisition costs were $1,931,601 for the three months ended March 31, 2015 compared to $1,894,896 for the three months ended March 31, 2014, which was an increase of $36,705. The increase was minimal between the two periods because six properties were acquired during the three months ended March 31, 2015 and eight properties were acquired during the three months ended March 31, 2014. Acquisition costs depend on multiple variables during the closing process and the specific circumstances of each closing and are one-time costs associated with each acquisition.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authority’s depending on the location of each property. Insurance includes the cost to insure each property under commercial, general liability, and other needed insurance for each property. Real estate taxes and insurance costs were $3,377,919 for the three months ended March 31, 2015 compared to $532,581 for the three months ended March 31, 2014, which was an increase of $2,845,338. The increase was primarily due to the acquisition of 29 additional properties.

Property management fees. Property management fees includes fees paid to BH Management or other third party management companies for managing each property. Property management fees were $758,814 for the three months ended March 31, 2015 compared to $122,624 for the three months ended March 31, 2014, which was an increase of $636,190. The increase was primarily due to the acquisition of 29 additional properties.

Management and administration fees.  Management and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement. Advisory and administrative fees were $1,276,687 for the three months ended March 31, 2015 compared to $108,199 for the three months ended March 31, 2014, which was an increase of $1,168,488. The increase was primarily due to the acquisition of 29 additional properties which increases the basis on which the fee is earned.

General and administrative expenses. General and administrative expenses includes but is not limited to payments of reimbursements to the Adviser, audit fees, legal fees, listing fees, board of director fees, and investor relation costs. Through March 31, 2015 prior to the Spin-Off the Company did not expect to incur any costs other than management and administrative costs to the predecessor in the first quarter. Following the first quarter the Company expects the general and administrative costs of the Company to be approximately $950,000 for each subsequent quarter in 2015.

The reimbursement of Adviser Operating Expenses, administrative fees and the management fees paid to our Adviser will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect). The cap does not limit the reimbursement by NXRT of expenses related to securities offerings paid by the Adviser. The cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Nor does the cap apply to New Assets. These amounts were determined based on the experience of our management team and discussions with outside service providers, consultants and advisors.

Property general and administrative expense. Property general and administrative expenses includes the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property. Property general and administrative costs were $1,146,558 for the three months ended March 31, 2015 compared to $155,014 for the three months ended March 31, 2014, which was an increase of $991,544. The increase was primarily due to the acquisition of 29 additional properties.

Depreciation and amortization. Depreciation and amortization costs were $11,610,290 for the three months ended March 31, 2015 compared to $2,011,191 for the three months ended March 31, 2014, which was an increase of $9,599,099. The increase was primarily due to the acquisition of 29 additional properties. The amortization of intangible lease assets over a six month period from the point of acquisition is also expected to increase the cost of amortization during the initial year of operations for each property. For the three month period ended March 31, 2015 there were still 28 properties with amortizing intangible lease assets and for the three month period ended March 31, 2014 there were 9 properties with amortizing intangible lease assets.

Interest expense. Interest expense includes the cost of interest expense on debt, the amortization of debt issuance costs, and the fair value adjustments on interest rate caps. Interest expense costs were $4,008,849 for the three months ended March 31, 2015 compared to $737,570 for the three months ended March 31, 2014, which was an increase of $3,271,279. The increase was primarily due to the acquisition of 29 additional properties. The following is a table that details the various costs included in interest expense:

	Three Months Ended March 31,
	2015	2014
Interest on debt	$3,586,724	$507,228
Amortization of debt issuance costs	306,596	25,440
Rate cap market adjustments	115,529	204,903
Total	4,008,849	737,570

Non-GAAP Measurements

Net Operating Income

Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.

Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do. The following is a table that details our net operating income for the three months ended March 31, 2015 and 2014. The net operating income in the following table has not been adjusted for the effects of any noncontrolling interest.

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,892,549)	$(2,622,841)
Management and administrative fees	1,276,687	108,199
Depreciation and amortization	11,610,290	2,011,191
Interest expense	4,008,849	737,570
Acquisition costs	1,931,601	1,894,896
Net operating income	$12,934,878	$2,129,015

FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations, or AFFO, are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to Common Shareholder in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with Net Loss before adjusting for noncontrolling interest and show the noncontrolling interest as an adjustment to arrive at FFO attributable to common shareholders. AFFO is calculated by adjusting our FFO by adding back items that do not reflect ongoing property operations, such as acquisition expenses, equity-based compensation expenses and the amortization of deferred loan costs. AFFO will also be adjusted to include any gains (losses) from sales of property to the extent excluded from FFO. We will not have any equity-based compensation expenses unless and until our stockholders approve an amendment to the Company’s charter to remove the 1940 Act compliance requirements.

We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for AFFO, by excluding non-cash expenses such as acquisition expenses, equity-based compensation expenses and the amortization of deferred loan costs. FFO and AFFO can help investors compare our operating performance between periods and to other REITs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,892,549)	$(2,622,841)
Depreciation and amortization	11,610,290	2,011,191
Adjustment for noncontrolling interest	(738,000)	130,132
FFO attributable to Common Shareholders	4,979,741	(481,518)

Acquisition expenses	1,931,601	1,894,896
Amortization of deferred loan costs	306,596	25,440
Equity-based compensation expenses	—	—
Adjustment for noncontrolling interest	(216,328)	(256,900)
AFFO attributable to Common Shareholders	7,001,610	1,181,918

The changes in the Company’s FFO and AFFO for the three months ended March 31, 2015 as compared to the FFO and AFFO for the three months ended March 31, 2014 primarily relate to the Company acquiring, owning and operating an additional 29 properties for a total of 38 properties as of March 31, 2015 as compared to acquiring, owning and operating 9 properties as of March 31, 2014.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our multifamily properties, including:

•	recurring maintenance necessary to maintain our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments”);
•	distributions necessary to qualify for taxation as a REIT;
•	capital expenditures to complete our value-add program and to improve the quality and performance of our multifamily properties;
•	management fees payable to our Adviser;
•	administrative fees payable to our Adviser;
•	reimbursements to our Adviser; and
•	Property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of March 31, 2015, we have reserved $51.4 million for our planned capital expenditures to implement our value-add program.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional multifamily properties, renovations and other capital expenditures to improve our multifamily properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

In addition to our value-add program, our multifamily properties will require periodic capital expenditures and renovation to remain competitive. In addition, acquisitions, redevelopments or expansions of our multifamily properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or redevelopment through retained earnings long-term is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

We believe that our available cash, expected operating cash flows and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2015.

Cash Flows

The following table presents selected data from the Company’s Combined Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$1,139,385	$(974,223)
Net cash used in investing activities	(162,971,885)	(152,556,210)
Net cash provided by financing activities	181,094,297	158,108,406
Net increase in cash and cash equivalents	19,261,797	4,577,973
Cash and cash equivalents at beginning of period	12,661,535	189,868
Cash and cash equivalents at end of period	$31,923,332	$4,767,841

The changes in the Company’s overall cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2015 as compared to the cash flows for the three months ended March 31, 2014 primarily relate to the Company acquiring, owning and operating an additional 29 properties for a total of 38 properties as of March 31, 2015 as compared to acquiring, owning and operating 9 properties as of March 31, 2014.

Cash flows from operating activities. During the three months ended March 31, 2015, net cash provided by operating activities was $1,139,385 compared to net cash used in operating activities of $(974,223) for the three months ended March 31, 2014. The increase in net cash from operating activities was mainly due to changes in net loss and working capital items resulting from the acquisition of the properties.

Cash flows from investing activities. During the three months ended March 31, 2015, net cash used in investing activities was $(162,971,885) compared to net cash used in investing activities of $(152,556,210) for the three months ended March 31, 2014. The increase in net cash used in investing activities was mainly due to increased additions to operating real estate investments from increased renovation project activity during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In addition, there were larger renovation reserves established for the properties acquired in the first quarter of 2015 compared to the first quarter of 2014.

Cash flows from financing activities. During the three months ended March 31, 2015, net cash provided by financing activities was $181,094,297 compared to net cash provided by financing activities of $158,108,406 for the three months ended March 31, 2014. The increase in net cash provided by financing activities was mainly due to increased contributions during the closings in first quarter 2015 and an additional $10,000,0000 contribution received from NexPoint Credit Strategies Fund as a start-up contribution following the Spin-Off during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Mortgage Indebtedness

As of March 31, 2015, our subsidiaries have aggregate mortgage indebtedness to third parties of approximately $610 million. As of March 31, 2015, the weighted average interest rate on the outstanding indebtedness related to the Portfolio was 2.53%.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on our outstanding indebtedness. These agreements generally have a term of three years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At March 31, 2015, interest rate hedge agreements covered $551.8 million of the $610 million of total outstanding indebtedness relating to the Portfolio and all of the floating rate indebtedness. These interest rate hedge agreements cap our variable interest rate at a weighted average interest rate of 6.00%.

Each property has a separate non-recourse mortgage which is secured only by that property. These non-recourse mortgages have standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. Our property manager, BH, and its affiliates provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to the Portfolio.

We intend to invest in additional multifamily properties as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Freddie Mac and Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

Although we expect to be subject to restrictions on our ability to incur indebtedness, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Over the next 12-36 months, we intend to reduce our leverage ratio by at least 20-30%. We will seek to accomplish this through paying down certain properties’ principal balances. Given the flexibility and attractive cost of our current indebtedness, together with the potential for increases in value from our capital expenditures and management programs, we may also elect to reduce the portfolio-wide leverage by reducing the leverage level of future acquisitions and/or funding new acquisitions with a larger portion of equity.

Furthermore, following the completion of our value-add and capital expenditures programs and depending on interest rate environment at the applicable time, we may seek to refinance our floating rate debt into longer-term fixed rate debt at lower leverage levels.

Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
	(in thousands)
Principal payments on mortgage notes	610,743	830	12,720	13,550	28,252	568,941
Total	610,743	830	12,720	13,550	28,252	568,941

Capital Expenditures and Value-Add Program

We anticipate incurring average annual capital expenditures of $175,000 to $275,000 per multifamily property in connection with the operations of our business. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in the Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 24 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we escrowed equity at closing to fund these planned capital expenditures and value-add improvements. As of March 31, 2015, we will have reserved approximately $51.4 million for our planned capital expenditures and other expenses to implement our value-add program.

Emerging Growth Company

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

Income Taxes

We anticipate that we will qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our first taxable year of operations as a separate public company, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Historically, our operations have been included in Freedom REIT’s U.S. federal and state income tax returns and our operations for the current period until the Spin-Off will be included in Freedom REIT’s U.S. federal and state income tax returns for the taxable year ended December 31, 2015. Freedom REIT elected to be taxed as a REIT beginning with its taxable year ending December 31, 2013 and Freedom REIT has covenanted to us to use its reasonable best efforts to maintain its REIT status for its taxable year ending on December 31, 2015. With respect to its taxable years ending December 31, 2013 and December 31, 2014, it distributed 100% of its REIT taxable income and therefore did not owe any U.S. federal income tax. If Freedom REIT fails to qualify as a REIT, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates. In addition, unless we were entitled to relief under certain Code provisions, we also would be disqualified from electing to be taxed as a REIT if Freedom REIT fails to qualify as a REIT for its taxable years ending on or before December 31, 2015 and we are treated as a successor to Freedom REIT for U.S. federal income tax purposes. Although Freedom REIT represented in the Separation and Distribution Agreement that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the Separation and Distribution Agreement to use its reasonable best efforts to maintain its REIT status for each of Freedom REIT’s taxable years ending on or before December 31, 2015 (unless Freedom REIT obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Freedom REIT’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT.

Dividends

We intend to elect to be taxed and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “summary of Significant Accounting Policies” to the Combined Consolidated financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our expected indebtedness. This indebtedness includes existing mortgage indebtedness ($610 million as of March 31, 2015) that we assumed in connection with the Spin-Off.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At March 31, 2015, interest rate hedge agreements covered $551.8 million of the $610 million of total outstanding indebtedness relating to the Portfolio. These interest rate hedge agreements cap our variable interest rate at a weighted average interest rate of 6.00% for the term of the agreements, which is generally 3 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Until our interest rates reach the caps provided by our interest rate hedge agreements, each quarter point change in interest rates on the variable portion of our indebtedness would result in a change of approximately $1,380,000 to our interest expense on an annual basis.

We may also be exposed to credit risk in derivative contracts we may use. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15-d15( b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13-a15(e) and Rule 15-d15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our preliminary information statement (the “Information Statement”) included as Exhibit 99.1 to our Registration Statement on Form 10 (File No. 001-36663), filed with the U.S. Securities and Exchange Commission, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Information Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed with the SEC on March 12, 2015)
3.1

Articles of Amendment and Restatement of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on March 12, 2015)

3.2	Amended and Restated Bylaws of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on March 12, 2015)
10.1

Agreement of Limited Partnership of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.2*	Advisory Agreement by and among NexPoint Residential Trust, Inc., NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P.
10.3*	Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P.
10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: May 15, 2015	/s/ Jim Dondero
Jim Dondero President (President)

Dated: May 15, 2015	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)