Form 10-Q/A
period 2015-03-31
NexPoint Residential Trust, Inc.
filed 2015-06-15
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
NonAccelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 7, 2015, the registrant had 21,405,244 common shares outstanding.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Nexpoint Residential Trust Inc. for the quarterly period ended March 31, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2015, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

10.2*	Advisory Agreement by and among NexPoint Residential Trust, Inc., NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P.
10.3*	Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P.
10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

These exhibits were previously filed in Nexpoint Residential Trust Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: June 12, 2015	/s/ Jim Dondero
Jim Dondero President (President)

Dated: June 12, 2015	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)