Form 10-Q
period 2015-06-30
NexPoint Residential Trust, Inc.
filed 2015-08-14
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes  ☐   No  ☒

As of August 7, 2015, the registrant had 21,293,825 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

June 30, 2015

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheet as of June 30, 2015 (Unaudited) and Combined Consolidated Balance Sheet as of December 31, 2014	1

	Combined Consolidated Unaudited Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2015 and 2014 and the Six Months Ended June 30, 2015 and 2014	2

	Combined Consolidated Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	3

	Combined Consolidated Unaudited Statement of Equity for the Six Months Ended June 30, 2015	5

	Notes to Combined Consolidated Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4.	Controls and Procedures.	34

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	36

Item 1A.	Risk Factors.	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3.	Defaults Upon Senior Securities.	36

Item 4.	Mine Safety Disclosures.	36

Item 5.	Other Information.	36

Item 6.	Exhibits.	36

Signatures		37

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, the performance of our properties and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $163,630,000 and $127,740,000, respectively)	$165,210,000	$129,320,000
Buildings and improvements (including from VIEs of $631,369,109 and $479,904,527, respectively)	639,751,506	488,260,399
Intangible lease assets (including from VIEs of $4,832,000 and $17,594,000, respectively)	4,832,000	17,884,000
Construction in progress (including from VIEs of $9,703,550 and $6,529,884, respectively)	9,754,658	6,529,884
Furniture, fixtures, and equipment (including from VIEs of $14,336,658 and $7,886,210, respectively)	14,818,049	8,319,564
Total Gross Operating Real Estate Investments	834,366,213	650,313,847
Accumulated depreciation and amortization (including from VIEs of $25,035,193 and $21,109,832, respectively)	(25,564,246)	(21,787,940)
Total Net Operating Real Estate Investments	808,801,967	628,525,907
Cash and cash equivalents (including from VIEs of $21,754,567 and $11,868,779, respectively)	24,156,124	12,661,535
Restricted cash (including from VIEs of $56,832,772 and $47,192,578, respectively)	57,627,898	47,817,342
Accounts receivable (including from VIEs of $1,789,384 and $1,134,869, respectively)	1,818,624	1,151,225
Prepaid and other assets (including from VIEs of $3,008,256 and $2,545,660, respectively)	5,064,393	2,568,933
Deferred financing costs, net (including from VIEs of $5,453,716 and $4,535,381, respectively)	5,611,170	4,632,429
TOTAL ASSETS	$903,080,176	$697,357,371

LIABILITIES AND EQUITY
Mortgages payable (including from VIEs of $615,120,482 and $480,976,130, respectively)	$623,520,482	$486,976,130
Accounts payable and other accrued liabilities (including from VIEs of $4,609,615 and $5,322,045, respectively)	4,697,373	5,642,297
Accrued real estate taxes payable (including from VIEs of $5,144,153 and $3,858,836, respectively)	5,227,337	3,858,836
Accrued interest payable (including from VIEs of $1,246,261 and $1,030,962, respectively)	1,263,089	1,030,962
Security deposit liability (including from VIEs of $1,465,732 and $1,484,004, respectively)	1,496,363	1,513,431
Prepaid rents (including from VIEs of $1,090,643 and $760,046, respectively)	1,100,986	791,810
Dividend payable	4,386,528	—
Due to affiliates (including from VIEs of $474,286 and $20,000, respectively)	474,286	20,000
Total Liabilities	642,166,444	499,833,466
Invested Equity	—	176,549,066
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred Stock: 100,000,000 shares authorized and 0 shares issued at par value $0.01	—	—
Common Stock: 500,000,000 shares authorized and 21,293,825 shares issued at par value $0.01	212,938	—
Additional paid-in capital	240,775,201	—
Accumulated deficit	(6,639,149)	—
Accumulated other comprehensive loss	(701,491)	(305,860)
Noncontrolling interests	27,266,233	21,280,699
Total Equity	260,913,732	197,523,905
TOTAL LIABILITIES AND EQUITY	$903,080,176	$697,357,371

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Rental income	$25,527,979	$6,103,787	$48,218,515	$9,663,992
Other	3,219,317	714,114	6,066,250	1,147,855
Total revenues	28,747,296	6,817,901	54,284,765	10,811,847
Expenses
Property operating expenses	8,292,668	1,900,815	15,611,964	2,938,565
Acquisition costs	237,664	851,627	2,169,262	2,746,524
Real estate taxes and insurance	3,577,214	953,721	6,955,140	1,486,301
Property management fees (related party)	857,687	206,688	1,616,499	329,311
Management and administrative fees (related party)	1,438,667	115,562	2,715,354	240,720
Corporate general and administrative expenses	830,984	—	830,984	—
Property general and administrative expenses	1,488,568	224,688	2,635,155	379,698
Depreciation and amortization	10,050,017	3,568,030	21,660,310	5,579,220
Total expenses	26,773,469	7,821,131	54,194,668	13,700,339
Operating income (loss)	1,973,827	(1,003,230)	90,097	(2,888,492)
Interest expense	(4,238,816)	(1,332,289)	(8,247,661)	(2,069,858)
Net loss	(2,264,989)	(2,335,519)	(8,157,564)	(4,958,350)
Net loss attributable to noncontrolling interests	(12,368)	(354,142)	(506,066)	(672,171)
Net loss attributable to common shareholders	$(2,252,621)	$(1,981,377)	$(7,651,498)	$(4,286,179)
Other comprehensive loss
Net losses related to interest rate cap valuations	(125,873)	—	(395,631)	—
Total comprehensive loss	(2,390,862)	(2,335,519)	(8,553,195)	(4,958,350)
Comprehensive loss attributable to noncontrolling interest	(24,666)	(354,142)	(542,668)	(672,171)
Comprehensive loss attributable to common shareholders	$(2,366,196)	$(1,981,377)	$(8,010,527)	$(4,286,179)

Weighted average common shares outstanding - basic and diluted	21,293,825	$21,293,825	21,293,825	$21,293,825
Dividends declared per common share	$0.206	—	$0.206	—
Loss per share: Basic and diluted (See Footnote 2)	$(0.11)	$(0.11)	$(0.38)	$(0.23)

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(8,157,564)	$(4,958,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,660,310	5,579,220
Amortization of deferred financing fees	540,527	81,949
Change in fair value on derivative instruments included in interest expense	165,599	449,538
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(667,405)	(420,688)
Prepaid and other assets	(417,536)	(904,822)
Restricted cash	(4,252,810)	(2,868,958)
Accounts payable and other accrued liabilities	(1,477,904)	2,207,248

Net cash provided by (used in) operating activities	7,393,217	(834,863)

Cash flows from investing activities
Change in restricted cash	(5,557,746)	(6,229,712)
Prepaid acquisition deposits	(2,088,362)	—
Additions to operating real estate investments	(17,230,421)	(2,483,625)
Acquisitions of operating real estate investments	(164,577,909)	(187,864,183)

Net cash used in investing activities	(189,454,438)	(196,577,520)

Cash flows from financing activities
Mortgage proceeds received	124,990,032	157,120,000
Mortgage payments	(6,445,680)	—
Deferred financing fees paid	(1,519,268)	(1,726,155)
Interest rate cap fees paid	(253,110)	(114,838)
Due to affiliates	454,286	8,459
Distributions to noncontrolling interest	(1,136,055)	—
Distributions	—	(6,049,933)
Contributions from noncontrolling interest	7,627,655	7,563,370
Contributions	69,837,950	46,322,438

Net cash provided by financing activities	193,555,810	203,123,341

Net increase in cash	11,494,589	5,710,958

Cash, beginning of period	12,661,535	189,868

Cash, end of period	$24,156,124	$5,900,826

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,309,408	$1,191,095
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	1,321,945	1,067,836
Capitalized construction costs included in due to affiliates	—	84,755
Change in fair value on hedging derivative instruments	395,631	—
Liabilities assumed from acquisitions	1,103,771	1,073,524
Dividend declared and payable	4,386,528	—
Other assets acquired from acquisitions	297,682	387,704
Assumed debt on acquisitions of operating real estate investments	18,000,000	—

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Invested Equity	Noncontrolling Interest	Total

Balances, December 31, 2014	—	$—	—	$—	$—	$—	$(305,860)	$176,549,066	$21,280,699	$197,523,905

Contributions					—	—	—	69,837,950	7,627,655	77,465,605

Distributions / Dividends					—	(4,386,528)	—	—	(1,136,055)	(5,522,583)

Other comprehensive loss					—	—	(395,631)	—	—	(395,631)

Net loss					—	(2,252,621)	—	(5,398,877)	(506,066)	(8,157,564)

Exchange of predecessor invested equity for common stock	—	—	21,293,825	212,938	240,775,201	—	—	(240,988,139)	—	—

Balances, June 30, 2015	—	$—	21,293,825	$212,938	$240,775,201	$(6,639,149)	$(701,491)	$—	$27,266,233	$260,913,732

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated on September 19, 2014, and intends to elect to be taxed as a real estate investment trust (“REIT”) for the 2015 tax year. We are focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”). The Company’s subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC is the sole general partner of the OP. The sole limited partner of the OP is the Company.

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund ("NHF") of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC ("Freedom REIT").  NHF is a publicly listed closed-end fund that was formed on June 29, 2006 and is managed by NexPoint Advisors, L.P. ("NexPoint Advisors"), an SEC-registered investment adviser and affiliate of Highland Capital Management, L.P. and our advisor. We use the term “predecessor" to mean the carve out business of Freedom REIT, which owned all or a majority interest in the multifamily properties transferred or contributed to the Company by NHF through its subsidiary Freedom REIT. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares.  We refer to the distribution of our common stock by NHF as the "Spin-Off." The combined consolidated financial statements represent the operations and activities of the predecessor until the Spin-Off. The Company recorded the assets and liabilities associated with the multifamily properties involved in this Spin-Off at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-60, Spinoffs and Reverse Spinoffs. Certain properties included in the Spin-Off have interests owned by parties other than the Company that are reflected at historical carrying values in the financial statements of the Company as “noncontrolling interests”, as required under accounting principles generally accepted in the United States of America (“GAAP”).

We are externally managed by NexPoint Real Estate Advisors, L.P., (our "Adviser"), through an agreement dated March 16, 2015 (the “Advisory Agreement”), by and among the Company, the OP and our Adviser.  Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We will have only accounting employees while the Advisory Agreement is in effect.  All of our investment decisions will be made by our Adviser, subject to general oversight by our Adviser’s investment committee and our Board of Directors.  Our Adviser is an affiliate of NexPoint Advisors.

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a capex value-add component. Consistent with the Company’s policy to acquire assets for both income and capital gain, the Company intends to hold majority interests in the properties for long-term appreciation and to engage in the business of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States consistent with our investment objectives.

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

The Company may allocate up to thirty percent of the portfolio to investments in real estate-related debt and securities with the potential for high current income or total returns. These allocations may include first and second mortgages, subordinated, bridge, mezzanine, construction and other loans, as well as debt securities related to or secured by multifamily real estate and common and preferred equity securities, which may include securities of other REIT or real estate companies.

2. Summary of Significant Accounting Policies

Predecessor

With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. Our predecessor included all of the properties in our portfolio that were held indirectly by Freedom REIT, a wholly owned subsidiary of NHF, prior to the Spin-Off that occurred on March 31, 2015. However, our combined consolidated statements of operations and comprehensive loss and statements of cash flows reflect operations of our predecessor through March 31, 2015 as if they were incurred by us. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

References throughout these combined consolidated financial statements to the “Company”, “we”, or “our”, include the activity of the predecessor defined above.

Basis of Accounting

The accompanying unaudited interim combined consolidated financial statements of the Company are prepared in accordance with GAAP and with Rule 10-01 Regulation S-X for interim financial statements. The combined consolidated balance sheet includes the accounts of the Company and its subsidiaries. Our predecessor combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical financial position, results of operations and cash flows for the periods prior to the Spin-Off. All intercompany balances and transactions are eliminated in combination and consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by FASB ASC 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this quarterly report on form 10-Q should be read in conjunction with our predecessor audited financial statements identified as “Freedom REIT Contribution Group” for the year ended December 31, 2014 and notes thereto included in the information statement filed as an exhibit to our registration statement on Form 10 filed on March 12, 2015. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2015.

Use of Estimates

The preparation of the combined consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the combined consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that these estimates could change in the near term.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed as incurred upon closing the acquisition.

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

Impairment

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the periods ended June 30, 2015 and 2014, the Company did not record any impairment charges related to real estate assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of amounts set aside for security deposits, capital improvements and lender impound reserve accounts on the Company’s borrowings for escrow deposits, and amounts set aside for real estate taxes and insurance. The following is a summary of the restricted cash held as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Security Deposits	$1,457,731	$1,574,302
Operating Escrows	11,668,807	7,299,426
Renovation value-add reserves	44,501,360	38,943,614
	$57,627,898	$47,817,342

Prepaid acquisition deposits

The Company incurs costs in connection with future acquisitions that may include good faith deposits prior to possible acquisitions that are expected to be rolled into the costs of the closing. Until an acquisition closes, the Company reflects these costs as prepaid costs on the balance sheet. As of June 30, 2015, prepaid costs were $2,000,000 in escrow that will be rolled into the cost of the properties at closing in connection with two subsequent acquisitions (Note 10). These costs are included in prepaid and other assets on the consolidated balance sheet. No such costs existed as of December 31, 2014.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, of $5,611,170 and $4,632,429 are recorded on the accompanying combined consolidated balance sheets as of June 30, 2015 and at December 31, 2014, respectively. Amortization of deferred financing costs of $233,931 and $56,509 is included in interest expense in the combined consolidated statements of operations and comprehensive loss for the three month periods ended June 30, 2015 and 2014, respectively. Amortization of deferred financing costs of $540,527 and $81,949 is included in interest expense in the combined consolidated statements of operations and comprehensive loss for the six month periods ended June 30, 2015 and 2014, respectively.

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in the joint ventures in multifamily properties that the Company combines and consolidates. The Company reports its joint venture partners’ interests in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss and equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

Accounting for Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a VIE in accordance with FASB ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests that change with changes in the fair value of the VIE’s net assets. The Company assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If an entity in which the Company holds a joint venture interest qualifies as a VIE and the Company is determined to be the primary beneficiary, the joint venture is consolidated.

The following table represents the Company’s investments at June 30, 2015 and December 31, 2014:

Properties	Location	Year Acquired	Effective Ownership Percentage at June 30, 2015	Effective Ownership Percentage at December 31, 2014
The Miramar Apartments	Dallas, Texas	2013	100%	100%	(1)
Arbors on Forest Ridge	Bedford, Texas	2014	90%	90%
Cutter's Point	Richardson, Texas	2014	90%	90%
Eagle Crest	Irving, Texas	2014	90%	90%
Meridian	Austin, Texas	2014	90%	90%
Silverbrook	Grand Prairie, Texas	2014	90%	90%
Timberglen	Dallas, Texas	2014	90%	90%
Toscana	Dallas, Texas	2014	90%	90%
The Grove at Alban	Frederick, Maryland	2014	76%	76%
Willowdale Crossings	Frederick, Maryland	2014	80%	80%
Edgewater at Sandy Springs	Atlanta, Georgia	2014	90%	90%
Beechwood Terrace	Nashville, Tennessee	2014	90%	90%
Willow Grove	Nashville, Tennessee	2014	90%	90%
Woodbridge	Nashville, Tennessee	2014	90%	90%
Abbington Heights	Antioch, Tennessee	2014	90%	90%
The Summit at Sabal Park	Tampa, Florida	2014	90%	90%
Courtney Cove	Tampa, Florida	2014	90%	90%
Colonial Forest	Jacksonville, Florida	2014	90%	90%
Park at Blanding	Orange Park, Florida	2014	90%	90%
Park at Regency	Jacksonville, Florida	2014	90%	90%
Jade Park	Daytona Beach, Florida	2014	90%	90%
Mandarin Reserve	Jacksonville, Florida	2014	90%	90%
Radbourne Lake	Charlotte, North Carolina	2014	90%	90%
Timber Creek	Charlotte, North Carolina	2014	90%	90%
Belmont at Duck Creek	Garland, Texas	2014	90%	90%
The Arbors	Tucker, Georgia	2014	90%	90%
The Crossings	Marietta, Georgia	2014	90%	90%
The Crossings at Holcomb Bridge	Roswell, Georgia	2014	90%	90%
The Knolls	Marietta, Georgia	2014	90%	90%
Regatta Bay	Seabrook, Texas	2014	90%	90%
Sabal Palm at Lake Buena Vista	Orlando, Florida	2014	90%	90%
Southpoint Reserve at Stoney Creek (FKA Steeplechase Apartments)	Fredericksburg, Virginia	2014	85%	85%
Cornerstone	Orlando, Florida	2015	90%	0%	(2)
McMillan Place	Dallas, Texas	2015	90%	0%	(2)
Barrington Mill	Marietta, Georgia	2015	90%	0%	(2)
Dana Point	Dallas, Texas	2015	90%	0%	(2)
Heatherstone	Dallas, Texas	2015	90%	0%	(2)
Versailles	Dallas, Texas	2015	90%	0%	(2)
Bayberry Apartments	West Palm Beach, Florida	2015	90%	0%	(2)

(1)	The Miramar Apartments has no joint venture interest.
(2)	Properties were acquired in 2015, therefore no ownership as of December 31, 2014.

In connection with its indirect equity investments in the properties acquired, the Company holds LLC membership interests in the operating partnerships. These entities are deemed to be VIEs as we have disproportionately few voting rights (in the form of substantive participating rights over all of the decisions that are made that most significantly affect economic performance) relative to our economic interests in the entities and substantially all of the activities of the entities are performed on our behalf. The Company is considered the primary beneficiary of these VIEs as no single party meets both criteria to be the primary beneficiary, and we are the member of the related party group that has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Within the related party group, the Company is the most closely associated to the VIE based on the purpose and design of the entity, the size of our ownership interests relative to the other investors, and the rights we hold with respect to the other investors’ equity interests, including our ability to preclude any transfers of their interests and ability to drag them along on the sale of our equity interest. All VIEs are consolidated in the Company’s financial statements. The assets of these VIEs can only be used to settle obligations of the VIEs, and the creditors of each entity have no recourse to the assets of other entities or the Company.

The other investor in the VIEs is BH Equity or affiliates of BH Equity.  When these VIEs were formed under our predecessor, BH Equity invested cash in each VIE (with the exception of Miramar) on the same basis as us, receiving a proportional share of each VIE (other than Miramar).  Each VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. BH Equity, or its affiliates provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to the Portfolio.  In consideration of the guarantees provided by BH Equity and its affiliates, they will earn an additional 10% profit interest in the VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, generally 80% of the distributions will be paid to us and 20% of the distributions will be paid to BH Equity or an affiliate where BH Equity or its affiliates own 10% of the VIE. They will receive more if they own more than 10% and less if they own less than 10%.

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

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its first taxable year of operations. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders as long as it distributes at least 90% of its taxable income to its stockholders and meets certain tests regarding the nature of the Company’s income and assets. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

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

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions, including NexBank, an affiliate of our Advisor, and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

Per Share Data

The Company began operations on March 31, 2015 as described above and therefore the Company had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive loss the Company has presented basic and diluted earnings (loss) per share as if the operating activities of the predecessor were those of the Company and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off. Basic earnings per share will be shown for all periods presented and computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any.  There were no potentially dilutive securities for any of the periods presented. The Company incurred a loss per share of $0.11 for the three months ended June 30, 2015, the first interim period following the Spin-Off..

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

In August 2014, the FASB issued ASU 2014-015, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The ASU is effective for annual periods ending after December 15, 2016, with early adoption being permitted. The Company will implement the provisions of ASU 2014-15 as of January 1, 2017. The Company has not yet determined the impact of the new standard.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which changes the way reporting enterprises record debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for annual reporting periods beginning after December 15, 2015. The Company will implement the provisions of ASU 2015-03 as of January 1, 2016. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

3. Acquisitions

As of June 30, 2015, through its combined consolidated joint ventures, the Company has invested in a total of thirty-nine multifamily properties as listed below (property descriptions including rentable square footage, number of units, average effective monthly rent and occupancy are unaudited):

Multifamily Property Name	Rentable Square Footage	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of June 30, 2015 (2)	% Occupied as of December 31, 2014 (2)
The Miramar Apartments	183,100	314	10/31/2013	$561	91.4%	92.7%
Arbors on Forest Ridge	154,556	210	1/31/2014	$787	93.8%	92.9%
Cutter's Point	197,972	196	1/31/2014	$954	95.9%	96.4%
Eagle Crest	395,951	447	1/31/2014	$767	95.7%	94.9%
Meridian	148,200	200	1/31/2014	$791	94.0%	95.0%
Silverbrook	526,138	642	1/31/2014	$696	94.1%	91.7%
Timberglen	221,376	304	1/31/2014	$727	92.8%	93.4%
Toscana	115,400	192	1/31/2014	$634	92.7%	93.2%
The Grove at Alban	267,300	290	3/10/2014	$947	91.4%	89.3%
Willowdale Crossings	411,800	432	5/15/2014	$995	91.9%	82.9%
Edgewater at Sandy Springs	726,774	760	7/18/2014	$791	89.5%	92.5%
Beechwood Terrace	271,728	300	7/21/2014	$760	96.3%	98.7%
Willow Grove	229,140	244	7/21/2014	$723	95.1%	94.7%
Woodbridge	246,840	220	7/21/2014	$848	91.4%	90.5%
Abbington Heights	238,974	274	8/1/2014	$763	95.3%	96.0%
The Summit at Sabal Park	204,545	252	8/20/2014	$811	93.3%	88.5%
Courtney Cove	224,958	324	8/20/2014	$704	93.2%	95.1%
Colonial Forest	160,093	174	8/20/2014	$625	90.8%	94.8%
Park at Blanding	116,410	117	8/20/2014	$762	96.6%	88.9%
Park at Regency	134,253	159	8/20/2014	$739	93.7%	91.2%
Jade Park	118,392	144	8/20/2014	$708	92.4%	96.5%
Mandarin Reserve	449,276	520	9/15/2014	$693	95.2%	95.4%
Radbourne Lake	246,599	225	9/30/2014	$1,057	92.0%	92.4%
Timber Creek	248,391	352	9/30/2014	$725	95.7%	93.2%
Belmont at Duck Creek	198,279	240	9/30/2014	$834	92.9%	93.8%
The Arbors	127,536	140	10/16/2014	$747	96.4%	92.1%
The Crossings	377,840	380	10/16/2014	$715	94.2%	94.7%
The Crossings at Holcomb Bridge	247,982	268	10/16/2014	$747	96.3%	93.7%
The Knolls	311,160	312	10/16/2014	$793	92.9%	95.2%
Regatta Bay	200,440	240	11/4/2014	$972	97.9%	96.3%
Sabal Palm at Lake Buena Vista	370,768	400	11/5/2014	$1,070	93.3%	95.0%
Southpoint Reserve at Stoney Creek (FKA Steeplechase Apartments)	115,712	156	12/18/2014	$1,001	89.1%	92.9%
Cornerstone	317,565	430	1/15/2015	$821	94.7%	(3)
McMillan Place	290,051	402	1/15/2015	$668	89.1%	(3)
Barrington Mill	692,180	752	2/6/2015	$723	94.5%	(3)
Dana Point	206,276	264	2/26/2015	$753	91.7%	(3)
Heatherstone	115,615	152	2/26/2015	$752	91.4%	(3)
Versailles	300,908	388	2/26/2015	$781	92.3%	(3)
Bayberry Apartment	216,891	222	4/15/2015	$961	96.4%	(3)
	10,327,369	12,038

(1)

Average effective monthly rent per unit is equal to the average of (i) the contractual rent for commenced leases as of June 30, 2015 minus any tenant concession over the term of the lease, divided by (ii) the number of units under commenced leases as of June 30, 2015.

(2)	Percent occupied is calculated as (i) the number of units occupied as of June 30, 2015, and at December 31, 2014, divided by total number of units, expressed as a percentage.
(3)	Properties acquired in 2015.

4. Real Estate Investments

As of June 30, 2015, the major components of the Company’s investments in multifamily properties, were as follows (unaudited):

Property	Land	Building and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580,000	$8,382,397	$—	$51,108	$481,391	$10,494,896
Arbors on Forest Ridge	2,330,000	10,933,104	—	3,066	344,014	13,610,184
Cutter's Point	3,330,000	12,705,851	—	4,872	454,310	16,495,033
Eagle Crest	5,450,000	21,729,555	—	9,435	601,546	27,790,536
Meridian	2,310,000	10,292,699	—	14,261	299,730	12,916,690
Silverbrook	4,860,000	24,760,216	—	102,240	1,143,201	30,865,657
Timberglen	2,510,000	14,108,874	—	194,345	385,363	17,198,582
Toscana	1,730,000	7,045,546	—	244,628	282,110	9,302,284
The Grove at Alban	3,640,000	18,949,455	—	316,379	340,779	23,246,613
Willowdale Crossings	4,650,000	35,584,957	—	108,391	551,553	40,894,901
Edgewater at Sandy Springs	14,290,000	41,567,414	—	1,662,215	1,558,001	59,077,630
Beechwood Terrace	1,390,000	20,306,191	—	13,531	310,704	22,020,426
Willow Grove	3,940,000	10,212,885	—	335,360	294,493	14,782,738
Woodbridge	3,650,000	12,130,551	—	384,850	301,092	16,466,493
Abbington Heights	1,770,000	16,133,545	—	34,556	323,982	18,262,083
The Summit at Sabal Park	5,770,000	13,170,279	—	97,574	358,546	19,396,399
Courtney Cove	5,880,000	12,700,535	—	119,112	514,021	19,213,668
Colonial Forest	2,090,000	3,436,453	—	11,088	240,997	5,778,538
Park at Blanding	2,610,000	3,952,226	—	65,043	190,986	6,818,255
Park at Regency	2,620,000	5,617,077	—	11,083	324,987	8,573,147
Jade Park	1,490,000	6,383,222	—	34,467	197,330	8,105,019
Mandarin Reserve	5,610,000	19,980,761	—	788,816	531,848	26,911,425
Radbourne Lake	2,440,000	21,115,026	—	202,433	546,902	24,304,361
Timber Creek	11,260,000	11,983,564	—	867,295	191,824	24,302,683
Belmont at Duck Creek	1,910,000	16,896,199	—	3,068	331,496	19,140,763
The Arbors	1,730,000	6,402,658	—	6,275	170,108	8,309,041
The Crossings	4,150,000	16,587,591	—	663,995	405,201	21,806,787
The Crossings at Holcomb Bridge	5,560,000	9,875,229	—	651,171	371,562	16,457,962
The Knolls	3,410,000	17,265,489	—	109,229	361,760	21,146,478
Regatta Bay	1,660,000	15,838,146	—	186,212	238,560	17,922,918
Sabal Palm at Lake Buena Vista	7,580,000	40,245,240	—	353,329	484,425	48,662,994
Southpoint Reserve at Stoney Creek (FKA Steeplechase Apartments)	6,120,000	10,401,326	—	344,429	144,441	17,010,196
Cornerstone	1,500,000	29,393,528	894,000	407,323	158,882	32,353,733
McMillan Place	3,610,000	16,787,699	572,000	145,662	105,691	21,221,052
Barrington Mill	10,170,000	46,480,099	1,814,000	449,253	275,266	59,188,618
Dana Point	4,090,000	11,555,782	362,000	99,459	305,887	16,413,128
Heatherstone	2,320,000	6,793,214	208,000	45,565	142,799	9,509,578
Versailles	6,720,000	19,052,192	581,000	190,217	390,675	26,934,084
Bayberry Apartments	7,480,000	12,994,731	401,000	423,323	161,586	21,460,640
	165,210,000	639,751,506	4,832,000	9,754,658	14,818,049	834,366,213
Accumulated depreciation and amortization	—	(20,101,421)	(3,719,371)	—	(1,743,454)	(25,564,246)
	$165,210,000	$619,650,085	$1,112,629	$9,754,658	$13,074,595	$808,801,967

As of December 31, 2014, the major components of the Company’s investments in multifamily properties, were as follows:

Property	Land	Building and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580,000	$8,355,872	$290,000	$—	$433,354	$10,659,226
Arbors on Forest Ridge	2,330,000	10,831,742	312,000	1,556	263,482	13,738,780
Cutter's Point	3,330,000	12,612,164	352,000	27,633	333,204	16,655,001
Eagle Crest	5,450,000	21,454,515	654,000	125,369	474,391	28,158,275
Meridian	2,310,000	10,258,263	299,000	—	198,449	13,065,712
Silverbrook	4,860,000	24,534,598	793,000	92,461	912,685	31,192,744
Timberglen	2,510,000	14,071,434	408,000	375	314,374	17,304,183
Toscana	1,730,000	6,961,530	230,000	23,145	229,169	9,173,844
The Grove at Alban	3,640,000	18,913,344	796,000	104,844	228,722	23,682,910
Willowdale Crossings	4,650,000	35,543,667	1,172,000	1,200	401,169	41,768,036
Edgewater at Sandy Springs	14,290,000	41,094,413	1,930,000	1,261,227	1,005,747	59,581,387
Beechwood Terrace	1,390,000	19,680,820	409,000	164,621	157,222	21,801,663
Willow Grove	3,940,000	9,512,555	298,000	647,246	92,152	14,489,953
Woodbridge	3,650,000	12,020,293	334,000	305,915	178,974	16,489,182
Abbington Heights	1,770,000	15,863,951	400,000	110,310	170,595	18,314,856
The Summit at Sabal Park	5,770,000	12,972,098	404,000	81,884	221,200	19,449,182
Courtney Cove	5,880,000	12,486,882	431,000	80,447	311,573	19,189,902
Colonial Forest	2,090,000	3,116,687	186,000	242,841	166,378	5,801,906
Park at Blanding	2,610,000	3,691,461	177,000	183,739	111,158	6,773,358
Park at Regency	2,620,000	5,343,919	220,000	60,558	196,138	8,440,615
Jade Park	1,490,000	6,061,395	200,000	218,688	89,406	8,059,489
Mandarin Reserve	5,610,000	19,679,711	701,000	701,020	300,213	26,991,944
Radbourne Lake	2,440,000	20,830,406	652,000	148,114	355,391	24,425,911
Timber Creek	11,260,000	10,704,510	799,000	948,430	113,475	23,825,415
Belmont at Duck Creek	1,910,000	16,654,792	436,000	107,063	134,860	19,242,715
The Arbors	1,730,000	5,844,105	199,000	162,100	44,827	7,980,032
The Crossings	4,150,000	16,138,747	834,000	491,672	126,678	21,741,097
The Crossings at Holcomb Bridge	5,560,000	9,788,284	616,000	48,173	66,311	16,078,768
The Knolls	3,410,000	16,931,399	759,000	107,984	124,357	21,332,740
Regatta Bay	1,660,000	15,803,412	714,000	1,014	110,384	18,288,810
Sabal Palm at Lake Buena Vista	7,580,000	40,130,430	1,387,000	80,255	438,526	49,616,211
Southpoint Reserve at Stoney Creek (FKA Steeplechase Apartments)	6,120,000	10,373,000	492,000	—	15,000	17,000,000
	129,320,000	488,260,399	17,884,000	6,529,884	8,319,564	650,313,847
Accumulated depreciation and amortization	—	(8,533,478)	(12,442,170)	—	(812,292)	(21,787,940)
	$129,320,000	$479,726,921	$5,441,830	$6,529,884	$7,507,272	$628,525,907

Depreciation expense was $12,499,888 and $2,088,554 for the six months ended June 30, 2015 and 2014, respectively.

Amortization expense related to the Company’s intangible lease assets was $9,160,422 and $3,490,666 for the six months ended June 30, 2015 and 2014, respectively. Amortization expense related to the Company’s intangible lease assets for the remainder of the year ended December 31, 2015 for all acquisitions completed through June 30 2015 is expected to be $1,112,629. Due to the six month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2014 has been fully amortized and the assets and related accumulated amortization have been written-off as of June 30, 2015.

5. Pro Forma Financial Information (Unaudited)

The following table summarizes, on an unaudited basis, the combined consolidated pro forma results of operations of the Company for the periods ended June 30, 2015 and 2014. The Company acquired thirty eight properties during the period January 1, 2014 through June 30, 2015 and two additional properties subsequent to the period on August 5, 2015 (see footnote 10). The following unaudited pro forma information for the periods ended June 30, 2015 and 2014 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Six Months Ended June 30,
	2015	2014
Actual
Total revenue	$54,284,765	$10,811,847
Net loss	(8,157,564)	(4,958,350)

Pro forma:
Total revenues	60,907,729	58,068,087
Net income (loss)	1,661,232	(22,315,061)

The pro forma information includes adjustments to actual revenues and expenses recorded to reflect operations of all properties acquired as of and subsequent to June 30, 2015, assuming each was owned by the Company and operating as of January 1, 2014. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties, and all of intangible lease assets have been amortized during the six month period ended June 30, 2014 due to the six month life; (3) acquisition costs have been excluded for pro forma purposes for the acquisition costs of the properties; (4) management and advisory fees have been adjusted to include the acquisitions on a pro forma basis; and (5) general and administrative fees expected to be incurred on a quarterly basis at a parent level have been adjusted to include the acquisitions on a pro forma basis and are estimated to be $950,000 per quarter.

6. Debt

Mortgages Payable

The following table contains summary information concerning the mortgage debt that is nonrecourse to the Company and encumbers the multifamily properties as of June 30, 2015:

Property		Type	Term (months)	Amortization (months)	Outstanding Principal	Interest Rate (1)	Max Note Rate (2)	Maturity Date
The Miramar Apartments	(3)	Floating	120	360	$8,400,000	2.41%	5.75%	2/1/2025
Beechwood Terrace	(3)	Floating	84	360	17,120,000	2.27%	6.00%	8/1/2021
Colonial Forest	(3)	Floating	84	360	4,125,000	2.35%	6.25%	9/1/2021
Courtney Cove	(3)	Floating	84	360	14,210,000	2.27%	5.75%	9/1/2021
Edgewater at Sandy Springs	(3)	Floating	84	360	43,550,000	2.28%	5.75%	8/1/2021
The Grove at Alban	(3)	Floating	84	360	18,720,000	2.73%	6.50%	4/1/2021
Park at Blanding	(3)	Floating	84	360	4,875,000	2.35%	7.25%	9/1/2021
Park at Regency	(3)	Floating	84	360	6,225,000	2.35%	7.01%	9/1/2021
The Summit at Sabal Park	(3)	Floating	84	360	14,287,000	2.27%	5.75%	9/1/2021
Mandarin Reserve	(3)	Floating	84	360	19,650,000	2.29%	5.50%	10/1/2021
Willow Grove	(3)	Floating	84	360	11,000,000	2.30%	6.00%	8/1/2021
Willowdale Crossings	(3)	Floating	84	360	32,800,000	2.46%	5.75%	6/1/2021
Jade Park	(3)	Floating	84	360	5,850,000	2.34%	6.49%	9/1/2021
Woodbridge	(3)	Floating	84	360	12,800,000	2.28%	6.25%	8/1/2021
Southpoint Reserve at Stoney Creek (FKA Steeplechase Apartments)	(3)	Floating	84	360	13,600,000	2.30%	6.00%	1/1/2022
Barrington Mill	(3)	Floating	84	360	43,500,000	2.15%	5.50%	3/1/2022
Dana Point	(3)	Floating	84	360	12,176,000	2.24%	5.50%	3/1/2022
Heatherstone	(3)	Floating	84	360	7,087,000	2.27%	5.50%	3/1/2022
Versailles	(3)	Floating	84	360	19,623,000	2.22%	5.50%	3/1/2022
Bayberry	(3)	Floating	84	360	12,660,000	1.99%	5.95%	5/1/2022
Arbors on Forest Ridge	(4)	Floating	84	360	10,244,000	2.92%	5.75%	2/1/2021
Cutter's Point	(4)	Floating	84	360	12,676,000	2.92%	5.75%	2/1/2021
Eagle Crest	(4)	Floating	84	360	21,860,000	2.92%	5.75%	2/1/2021
Meridian	(4)	Floating	84	360	9,840,000	2.92%	5.75%	2/1/2021
Silverbrook	(4)	Floating	84	360	24,320,000	2.92%	5.75%	2/1/2021
Timberglen	(4)	Floating	84	360	13,560,000	2.92%	5.75%	2/1/2021
Toscana	(4)	Floating	84	360	7,100,000	2.92%	5.75%	2/1/2021
Timber Creek	(5)	Floating	120	360	19,482,000	2.01%	5.96%	10/1/2024
Radbourne Lake	(5)	Floating	120	360	19,213,000	2.00%	6.25%	10/1/2024
The Arbors	(5)	Floating	120	360	5,812,000	2.00%	7.11%	11/1/2024
The Crossings	(5)	Floating	120	360	16,200,000	2.00%	7.21%	11/1/2024
The Crossings at Holcomb Bridge	(5)	Floating	120	360	12,450,000	2.00%	7.35%	11/1/2024
The Knolls	(5)	Floating	120	360	16,038,000	2.00%	7.11%	11/1/2024
McMillan Place	(5)	Floating	120	360	15,738,000	2.11%	5.92%	2/1/2025
Sabal Palm at Lake Buena Vista	(5)	Floating	120	360	37,680,000	2.00%	6.26%	12/1/2024
Abbington Heights	(6)	Fixed	120	360	10,498,346	3.79%	3.79%	9/1/2022
Belmont at Duck Creek	(7)	Fixed	84	360	11,435,520	4.68%	4.68%	9/1/2018
Regatta Bay	(8)	Fixed	480	480	13,096,011	4.85%	4.85%	8/1/2050
Cornerstone	(9)	Fixed	120	360	23,672,754	4.24%	4.24%	3/1/2023

					$623,173,631
Valuation adjustments					346,851
					$623,520,482

(1)

Interest rate is based on one month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on fixed rate of 4.85%) and Cornerstone (based on a blended fixed rate of 4.24%). One month LIBOR as of June 30, 2015 was 0.1865%.

(2)	Represents the maximum rate payable on each note (see Note 7, derivative financial instruments and hedging activities).
(3)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Loan can be pre-paid in the first 24 months of the term at par plus 5.00%. Starting in the 25th month of the term through the 81st month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(5)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00% and can also be prepaid starting in the 13th month of the term through 116th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last four months of the term.

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

(9)

Debt in the amount of $18,000,000 was assumed upon acquisition and approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013 and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months interest only. The first mortgage is prepayable and subject to yield maintenance from month 13 through August 31, 2022 and is prepayable at par September 1, 2022 until maturity.  Concurrently with the acquisition of the property, we placed a supplemental second mortgage on the property with a principal amount of $5,775,000, a fixed rate of 4.70%, and maturing conterminously with the first mortgage. The supplemental second mortgage is prepayable and subject to yield maintenance from the date of issuance through August 31, 2022 and is prepayable at par September 1, 2022 until maturity. As of June 30, 2015, the total indebtedness secured by the property is $23,672,754 and has a blended pay rate of 4.24%.

The weighted average interest rate of our mortgage indebtedness was 2.53% as of June 30, 2015 and 2.65% as of December 31, 2014. Each of our mortgages is a non-recourse obligation subject to customary exceptions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

Schedule of Debt Maturities

Debt maturities scheduled for the remainder of 2015, each of the next four years and thereafter, are as follows:

Remainder of 2015	$584,273
2016	4,609,592
2017	8,059,713
2018	13,634,121
2019	14,730,436
Thereafter	581,555,496
Total	$623,173,631

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

Real estate acquisitions

As of December 31, 2014 and as further discussed in Notes 2 and 3, the Company had acquired thirty two properties for approximately $633,200,000. The purchase prices of these properties were allocated as follows: land $129,320,000, building, building improvements, furniture, fixtures and equipment $485,996,000, and intangible lease assets $17,884,000 based on their estimated fair values using Level 3 inputs. Of the thirty two properties acquired there were three properties with assumed debt which was recorded based on their estimated fair value using Level 2 inputs.

During the six months ended June 30, 2015 and as further discussed in Notes 2 and 3, the Company acquired seven additional properties for approximately $183,588,400. The purchase prices of these properties were allocated as follows: land $35,890,000, building, building improvements, furniture, fixtures, and equipment $142,866,400, and intangible lease assets $4,832,000 based on their estimated fair values using Level 3 inputs. Of the seven properties acquired there was one property with assumed debt which was recorded based on its estimated fair value using Level 2 inputs.

As discussed in Note 2, fair value measurements at the time of acquisition were determined by management using available market information and appropriate valuation methodologies available to management for the period ended June 30, 2015 and at December 31, 2014. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The following table represents critical assumptions used and the ranges for those assumptions:

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to mortgage debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps related to mortgage debt as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps have terms ranging from 3-4 years. During the six-months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The derivatives cap our variable interest rate at a weighted average interest rate of 6.00%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six-months ended June 30, 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. During the six-months ended June 30, 2014, the Company had no derivatives designated as cash flow hedges.

As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional
Interest rate caps	15	$259,659,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notional
Interest rate caps	20	$304,812,000

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the combined consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	Asset Derivative			Liability Derivative
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	154,198	263,301	Other liabilities	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	49,837	194,732	Other liabilities	—	—
Total		204,035	458,033		—	—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive loss for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014:

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2015	2014		2015	2014		2015	2014
Derivatives designated as hedging instruments
For the three months ended June 30,
Interest rate caps	(125,873)	—	Interest expense	—	—	Interest expense	—	—
For the six months ended June 30,
Interest rate caps	(395,631)	—	Interest expense	—	—	Interest expense	—	—

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2015	2014
Derivatives not designated as hedging instruments
For the three months ended June 30,
Interest rate caps	Interest expense	(50,070)	(424,098)
For the six months ended June 30,
Interest rate caps	Interest expense	(165,599)	(449,538)

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments.

Long-term indebtedness is carried at amounts that reasonably approximate their fair value because of the limited period in which the amounts were outstanding and owed on some loans and the variable interest rate terms. Management used a market spread from quoted prices to determine the interest rate on variable rate loans which was 2.01% and 2.02% as of June 30, 2015 and December 31, 2014, respectively. On fixed rate debt management used quoted prices which ranged from 3.7% to 3.9%.

8. Related Party Transactions

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective Gross Income of the properties, as defined in each of the operating agreements. For the three months ended June 30, 2015 and 2014, the properties incurred asset management fees to the Company of $141,249 and $31,206, respectively. For the six months ended June 30, 2015 and 2014, the properties incurred asset management fees to the Company of $267,966 and $48,165, respectively. Since the fees are paid to the Company by consolidated properties they have been eliminated in consolidation. However, because our joint venture partner owns a portion of each entity, with the exception of The Miramar Apartments, they absorb their pro rata share of the asset management fee. This amount is reflected on the combined consolidated statements of operations and comprehensive loss in the net loss attributable to non-controlling interest.

Property management and construction fees

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest member of the Company by virtue of ownership in certain VIEs through its affiliates. The property management fee is approximately 3% of the monthly gross income from each property managed. Currently BH manages all of our properties. Additionally, the Company may pay BH certain other fees, including (1) a fee of $15.00 per unit for the one time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, and other owner approved fees at $55 per hour. For the three months ended June 30, 2015 and 2014, the properties incurred management fees, including one time setup and inspection fees, to BH of $857,687 and $206,688, respectively. For the six months ended June 30, 2015 and 2014, the properties incurred management fees, including one time setup and inspection fees, to BH of $1,616,499 and $329,311, respectively. These are reflected on the combined consolidated statement of operations and comprehensive loss in property management fees. For the three months ended June 30, 2015 and 2014, the properties incurred construction supervision fees to BH of $504,989 and $0, respectively. For the six months ended June 30, 2015 and 2014, the properties incurred construction supervision fees to BH of $675,078 and $0, respectively. These are capitalized on the consolidated balance sheet and reflected in buildings and improvements.

Management and administrative fee

Prior to the Spin-Off, the predecessor paid NexPoint Advisors, an affiliate of the Adviser, an annual fee, paid monthly, in an amount equal to 1.00% of the average weekly value of the predecessor’s “Managed Assets”. The predecessor’s Managed Assets were an amount equal to the total assets of the predecessor, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the predecessor’s investment objectives and policies, and/or (iv) any other means.

Additionally, the predecessor paid NexPoint Advisors an administrative fee for services to the predecessor. The administrative fee was payable monthly, in an amount equal to 0.20% of the average weekly value of the predecessor’s Managed Assets. The advisory and administration fees were paid by the predecessor on behalf of the Company.

Following the Spin-Off and in accordance with the Advisory Agreement, the Company will pay the Adviser a management fee equal to 1.00% of the Average Real Estate Assets, as defined in the Advisory Agreement. The duties performed by our Adviser under the terms of the Advisory Agreement include but are not limited to: providing daily management for us, selecting and working with third party service providers, managing our properties or overseeing the third party property manager, formulating an investment strategy for us and selecting suitable properties and investments for us, managing our outstanding debt on properties, managing our interest rate exposure through derivative instruments, determining when to sell assets, and managing the value add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (or partial month) (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The management fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the management fee in shares of common stock, subject to certain limitations.

In accordance with the Advisory Agreement, the Company will also pay the Adviser an administrative fee equal to 0.20% of the Average Real Estate Assets. The administrative fee will be payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations. The management and administrative fees to be paid to the Adviser on the Contributed Assets (as defined below) are subject to a stipulated cap.

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. Operating Expenses include legal, accounting, financial and due diligence services performed by the Advisor that outside professionals or outside consultants would otherwise perform, and the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor required for the Company’s operations. Operating Expenses do not include expenses for the management and administrative services described in the Advisory Agreement. Offering Expenses include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees. Certain Operating Expenses such as, our ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company will be billed monthly to us under a shared services agreement.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by us for management and administrative fees payable to the Adviser, stock-based compensation granted under any Company equity compensation plan, and Operating Expenses will not exceed 1.5% of Average Real Estate Assets (the “1.5% Limitation”) per calendar year (or part thereof that the Advisory Agreement is in effect). The cap does not limit the reimbursement of expenses related to securities offerings or Offering Expenses. The cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.  Also, management and administrative fees are further limited on Contributed Assets to $5,691,428 in any calendar year.  Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-off.  Management and administrative fees on New Assets (as defined in the Advisory Agreement) are not subject to the above limitation but are subject to the 1.5% Limitation.  New Assets are all Real Estate Assets that are not Contributed Assets.

The amount of management and administration fees incurred were $2,715,354 and $240,720 for the six months ended June 30, 2015 and 2014, respectively. The amount of management and administrative fees incurred were $1,438,667 and $115,562 for the three months ended June 30, 2015 and 2014, respectively. These fees are reflected on the statements of operations and comprehensive loss in management and administrative fees. The allocation is based on the terms of the advisory agreement between our predecessor and NexPoint Advisors prior to the Spin-Off. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by our predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At June 30, 2015, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process. In addition, the Company incurs costs in the normal course of business to acquire future investments in real estate assets and should the closing of those assets fall through the costs incurred in connection with these future acquisitions could be lost (see footnote 2 prepaid costs). At June 30, 2015 the Company has no prepaid costs outstanding that were lost as a result of a failed acquisition.

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

10. Subsequent Events

The Company acquired the following properties subsequent to June 30, 2015 (unaudited):

Property	Location	Closing Date	Purchase Price	Debt		# Units	Noncontrolling Interest	Effective Ownership
Madera Point	Mesa, Arizona	August 5, 2015	$22,525,000	$13,515,000	(1)	256	5%	95%
The Pointe at the Foothills	Phoenix, Arizona	August 5, 2015	$52,275,000	$31,365,000	(1)	528	5%	95%

(1) – Madera Point: Funded with a new interest only loan with floating interest rate at 1.90% plus one-month LIBOR with a term of 60 months, that matures on September 1, 2020. The note is pre-payable in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. We purchased an interest rate cap that caps the maximum rate payable on the loan at 4.10%. The property expects to establish a renovation reserve in the amount of $1,807,666 or $7,061 per unit as part of the value-add program on the property.

     – The Pointe at the Foothills: Funded with a new interest only loan with floating interest rate at 1.90% plus one-month LIBOR with a term of 60 months, that matures on September 1, 2020. The note is pre-payable in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. We purchased an interest rate cap that caps the maximum rate payable on the loan at 4.10%. The property expects to establish a renovation reserve in the amount of $1,371,252 or $2,597 per unit as part of the value-add program on the property.

On August 5, 2015 the Company executed a bridge facility (the “Bridge Facility”) with Key Bank, N.A. in the amount of $29,000,000. The proceeds from the Bridge Facility were used to fund a portion of the purchase price of the Madera Point and The Pointe at the Foothills acquisitions. The Bridge Facility is payable in full on August 4, 2016 but is pre-payable at any time without penalty. The Bridge Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.00% plus one-month LIBOR.

On August 10, 2015 the Company’s board of directors approved a $.206 per share dividend for record date September 15 and payable September 30.

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

Overview

As of June 30, 2015, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern United States and Texas consisting of 39 multifamily properties encompassing 12,038 units of apartment space that is approximately 93% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio is $784 as of June 30, 2015.

We are a publicly traded REIT with our shares listed on the NYSE. We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ management and capex value-add programs at a majority of our acquisitions in an attempt to improve rental rates and the net operating income at our properties. We are externally managed by NexPoint Real Estate Advisors L.P., or our Adviser, an affiliate of Highland Capital Management, L.P., a leading global alternative asset manager and an SEC-registered investment adviser which, together with its affiliates, had approximately $21.7 billion in assets under management as of June 30, 2015.

We began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund ("NHF") of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC (“Freedom REIT”).  We use the term “predecessor" to mean the carve out business of Freedom REIT, which owned all or a majority interest in the multifamily properties transferred or contributed to the Company by NHF through Freedom REIT. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares.  We refer to the distribution of our common stock by NHF as the "Spin-Off."  Substantially all of our operations were conducted by our predecessor prior to March 31, 2015. With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. Our predecessor included all of the properties in our portfolio that were held indirectly by Freedom REIT, a wholly owned subsidiary of NHF, prior to the Spin-Off that occurred on March 31, 2015. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout this report to the Company, we, or our, include the activity of the predecessor defined above.

We intend to elect to be taxed and and qualify as a REIT for U.S. federal income tax purposes commencing with our first taxable year of operations. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Results of Operations

Our primary business consists of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. At the time of the Spin-Off, which occurred on March 31, 2015, the Company owned all or a majority interest in a portfolio of 38 multifamily properties. Following the Spin-Off the Company acquired an additional property in April 2015. The Company owned all or a majority interest in a total portfolio of 39 multifamily properties encompassing 12,038 units of apartment space, which was approximately 93% leased and the weighted average monthly effective rent per occupied apartment unit in our Portfolio is $784 as of June 30, 2015. Subsequent to June 30, 2015, we acquired two additional properties which brings our total portfolio to 41 properties, encompassing 12,822 units. In addition, we review our stabilized multifamily communities on a comparable basis between periods, referred to as “Same Store.”  Our Same Store multifamily communities are defined as those that are stabilized and comparable for both the current and the prior reporting year. There are nine properties meeting this definition for the second quarter of 2015: Miramar, Arbors on Forest Ridge, Cutter’s Point, Eaglecrest, Meridian, Silverbrook, Timberglen, Toscana, and The Grove at Alban.

The following table sets forth a summary of the Company’s operating results for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$28,747,296	$6,817,901	$54,284,765	$10,811,847
Total expenses	(26,773,469)	(7,821,131)	(54,194,668)	(13,700,339)
Operating income (loss)	1,973,827	(1,003,230)	90,097	(2,888,492)
Total other expense	(4,238,816)	(1,332,289)	(8,247,661)	(2,069,858)
Net loss	(2,264,989)	(2,335,519)	(8,157,564)	(4,958,350)
Net loss attributable to noncontrolling interest	(12,368)	(354,142)	(506,066)	(672,171)
Net loss attributable to common shareholders	(2,252,621)	(1,981,377)	(7,651,498)	(4,286,179)

The changes in the Company’s operating results for both the three and six months ended June 30, 2015 as compared to the operating results for both the three and six months ended June 30, 2014 primarily relate to the Company acquiring, owning and operating an additional 29 properties for a total of 39 properties as of June 30, 2015 as compared to acquiring, owning and operating ten properties as of June 30, 2014.

Revenues

Rental income. Our earnings are primarily attributable to the rental revenue from our multifamily properties. We anticipate that the leases we enter into for our multifamily properties will typically be for one year or less. Rental income was $25,527,979 for the three months ended June 30, 2015 compared to $6,103,787 for the three months ended June 30, 2014, which was an increase of $19,424,192. Rental income was $48,218,515 for the six months ended June 30, 2015 compared to $9,663,992 for the six months ended June 30, 2014, which was an increase of $38,554,523. The increase for both periods was primarily due to the acquisition of 29 additional properties. Also, eight of the nine properties owned as of June 30, 2014 were acquired during the first quarter of 2014 and therefore did not reflect a full quarter of operations until the second quarter. We would also expect a modest increase in rent growth for our properties based upon increased rents and increased occupancy rates due to the value-add programs that we have implemented as well as organic growth in rents in the markets these properties are located. For the three months ended June 30, 2015, Same Store rental income increased approximately 4.6%. The majority of this increase is related to a 4.0% increase in the monthly rental income per unit from $721 as of June 30, 2014 to $750 as of June 30, 2015 and an increase of 1.1% in occupancy from June 30, 2014 to June 30, 2015.

Other income. Other income includes ancillary income earned from tenants such as application fees, late fees, laundry fees, utility reimbursements, and other rental related fees charged to tenants. Other income was $3,219,317 for the three months ended June 30, 2015 compared to $714,114 for the three months ended June 30, 2014, which was an increase of $2,505,203. Other income was $6,066,250 for the six months ended June 30, 2015 compared to $1,147,855 for the six months ended June 30, 2014, which was an increase of $4,918,395. The increase for both periods was primarily due to the acquisition of 29 additional properties and a full quarter of operations for the properties acquired in the first quarter of 2014. For the three months ended June 30, 2015, Same Store other income increased approximately 22.1%. The majority of this increase is related to a 27.8% or $92,000 increase in utility reimbursements.

Expenses

Property operating expenses. Property-operating expenses include property maintenance costs, salary and employee benefit costs, utilities and other property operating costs. Property operating costs were $8,292,668 for the three months ended June 30, 2015 compared to $1,900,815 for the three months ended June 30, 2014, which was an increase of $6,391,853. Property operating costs were $15,611,964 for the six months ended June 30, 2015 compared to $2,938,565 for the six months ended June 30, 2014, which was an increase of $12,673,399. The increase for both periods was primarily due to the acquisition of 29 additional properties. For the three months ended June 30, 2015, Same Store property operating expenses increased approximately 12.7%. The majority of this increase is related to a 20.8% or $77,000 increase in repair & maintenance costs and a 6.9% or $46,000 increase in labor costs.

Acquisition costs. Acquisition costs include the costs to acquire additional properties. Acquisition costs were $237,664 for the three months ended June 30, 2015 compared to $851,627 for the three months ended June 30, 2014, which was a decrease of $613,963. Acquisition costs were $2,169,262 for the six months ended June 30, 2015 compared to $2,746,524 for the six months ended June 30, 2014, which was a decrease of $577,262. The decrease between both periods was due to the lower level of acquisitions completed during each period. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authority’s depending on the location of each property. Insurance includes the cost to insure each property under commercial, general liability, and other needed insurance for each property. Real estate taxes and insurance costs were $3,577,214 for the three months ended June 30, 2015 compared to $953,721 for the three months ended June 30, 2014, which was an increase of $2,623,493. Real estate taxes and insurance costs were $6,955,140 for the six months ended June 30, 2015 compared to $1,486,301 for the six months ended June 30, 2014, which was an increase of $5,468,839. The increase for both periods was primarily due to the acquisition of 29 additional properties. However, the costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees includes fees paid to BH Management or other third party management companies for managing each property. Property management fees were $857,687 for the three months ended June 30, 2015 compared to $206,688 for the three months ended June 30, 2014, which was an increase of $650,999. Property management fees were $1,616,499 for the six months ended June 30, 2015 compared to $329,311 for the six months ended June 30, 2014, which was an increase of $1,287,188. The increase for both periods was primarily due to the acquisition of 29 additional properties.

Management and administration fees.  Management and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement. Advisory and administrative fees were $1,438,667 for the three months ended June 30, 2015 compared to $115,562 for the three months ended June 30, 2014, which was an increase of $1,323,105. Advisory and administrative fees were $2,715,354 for the six months ended June 30, 2015 compared to $240,720 for the six months ended June 30, 2014, which was an increase of $2,474,634. The increase for both periods was due to the acquisition of 29 additional properties which increases the basis on which the fee is earned. The amount paid in the second quarter represents the maximum fee allowed under the cap.

Corporate general and administrative expense. Corporate general and administrative expenses includes but is not limited to payments of reimbursements to the Adviser, audit fees, legal fees, listing fees, board of director fees, and investor relation costs. Prior to the completion of the Spin-Off, the Company did not expect to incur any costs other than management and administrative costs to the predecessor in the first quarter. Following the first quarter, the Company incurred general and administrative expenses of $830,984 for the three months ended June 30, 2015.

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

Property general and administrative expense. Property general and administrative expenses includes the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property. Property general and administrative costs were $1,488,568 for the three months ended June 30, 2015 compared to $224,688 for the three months ended June 30, 2014, which was an increase of $1,263,880. Property general and administrative costs were $2,635,155 for the six months ended June 30, 2015 compared to $379,698 for the six months ended June 30, 2014, which was an increase of $2,255,457. The increase for both periods was primarily due to the acquisition of 29 additional properties.

Depreciation and amortization. Depreciation and amortization costs were $10,050,017 for the three months ended June 30, 2015 compared to $3,568,030 for the three months ended June 30, 2014, which was an increase of $6,481,987. Depreciation and amortization costs were $21,660,310 for the six months ended June 30, 2015 compared to $5,579,220 for the six months ended June 30, 2014, which was an increase of $16,081,090. The increase for both periods was primarily due to the acquisition of 29 additional properties. The amortization of intangible lease assets over a six month period from the point of acquisition is also expected to increase the cost of amortization during the initial year of operations for each property. For the three and six month period ended June 30, 2015 there were seven properties with amortizing intangible lease assets and for the three and six month period ended June 30, 2014 there were nine properties with amortizing intangible lease assets.

Interest expense. Interest expense includes the cost of interest expense on debt, the amortization of debt issuance costs, and the fair value adjustments on interest rate caps that are not designated as hedges. Interest expense costs were $4,238,816 for the three months ended June 30, 2015 compared to $1,332,289 for the three months ended June 30, 2014, which was an increase of $2,906,527. Interest expense costs were $8,247,661 for the six months ended June 30, 2015 compared to $2,069,858 for the six months ended June 30, 2014, which was an increase of $6,177,803. The increase for both periods was primarily due to the acquisition of 29 additional properties. The following is a table that details the various costs included in interest expense for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest on debt	$3,954,815	$1,031,145	$7,541,535	$1,538,371
Amortization of debt issuance costs	233,931	56,509	540,527	81,949
Rate cap market adjustments	50,070	244,635	165,599	449,538
Total	4,238,816	1,332,289	8,247,661	2,069,858

Non-GAAP Measurements

Net Operating Income

Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) corporate general and administrative expenses and other gains and losses that are specific to us and (6) entity level general and administrative expenses that are either non-recurring in nature or incurred on behalf of us at the property for expenses such as legal, professional and franchise tax fees. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.

Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. Entity level general and administrative are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our JV ownership structuring. Also, non-recurring expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net operating income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do. The following is a table that details our net operating income for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014. The net operating income in the following table has not been adjusted for the effects of any noncontrolling interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,264,989)	$(2,335,519)	$(8,157,564)	$(4,958,350)
Management and administrative fees	1,438,667	115,562	2,715,354	240,720
Corporate general and administrative fees	830,984	—	830,984	—
Non-recurring entity level general and administrative fees	315,455	34,990	570,240	90,690
Depreciation and amortization	10,050,017	3,568,030	21,660,310	5,579,220
Interest expense	4,238,816	1,332,289	8,247,661	2,069,858
Acquisition costs	237,664	851,627	2,169,262	2,746,524
Net operating income	$14,846,614	$3,566,979	$28,036,247	$5,768,662

FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations, or AFFO, are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to Common Shareholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with Net Loss before adjusting for noncontrolling interest and show the noncontrolling interest as an adjustment to arrive at FFO attributable to common shareholders. AFFO is calculated by adjusting our FFO by adding back items that do not reflect ongoing property operations, such as acquisition expenses, equity-based compensation expenses and the amortization of deferred loan costs. AFFO will also be adjusted to include any gains (losses) from sales of property to the extent excluded from FFO. We will not have any equity-based compensation expenses unless and until our stockholders approve an amendment to the Company’s charter to remove the 1940 Act compliance requirements.

We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for AFFO, by excluding non-cash expenses such as acquisition expenses, equity-based compensation expenses and the amortization of deferred loan costs, FFO and AFFO can help investors compare our operating performance between periods and to other REITs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,264,989)	$(2,335,519)	$(8,157,564)	$(4,958,350)
Depreciation and amortization	10,050,017	3,568,030	21,660,310	5,579,220
Adjustment for noncontrolling interest	(1,062,960)	(118,302)	(1,800,958)	11,830
FFO attributable to common shareholders	6,722,068	1,114,209	11,701,788	632,700

FFO per share	$0.32	$0.05	$0.55	$0.03

Acquisition costs	237,664	851,627	2,169,262	2,746,524
Amortization of deferred loan costs	233,931	56,509	540,527	81,949
Equity-based compensation expenses	—	—	—	—
Adjustment for noncontrolling interest	(49,308)	(175,461)	(265,636)	(432,362)
AFFO attributable to common shareholders	7,144,355	1,846,885	14,145,941	3,028,812

AFFO per share	$0.34	$0.09	$0.66	$0.14

The changes in the Company’s FFO and AFFO for the three months ended June 30, 2015 as compared to the FFO and AFFO for the three months ended June 30, 2014 primarily relate to the Company acquiring, owning and operating an additional 29 properties for a total of 39 properties as of June 30, 2015 as compared to acquiring, owning and operating 10 properties as of June 30, 2014. Additionally, the increases in FFO and AFFO reflect increased Same Store revenue, net of increases in Same Store expenses.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of June 30, 2015, we have reserved approximately $44.5 million for our planned capital expenditures to implement our value-add program.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional multifamily properties, renovations and other capital expenditures to improve our multifamily properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

In addition to our value-add program, our multifamily properties will require periodic capital expenditures and renovation to remain competitive. Also, acquisitions, redevelopments or expansions of our multifamily properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or redevelopment through retained earnings long-term is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

We believe that our available cash, expected operating cash flows and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2015.

Cash Flows

The following table presents selected data from the Company’s Combined Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in) operating activities	$6,253,832	$139,360	$7,393,217	$(834,863)
Net cash used in investing activities	(26,482,553)	(44,021,310)	(189,454,438)	(196,577,520)
Net cash provided by financing activities	12,461,513	45,014,935	193,555,810	203,123,341
Net increase (decrease) in cash and cash equivalents	(7,767,208)	1,132,985	11,494,589	5,710,958
Cash and cash equivalents at beginning of period	31,923,332	4,767,841	12,661,535	189,868
Cash and cash equivalents at end of period	$24,156,124	$5,900,826	$24,156,124	$5,900,826

The changes in the Company’s overall cash flows from operating activities, investing activities and financing activities for the three and six months ended June 30, 2015 as compared to the cash flows for the three and six months ended June 30, 2014 primarily relate to the Company acquiring, owning and operating an additional 29 properties for a total of 39 properties as of June 30, 2015 as compared to acquiring, owning and operating 10 properties as of June 30, 2014.

Cash flows from operating activities. During the three months ended June 30, 2015, net cash provided by operating activities was $4,221,370 compared to net cash provided by operating activities of $139,360 for the three months ended June 30, 2014. During the six months ended June 30, 2015, net cash provided by operating activities was $5,534,216 compared to net cash used in operating activities of (834,863) for the six months ended June 30, 2014. The increase in net cash from operating activities for both periods was mainly due to changes in net loss and working capital items resulting from the acquisition of additional properties.

Cash flows from investing activities. During the three months ended June 30, 2015, net cash used in investing activities was $(24,623,552) compared to net cash used in investing activities of $(44,021,310) for the three months ended June 30, 2014. During the six months ended June 30, 2015, net cash used in investing activities was $(187,595,437) compared to net cash used in investing activities of $(196,577,520) for the six months ended June 30, 2014.The decrease in net cash used in investing activities for both periods was mainly due to the change in acquisition activity, which varies based on specific acquisition and renovation projects that are ongoing at each respective property. In addition, there is a fluctuation of renovation reserves being established at closing for the value-add programs at each property for each period.

Cash flows from financing activities. During the three months ended June 30, 2015, net cash provided by financing activities was $12,634,974 compared to net cash provided by financing activities of $45,014,935 for the three months ended June 30, 2014. During the six months ended June 30, 2015, net cash provided by financing activities was $193,555,810 compared to net cash provided by financing activities of $203,123,341 for the six months ended June 30, 2014. The decrease for both periods in net cash provided by financing activities was mainly due to the level of activity related to the debt funded on the respective property closings and capital contributed at each closing.

Mortgage Indebtedness

As of June 30, 2015, our subsidiaries have aggregate mortgage indebtedness to third parties of approximately $624 million. As of June 30, 2015, the weighted average interest rate on the outstanding indebtedness related to the Portfolio was 2.53%.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on our outstanding indebtedness. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At June 30, 2015, interest rate hedge agreements covered $564 million of the $624 million of total outstanding indebtedness relating to the Portfolio and all of the floating rate indebtedness. These interest rate hedge agreements cap our variable interest rate at a weighted average interest rate of 6.00% as of June 30, 2015.

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

Over the next 36 months, we intend to reduce our leverage ratio paying down certain properties’ principal balances, or refinancing existing indebtedness at a lower leverage ratio. Given the flexibility and attractive cost of our current indebtedness, together with the potential for increases in value from our capital expenditures and management programs, we may also elect to reduce the portfolio-wide leverage by reducing the leverage level of future acquisitions and/or funding new acquisitions with a larger portion of equity.

Furthermore, following the completion of our value-add and capital expenditures programs and depending on interest rate environment at the applicable time, we may seek to refinance our floating rate debt into longer-term fixed rate debt at lower leverage levels.

Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments at June 30, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
	(in thousands)
Principal payments on mortgage notes	610,743	830	12,720	13,550	28,252	568,941
Total	610,743	830	12,720	13,550	28,252	568,941

The Company will also have additional contractual obligations and commitments in connection with the subsequent closings (Footnote 10) of Madera Point, The Pointe at the Foothills, and the Bridge Facility financing obtained from Key Bank, N.A. Madera Point will have principal payments on a mortgage note of $13,515,000, The Pointe at the Foothills will have principal payments on a mortgage note of $31,365,000, and the Bridge Facility will have principal payments on a mortgage note of $29,000,000 in addition to the amounts disclosed in the table above.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per unit in connection with the ongoing operations of our business. In addition, we reserve, on average, approximately $250 to $350 per unit for non-recurring capital expenditures and or lender required replacement reserves. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in the Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we escrowed equity at closing to fund these planned capital expenditures and value-add improvements. As of June 30, 2015, we will have reserved approximately $44.5 million for our planned capital expenditures and other expenses to implement our value-add program.

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

Historically, our operations have been included in Freedom REIT’s U.S. federal and state income tax returns and our operations for the current period until the Spin-Off will be included in Freedom REIT’s U.S. federal and state income tax returns for the taxable year ended December 31, 2015. Freedom REIT elected to be taxed as a REIT beginning with its taxable year ending December 31, 2013 and Freedom REIT has covenanted to us to use its reasonable best efforts to maintain its REIT status for its taxable year ending on December 31, 2015. With respect to its taxable years ending December 31, 2013 and December 31, 2014, it distributed 100% of its REIT taxable income and therefore did not owe any U.S. federal income tax. If Freedom REIT fails to qualify as a REIT, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates. In addition, unless we were entitled to relief under certain Code provisions, we also would be disqualified from electing to be taxed as a REIT if Freedom REIT fails to qualify as a REIT for its taxable years ending on or before December 31, 2015 and we are treated as a successor to Freedom REIT for U.S. federal income tax purposes. Although Freedom REIT represented in the separation and distribution agreement that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the agreement between us and our advisor to use its reasonable best efforts to maintain its REIT status for each of Freedom REIT’s taxable years ending on or before December 31, 2015 (unless Freedom REIT obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Freedom REIT’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Before June 30, 2015, the Company declared its first quarterly dividend of $0.206 per share on May 11, 2015 which was paid on July 1, 2015 and funded out of the operations of the properties.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “summary of Significant Accounting Policies” to the Combined Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2015, we have mortgage indebtedness of $624 million, of which $564 million is floating rate debt with an adjusting interest rate.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At June 30, 2015, interest rate hedge agreements covered $564 million of the $624 million of total outstanding indebtedness relating to the Portfolio. As of June 30, 2015 these interest rate hedge agreements cap our variable interest rate at a weighted average interest rate of 6.00% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Until our interest rates reach the caps provided by our interest rate hedge agreements, each quarter point change in interest rates on the variable portion of our indebtedness would result in a change of approximately $1,400,000 to our interest expense on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15-d15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13-a15(e) and Rule 15-d15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: August 14, 2015	/s/ Jim Dondero
Jim Dondero President (President)

Dated: August 14, 2015	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)