Form 10-Q
period 2015-09-30
NexPoint Residential Trust, Inc.
filed 2015-11-16
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, the registrant had 21,293,825 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

September 30, 2015

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheet as of September 30, 2015 (Unaudited) and Combined Consolidated Balance Sheet as of December 31, 2014	1

	Combined Consolidated Unaudited Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2015 and 2014 and the Nine Months Ended September 30, 2015 and 2014	2

	Combined Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	3

	Combined Consolidated Unaudited Statement of Equity for the Nine Months Ended September 30, 2015	5

	Notes to Combined Consolidated Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4.	Controls and Procedures.	36

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	37

Item 1A.	Risk Factors.	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37

Item 3.	Defaults Upon Senior Securities.	37

Item 4.	Mine Safety Disclosures.	37

Item 5.	Other Information.	37

Item 6.	Exhibits.	37

Signatures		38

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

•	risks associated with our ability to issue additional debt or equity securities in the future;
•	failure of acquisitions and development projects to yield anticipated results;
•	risks associated with our strategy of acquiring value-enhancement multifamily properties, which involves greater risks than more conservative investment strategies;
•	the lack of experience of NexPoint Real Estate Advisors, L.P. (our “Adviser”) in operating under the constraints imposed by REIT requirements;
•	loss of key personnel;
•

the risk that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team or by Highland Capital Management, L.P. (our “Sponsor”) or its affiliates;

•	risks associated with our Adviser’s ability to terminate the Advisory Agreement;
•	our ability to change our major policies, operations and targeted investments without stockholder consent;
•	substantial fees and expenses we will pay to our Adviser and its affiliates;
•	risks associated with the potential internalization of our management functions;
•	the risk that we may compete with other entities affiliated with our Sponsor or property manager for tenants;
•	conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their officers and employees;
•	our dependence on information systems;
•	lack of or insufficient amounts of insurance;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;

ii

•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the ADA and FHA;
•	risks associated with our high concentrations of investments in the Southeastern and Southwestern United States;
•	risks associated with limited warranties we may obtain when purchasing properties;
•	exposure to decreases in market rents due to our short-term leases;
•	risks associated with operating through joint ventures and funds;
•	potential reforms to Fannie Mae and Freddie Mac;
•	risks associated with our reduced public company reporting requirements as an “emerging growth company”;
•	costs associated with being a public company, including compliance with securities laws;
•	risks associated with breaches of our data security;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;
•	the risk that we may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off;
•	failure to qualify as or to maintain our status as a REIT;
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
•

any of the other risks included under the heading “Risk Factors,” in the information statement filed as an exhibit to our Registration Statement on Form 10, as amended (Registration No. 001-36663), which was declared effective on March 18, 2015.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $172,621,771 and $127,740,000, respectively)	$174,201,771	$129,320,000
Buildings and improvements (including from VIEs of $702,737,605 and $479,904,527, respectively)	711,276,465	488,260,399
Intangible lease assets (including from VIEs of $2,463,000 and $17,594,000, respectively)	2,463,000	17,884,000
Construction in progress (including from VIEs of $5,422,306 and $6,529,884, respectively)	5,473,414	6,529,884
Furniture, fixtures, and equipment (including from VIEs of $20,952,485 and $7,886,210, respectively)	21,507,521	8,319,564
Total Gross Operating Real Estate Investments	914,922,171	650,313,847
Accumulated depreciation and amortization (including from VIEs of $29,663,316 and $21,109,832, respectively)	(30,268,602)	(21,787,940)
Total Net Operating Real Estate Investments	884,653,569	628,525,907
Cash and cash equivalents (including from VIEs of $15,030,783 and $11,868,779, respectively)	18,957,993	12,661,535
Restricted cash (including from VIEs of $54,676,804 and $47,192,578, respectively)	54,915,959	47,817,342
Accounts receivable (including from VIEs of $1,556,287 and $1,134,869, respectively)	1,926,320	1,151,225
Prepaid and other assets (including from VIEs of $2,763,366 and $2,545,660, respectively)	3,627,395	2,568,933
Deferred financing costs, net (including from VIEs of $5,672,905 and $4,535,381, respectively)	6,103,250	4,632,429
TOTAL ASSETS	$970,184,486	$697,357,371

LIABILITIES AND EQUITY
Bridge facility	$29,000,000	$—
Mortgages payable (including from VIEs of $659,424,170 and $480,976,130, respectively)	667,824,170	486,976,130
Accounts payable and other accrued liabilities (including from VIEs of $3,579,018 and $5,322,045, respectively)	4,166,043	5,642,297
Accrued real estate taxes payable (including from VIEs of $7,606,737 and $3,858,836, respectively)	7,731,513	3,858,836
Accrued interest payable (including from VIEs of $1,377,263 and $1,030,962, respectively)	1,394,193	1,030,962
Security deposit liability (including from VIEs of $1,584,779 and $1,484,004, respectively)	1,611,953	1,513,431
Prepaid rents (including from VIEs of $1,251,345 and $760,046, respectively)	1,266,899	791,810
Due to affiliates (including from VIEs of $0 and $20,000, respectively)	759,286	20,000
Total Liabilities	713,754,057	499,833,466
Invested Equity	—	176,549,066
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred Stock: 100,000,000 shares authorized and 0 shares issued at par value $0.01	—	—
Common Stock: 500,000,000 shares authorized and 21,293,825 shares issued at par value $0.01	212,938	—
Additional paid-in capital	240,596,354	—
Accumulated deficit	(12,090,619)	—
Accumulated other comprehensive loss	(813,409)	(305,860)
Noncontrolling interests	28,525,165	21,280,699
Total Equity	256,430,429	197,523,905
TOTAL LIABILITIES AND EQUITY	$970,184,486	$697,357,371

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental income	$26,965,236	$10,680,828	$75,183,751	$20,344,820
Other	3,805,657	1,239,307	9,871,907	2,387,162
Total revenues	30,770,893	11,920,135	85,055,658	22,731,982
Expenses
Property operating expenses	9,187,089	3,532,626	24,799,053	6,471,191
Acquisition costs	617,670	3,606,312	2,786,932	6,352,836
Real estate taxes and insurance	3,774,978	1,587,284	10,730,118	3,073,585
Property management fees (related party)	910,015	357,821	2,526,514	687,132
Advisory and administrative fees (related party)	1,454,476	517,594	4,169,830	758,314
Corporate general and administrative expenses	816,821	—	1,647,805	—
Property general and administrative expenses	1,142,679	867,174	3,777,834	1,246,872
Depreciation and amortization	9,135,353	5,846,387	30,795,663	11,425,607
Total expenses	27,039,081	16,315,198	81,233,749	30,015,537
Operating income (loss)	3,731,812	(4,395,063)	3,821,909	(7,283,555)
Interest expense	(4,621,715)	(2,046,306)	(12,869,376)	(4,116,164)
Net loss	(889,903)	(6,441,369)	(9,047,467)	(11,399,719)
Net income (loss) attributable to noncontrolling interests	174,417	(697,881)	(331,649)	(1,370,052)
Net loss attributable to common shareholders	$(1,064,320)	$(5,743,488)	$(8,715,818)	$(10,029,667)
Other comprehensive loss
Net losses related to interest rate cap valuations	(111,918)	(62,188)	(507,549)	(62,188)
Total comprehensive loss	(1,001,821)	(6,503,557)	(9,555,016)	(11,461,907)
Comprehensive income (loss) attributable to noncontrolling interest	164,355	(704,100)	(378,313)	(1,376,271)
Comprehensive loss attributable to common shareholders	$(1,166,176)	$(5,799,457)	$(9,176,703)	$(10,085,636)

Weighted average common shares outstanding - basic and diluted	21,293,825	21,293,825	21,293,825	21,293,825
Dividends declared per common share	$0.206	$—	$0.412	$—
Loss per share: Basic and diluted (See Note 2)	$(0.04)	$(0.30)	$(0.42)	$(0.54)

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(9,047,467)	$(11,399,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,795,663	11,425,607
Amortization of deferred financing fees	808,906	188,242
Change in fair value on derivative instruments included in interest expense	182,302	629,428
Noncash contributions	—	745,500
Gain on disposal from eminent domain	(157,882)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(775,095)	(2,409,167)
Prepaid and other assets	(770,817)	(493,335)
Restricted cash	(7,160,690)	(5,733,012)
Accounts payable and other accrued liabilities	1,928,046	3,968,993
Due to affiliates	—	12,814

Net cash provided by (used in) operating activities	15,802,966	(3,064,649)

Cash flows from investing activities
Change in restricted cash	62,073	(29,014,002)
Cash from eminent domain disposal	326,111	—
Additions to operating real estate investments	(29,608,659)	(5,745,873)
Acquisitions of operating real estate investments	(238,462,941)	(449,441,587)

Net cash used in investing activities	(267,683,416)	(484,201,462)

Cash flows from financing activities
Mortgage proceeds received	169,865,553	349,507,000
Bridge facility proceeds received	29,000,000	—
Mortgage payments	(7,017,513)	(15,660)
Deferred financing fees paid	(2,279,727)	(4,275,815)
Interest rate cap fees paid	(307,231)	(1,159,272)
Due to affiliates	454,286	—
Distributions to noncontrolling interest	(1,743,937)	(206,693)
Distributions	(8,773,678)	(7,484,764)
Contributions from noncontrolling interest	9,320,052	18,029,104
Contributions	69,659,103	140,290,633

Net cash provided by financing activities	258,176,908	494,684,533

Net increase in cash	6,296,458	7,418,422

Cash, beginning of period	12,661,535	189,868

Cash, end of period	$18,957,993	$7,608,290

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,514,937	$2,662,835
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	532,877	1,163,495
Capitalized construction costs included in due to affiliates	—	84,755
Prepaid acquisition deposits included in due to affiliates	285,000	—
Change in fair value on hedging derivative instruments	507,549	62,188
Liabilities assumed from acquisitions	1,938,096	2,350,080
Other assets acquired from acquisitions	385,265	1,903,760
Assumed debt on acquisitions of operating real estate investments	18,000,000	22,643,116

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Invested Equity	Noncontrolling Interest	Total
Balances, December 31, 2014	—	$—	—	$—	$—	$—	$(305,860)	$176,549,066	$21,280,699	$197,523,905

Contributions					—	—	—	69,659,103	9,320,052	78,979,155

Distributions / Dividends					—	(8,773,678)	—	—	(1,743,937)	(10,517,615)

Other comprehensive loss					—	—	(507,549)	—	—	(507,549)

Net loss					—	(3,316,941)	—	(5,398,877)	(331,649)	(9,047,467)

Exchange of predecessor invested equity for common stock	—	—	21,293,825	212,938	240,596,354	—	—	(240,809,292)	—	—

Balances, September 30, 2015	—	$—	21,293,825	$212,938	$240,596,354	$(12,090,619)	$(813,409)	$—	$28,525,165	$256,430,429

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

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund ("NHF") of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC ("Freedom REIT").  NHF is a publicly listed closed-end fund that commenced operations on June 29, 2006 and is managed by NexPoint Advisors, L.P. ("NexPoint Advisors"), an SEC-registered investment adviser and affiliate of Highland Capital Management, L.P. and our Adviser. We use the term “predecessor" to mean the carve out business of Freedom REIT, which owned all or a majority interest in the multifamily properties transferred or contributed to the Company by NHF through its subsidiary Freedom REIT. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares.  We refer to the distribution of our common stock by NHF as the "Spin-Off." The combined consolidated financial statements represent the operations and activities of the predecessor until the Spin-Off. The Company recorded the assets and liabilities associated with the multifamily properties involved in the Spin-Off at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-60, Spinoffs and Reverse Spinoffs. Certain properties included in the Spin-Off have interests owned by parties other than the Company that are reflected at historical carrying values in the financial statements of the Company as “noncontrolling interests”, as required under accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a capex value-add program. Consistent with the Company’s policy to acquire assets for both income and capital gain, the Company intends to hold majority interests in the properties for long-term appreciation and to engage in the business of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States consistent with our investment objectives.

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

2. Summary of Significant Accounting Policies

Predecessor

With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. Our predecessor included all of the properties in our portfolio that were held directly or indirectly by Freedom REIT, a wholly owned subsidiary of NHF, prior to the Spin-Off that occurred on March 31, 2015. However, our combined consolidated statements of operations and comprehensive loss and statements of cash flows reflect operations of our predecessor through March 31, 2015 as if they were incurred by us. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout these combined consolidated financial statements to the “Company”, “we”, or “our”, include the activity of the predecessor defined above.

Basis of Accounting

The accompanying unaudited interim combined consolidated financial statements of the Company are prepared in accordance with GAAP and with Rule 10-01 of Regulation S-X for interim financial statements. The consolidated balance sheet includes the accounts of the Company and its subsidiaries. Our predecessor combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical financial position, results of operations and cash flows for the periods prior to the Spin-Off. All intercompany balances and transactions are eliminated in combination and consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by FASB ASC 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with our predecessor audited financial statements identified as “Freedom REIT Contribution Group” for the year ended December 31, 2014 and notes thereto included in the information statement filed as an exhibit to our registration statement on Form 10 filed on March 12, 2015. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2015.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed upon closing the acquisition.

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

Construction in progress includes the cost of renovation projects being performed at the various properties. Once a project is complete the historical cost of the renovation is placed into service in one of the categories above depending on the type of renovation project and is depreciated over the estimated useful lives as described in the table above.

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the periods ended September 30, 2015 and 2014, the Company did not record any impairment charges related to real estate assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security Deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by our first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the entity upon the Borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance our value-add renovations at each of our properties and are not actually held in escrow by a third party. The Company may reallocate these funds, at its discretion, to capitalize other investment opportunities. The following is a summary of the restricted cash held as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Security Deposits	$1,141,732	$1,574,302
Operating Escrows	14,892,686	7,299,426
Renovation value-add reserves	38,881,541	38,943,614
	$54,915,959	$47,817,342

Prepaid acquisition deposits

The Company incurs costs in connection with future acquisitions that may include good faith deposits prior to possible acquisitions that are expected to be rolled into the costs of the closing. Until an acquisition closes, the Company reflects these costs as prepaid costs on the balance sheet. As of September 30, 2015, prepaid costs were $285,000. These prepaid costs were held in escrow and will be rolled into the cost of the property at closing in connection with a subsequent acquisition (see Note 10). These costs are included in prepaid and other assets on the consolidated balance sheet and are also accrued and owed to an affiliate and included in due to affiliate on the consolidated balance sheet. No such costs existed as of December 31, 2014.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, of $6,103,250 and $4,632,429 are recorded on the accompanying combined consolidated balance sheets as of September 30, 2015 and at December 31, 2014, respectively. Amortization of deferred financing costs of $268,379 and $106,293 is included in interest expense in the combined consolidated statements of operations and comprehensive loss for the three month periods ended September 30, 2015 and 2014, respectively. Amortization of deferred financing costs of $808,906 and $188,242 is included in interest expense in the combined consolidated statements of operations and comprehensive loss for the nine month periods ended September 30, 2015 and 2014, respectively.

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

The following table represents the Company’s investments at September 30, 2015 and December 31, 2014:

Properties	Location	Year Acquired	Effective Ownership Percentage at September 30, 2015	Effective Ownership Percentage at December 31, 2014
The Miramar Apartments	Dallas, Texas	2013	100%	100%	(1)
Arbors on Forest Ridge	Bedford, Texas	2014	90%	90%
Cutter's Point	Richardson, Texas	2014	90%	90%
Eagle Crest	Irving, Texas	2014	90%	90%
Meridian	Austin, Texas	2014	90%	90%
Silverbrook	Grand Prairie, Texas	2014	90%	90%
Timberglen	Dallas, Texas	2014	90%	90%
Toscana	Dallas, Texas	2014	90%	90%
The Grove at Alban	Frederick, Maryland	2014	76%	76%
Willowdale Crossings	Frederick, Maryland	2014	80%	80%
Edgewater at Sandy Springs	Atlanta, Georgia	2014	90%	90%
Beechwood Terrace	Nashville, Tennessee	2014	90%	90%
Willow Grove	Nashville, Tennessee	2014	90%	90%
Woodbridge	Nashville, Tennessee	2014	90%	90%
Abbington Heights	Antioch, Tennessee	2014	90%	90%
The Summit at Sabal Park	Tampa, Florida	2014	90%	90%
Courtney Cove	Tampa, Florida	2014	90%	90%
Colonial Forest	Jacksonville, Florida	2014	90%	90%
Park at Blanding	Orange Park, Florida	2014	90%	90%
Park at Regency	Jacksonville, Florida	2014	90%	90%
Jade Park	Daytona Beach, Florida	2014	90%	90%
Mandarin Reserve	Jacksonville, Florida	2014	90%	90%
Radbourne Lake	Charlotte, North Carolina	2014	90%	90%
Timber Creek	Charlotte, North Carolina	2014	90%	90%
Belmont at Duck Creek	Garland, Texas	2014	90%	90%
The Arbors	Tucker, Georgia	2014	90%	90%
The Crossings	Marietta, Georgia	2014	90%	90%
The Crossings at Holcomb Bridge	Roswell, Georgia	2014	90%	90%
The Knolls	Marietta, Georgia	2014	90%	90%
Regatta Bay	Seabrook, Texas	2014	90%	90%
Sabal Palm at Lake Buena Vista	Orlando, Florida	2014	90%	90%
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	2014	85%	85%
Cornerstone	Orlando, Florida	2015	90%	—	(2)
McMillan Place	Dallas, Texas	2015	90%	—	(2)
Barrington Mill	Marietta, Georgia	2015	90%	—	(2)
Dana Point	Dallas, Texas	2015	90%	—	(2)
Heatherstone	Dallas, Texas	2015	90%	—	(2)
Versailles	Dallas, Texas	2015	90%	—	(2)
Seasons 704 Apartments (FKA Bayberry Apartments)	West Palm Beach, Florida	2015	90%	—	(2)
Madera Point	Mesa, Arizona	2015	95%	—	(2)
The Pointe at the Foothills	Mesa, Arizona	2015	95%	—	(2)

(1)	The Miramar Apartments is not owned through a joint venture.
(2)	Properties were acquired in 2015, therefore no ownership as of December 31, 2014.

In connection with its indirect equity investments in the properties acquired, the Company through its subsidiary, NexPoint Residential Trust Operating Partnership, L.P., directly or indirectly holds membership interests in single-asset limited liability companies that directly own the properties. These entities are deemed to be VIEs as we have disproportionate voting rights (in the form of substantive participating rights over all of the decisions that are made that most significantly affect economic performance) relative to our economic interests in the entities and substantially all of the activities of the entities are performed on our behalf. The

Company is considered the primary beneficiary of these VIEs as no single party meets both criteria to be the primary beneficiary, and we are the member of the related party group that has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Within the related party group, the Company is the most closely associated to the VIE based on the purpose and design of the entity, the size of our ownership interests relative to the other investors, and the rights we hold with respect to the other investors’ equity interests, including our ability to preclude any transfers of their interests and ability to drag them along on the sale of our equity interest. All VIEs are consolidated in the Company’s financial statements. The assets of each VIE can only be used to settle obligations of that particular VIE, and the creditors of each entity have no recourse to the assets of other entities or the Company.

The other investor in the VIEs is BH Equity or affiliates of BH Equity. When these VIEs were formed under our predecessor, BH Equity invested cash in each VIE (with the exception of Miramar) and received a proportional share of each VIE that it invested in. Each VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. BH Equity, or its affiliates, provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to each VIE. In consideration of the guarantees provided by BH Equity and its affiliates, they will earn an additional profit interest in the VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the agreements between each VIE and BH Equity or its affiliate.

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

Asset Management & Property Management Services

Management fee expenses are recognized when incurred in accordance with each management agreement (see Note 8).

Allowance for Doubtful Accounts

Allowances for rental income receivables are established when management determines that collections of such receivables are doubtful. Balances are considered past due when payment is not received on the contractual due date. When management has determined that receivables are uncollectible, they are written off against the allowance for doubtful accounts.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its first taxable year of operations. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders as long as it distributes at least 90% of its taxable income to its stockholders and meets certain tests regarding the nature of the Company’s income and assets. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

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

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions, including NexBank, an affiliate of our Adviser, and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes an independent third party to perform the allocation of value analysis for each property acquisition and also to perform the market valuations on the interest rate caps and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and interest rate caps are fair and consistent as of the measurement date.

Per Share Data

The Company began operations on March 31, 2015 as described above and therefore the Company had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive loss, the Company has presented basic and diluted earnings (loss) per share as if the operating activities of the predecessor were those of the Company and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off. Basic earnings per share will be shown for all periods presented and computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. There were no potentially dilutive securities for any of the periods presented. For the three and nine months ended September 30, 2015, the Company incurred a loss per share of $0.04 and $0.42, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which changes the way reporting enterprises record debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for annual reporting periods beginning after December 15, 2015. The Company will implement the provisions of ASU 2015-03 as of January 1, 2016. The Company does not expect the new standard to have a material impact on its combined consolidated financial statements.

3. Acquisitions

As of September 30, 2015, through its combined consolidated joint ventures, the Company has invested in a total of forty one multifamily properties as listed below (property descriptions including rentable square footage, number of units, average effective monthly rent and occupancy are unaudited):

Multifamily Property Name	Rentable Square Footage	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of September 30, 2015 (2)	% Occupied as of December 31, 2014 (2)
The Miramar Apartments	183,100	314	10/31/2013	$577	91.4%	92.7%
Arbors on Forest Ridge	154,556	210	1/31/2014	$793	92.4%	92.9%
Cutter's Point	197,972	196	1/31/2014	$969	95.4%	96.4%
Eagle Crest	395,951	447	1/31/2014	$783	93.1%	94.9%
Meridian	148,200	200	1/31/2014	$803	94.5%	95.0%
Silverbrook	526,138	642	1/31/2014	$706	95.3%	91.7%
Timberglen	221,376	304	1/31/2014	$732	93.1%	93.4%
Toscana	115,400	192	1/31/2014	$641	94.3%	93.2%
The Grove at Alban	267,300	290	3/10/2014	$957	94.1%	89.3%
Willowdale Crossings	411,800	432	5/15/2014	$990	90.3%	82.9%
Edgewater at Sandy Springs	726,774	760	7/18/2014	$808	91.6%	92.5%
Beechwood Terrace	271,728	300	7/21/2014	$781	96.3%	98.7%
Willow Grove	229,140	244	7/21/2014	$755	94.3%	94.7%
Woodbridge	246,840	220	7/21/2014	$863	92.7%	90.5%
Abbington Heights	238,974	274	8/1/2014	$770	92.0%	96.0%
The Summit at Sabal Park	204,545	252	8/20/2014	$828	90.1%	88.5%
Courtney Cove	224,958	324	8/20/2014	$722	92.9%	95.1%
Colonial Forest	160,093	174	8/20/2014	$632	94.8%	94.8%
Park at Blanding	116,410	117	8/20/2014	$771	90.6%	88.9%
Park at Regency	134,253	159	8/20/2014	$753	93.7%	91.2%
Jade Park	118,392	144	8/20/2014	$732	93.1%	96.5%
Mandarin Reserve	449,276	520	9/15/2014	$704	92.5%	95.4%
Radbourne Lake	246,599	225	9/30/2014	$952	94.7%	92.4%
Timber Creek	248,391	352	9/30/2014	$719	93.5%	93.2%
Belmont at Duck Creek	198,279	240	9/30/2014	$863	95.0%	93.8%
The Arbors	127,536	140	10/16/2014	$772	91.4%	92.1%
The Crossings	377,840	380	10/16/2014	$742	94.7%	94.7%
The Crossings at Holcomb Bridge	247,982	268	10/16/2014	$760	95.9%	93.7%
The Knolls	311,160	312	10/16/2014	$818	92.3%	95.2%
Regatta Bay	200,440	240	11/4/2014	$994	93.8%	96.3%
Sabal Palm at Lake Buena Vista	370,768	400	11/5/2014	$1,087	91.8%	95.0%
Southpoint Reserve at Stoney Creek	115,712	156	12/18/2014	$993	96.2%	92.9%
Cornerstone	317,565	430	1/15/2015	$822	93.7%	—	(3)
McMillan Place	290,051	402	1/15/2015	$666	91.8%	—	(3)
Barrington Mill	692,180	752	2/6/2015	$740	94.1%	—	(3)
Dana Point	206,276	264	2/26/2015	$738	93.6%	—	(3)
Heatherstone	115,615	152	2/26/2015	$769	95.4%	—	(3)
Versailles	300,908	388	2/26/2015	$775	92.5%	—	(3)
Seasons 704 Apartments (FKA Bayberry Apartments)	216,891	222	4/15/2015	$972	92.3%	—	(3)
Madera Point	192,880	256	8/5/2015	$758	94.9%	—	(3)
The Pointe at the Foothills	472,952	528	8/5/2015	$825	87.5%	—	(3)
	10,993,201	12,822

(1)

Average effective monthly rent per unit is equal to the average of (i) the contractual rent for commenced leases as of September 30, 2015 minus any tenant concession over the term of the lease, divided by (ii) the number of units under commenced leases as of September 30, 2015.

(2)	Percent occupied is calculated as (i) the number of units occupied as of September 30, 2015, and at December 31, 2014, divided by total number of units, expressed as a percentage.
(3)	Properties acquired in 2015.

4. Real Estate Investments

As of September 30, 2015, the major components of the Company’s investments in multifamily properties were as follows (unaudited):

Property	Land	Building and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580,000	$8,538,859	$—	$51,108	$555,037	$10,725,004
Arbors on Forest Ridge	2,330,000	10,942,000	—	1,554	427,510	13,701,064
Cutter's Point	3,330,000	12,737,529	—	3,423	558,122	16,629,074
Eagle Crest	5,450,000	21,746,561	—	8,673	696,973	27,902,207
Meridian	2,310,000	10,320,352	—	12,145	359,172	13,001,669
Silverbrook	4,860,000	24,844,102	—	103,545	1,336,629	31,144,276
Timberglen	2,510,000	14,345,179	—	14,127	532,344	17,401,650
Toscana	1,730,000	7,232,068	—	14,329	454,921	9,431,318
The Grove at Alban	3,640,000	18,975,977	—	388,785	405,190	23,409,952
Willowdale Crossings	4,650,000	35,597,436	—	108,391	638,080	40,993,907
Edgewater at Sandy Springs	14,290,000	43,346,522	—	188,749	2,099,556	59,924,827
Beechwood Terrace	1,390,000	20,363,115	—	8,770	456,808	22,218,693
Willow Grove	3,940,000	10,418,449	—	154,069	435,758	14,948,276
Woodbridge	3,650,000	12,592,845	—	9,786	438,209	16,690,840
Abbington Heights	1,770,000	16,146,690	—	41,155	476,195	18,434,040
The Summit at Sabal Park	5,770,000	13,291,623	—	9,372	522,681	19,593,676
Courtney Cove	5,880,000	12,821,685	—	30,380	576,467	19,308,532
Colonial Forest	2,090,000	3,479,861	—	11,087	281,259	5,862,207
Park at Blanding	2,610,000	4,014,703	—	3,566	240,902	6,869,171
Park at Regency	2,620,000	5,681,263	—	6,530	397,784	8,705,577
Jade Park	1,490,000	6,394,583	—	18,862	256,902	8,160,347
Mandarin Reserve	5,610,000	20,814,266	—	4,275	798,247	27,226,788
Radbourne Lake	2,440,000	21,125,653	—	198,048	648,098	24,411,799
Timber Creek	11,260,000	12,983,924	—	59,835	418,960	24,722,719
Belmont at Duck Creek	1,910,000	16,901,595	—	8,508	452,687	19,272,790
The Arbors	1,730,000	6,391,907	—	25,948	212,651	8,360,506
The Crossings	3,981,771	16,631,342	—	737,032	652,869	22,003,014
The Crossings at Holcomb Bridge	5,560,000	10,582,067	—	111,124	555,227	16,808,418
The Knolls	3,410,000	17,414,398	—	107,729	633,463	21,565,590
Regatta Bay	1,660,000	15,996,515	—	140,220	361,132	18,157,867
Sabal Palm at Lake Buena Vista	7,580,000	40,338,489	—	550,770	529,823	48,999,082
Southpoint Reserve at Stoney Creek	6,120,000	10,807,403	—	185,494	207,830	17,320,727
Cornerstone	3,610,000	16,996,702	—	221,553	320,425	21,148,680
McMillan Place	1,500,000	29,763,510	—	219,954	246,185	31,729,649
Barrington Mill	10,170,000	46,967,002	—	63,998	1,035,956	58,236,956
Dana Point	4,090,000	11,622,544	—	328,339	444,260	16,485,143
Heatherstone	2,320,000	6,894,432	—	191,922	335,490	9,741,844
Versailles	6,720,000	19,204,114	—	488,725	600,263	27,013,102
Seasons 704 Apartments (FKA Bayberry Apartments)	7,480,000	13,041,228	401,000	540,632	261,680	21,724,540
Madera Point	4,920,000	16,566,000	629,000	—	423,590	22,538,590
The Pointe at the Foothills	4,240,000	46,401,972	1,433,000	100,902	222,186	52,398,060
	174,201,771	711,276,465	2,463,000	5,473,414	21,507,521	914,922,171
Accumulated depreciation and amortization	—	(25,641,158)	(898,002)	—	(3,729,442)	(30,268,602)
	$174,201,771	$685,635,307	$1,564,998	$5,473,414	$17,778,079	$884,653,569

As of December 31, 2014, the major components of the Company’s investments in multifamily properties were as follows:

Property	Land	Building and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580,000	$8,355,872	$290,000	$—	$433,354	$10,659,226
Arbors on Forest Ridge	2,330,000	10,831,742	312,000	1,556	263,482	13,738,780
Cutter's Point	3,330,000	12,612,164	352,000	27,633	333,204	16,655,001
Eagle Crest	5,450,000	21,454,515	654,000	125,369	474,391	28,158,275
Meridian	2,310,000	10,258,263	299,000	—	198,449	13,065,712
Silverbrook	4,860,000	24,534,598	793,000	92,461	912,685	31,192,744
Timberglen	2,510,000	14,071,434	408,000	375	314,374	17,304,183
Toscana	1,730,000	6,961,530	230,000	23,145	229,169	9,173,844
The Grove at Alban	3,640,000	18,913,344	796,000	104,844	228,722	23,682,910
Willowdale Crossings	4,650,000	35,543,667	1,172,000	1,200	401,169	41,768,036
Edgewater at Sandy Springs	14,290,000	41,094,413	1,930,000	1,261,227	1,005,747	59,581,387
Beechwood Terrace	1,390,000	19,680,820	409,000	164,621	157,222	21,801,663
Willow Grove	3,940,000	9,512,555	298,000	647,246	92,152	14,489,953
Woodbridge	3,650,000	12,020,293	334,000	305,915	178,974	16,489,182
Abbington Heights	1,770,000	15,863,951	400,000	110,310	170,595	18,314,856
The Summit at Sabal Park	5,770,000	12,972,098	404,000	81,884	221,200	19,449,182
Courtney Cove	5,880,000	12,486,882	431,000	80,447	311,573	19,189,902
Colonial Forest	2,090,000	3,116,687	186,000	242,841	166,378	5,801,906
Park at Blanding	2,610,000	3,691,461	177,000	183,739	111,158	6,773,358
Park at Regency	2,620,000	5,343,919	220,000	60,558	196,138	8,440,615
Jade Park	1,490,000	6,061,395	200,000	218,688	89,406	8,059,489
Mandarin Reserve	5,610,000	19,679,711	701,000	701,020	300,213	26,991,944
Radbourne Lake	2,440,000	20,830,406	652,000	148,114	355,391	24,425,911
Timber Creek	11,260,000	10,704,510	799,000	948,430	113,475	23,825,415
Belmont at Duck Creek	1,910,000	16,654,792	436,000	107,063	134,860	19,242,715
The Arbors	1,730,000	5,844,105	199,000	162,100	44,827	7,980,032
The Crossings	4,150,000	16,138,747	834,000	491,672	126,678	21,741,097
The Crossings at Holcomb Bridge	5,560,000	9,788,284	616,000	48,173	66,311	16,078,768
The Knolls	3,410,000	16,931,399	759,000	107,984	124,357	21,332,740
Regatta Bay	1,660,000	15,803,412	714,000	1,014	110,384	18,288,810
Sabal Palm at Lake Buena Vista	7,580,000	40,130,430	1,387,000	80,255	438,526	49,616,211
Southpoint Reserve at Stoney Creek	6,120,000	10,373,000	492,000	—	15,000	17,000,000
	129,320,000	488,260,399	17,884,000	6,529,884	8,319,564	650,313,847
Accumulated depreciation and amortization	—	(8,533,478)	(12,442,170)	—	(812,292)	(21,787,940)
	$129,320,000	$479,726,921	$5,441,830	$6,529,884	$7,507,272	$628,525,907

Depreciation expense was $7,525,723 and $2,586,553 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $20,025,611 and $4,675,107 for the nine months ended September 30, 2015 and 2014, respectively.

Amortization expense related to the Company’s intangible lease assets was $1,609,630 and $3,259,834 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to the Company’s intangible lease assets was $10,770,052 and $6,750,500 for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense related to the Company’s intangible lease assets for the remainder of the year ended December 31, 2015 for all acquisitions completed through September 30, 2015 is expected to be $1,176,987 and the remaining net amount of $388,011 will be amortized in 2016. Due to the six month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2015 has been fully amortized and the assets and related accumulated amortization have been written-off as of September 30, 2015.

5. Pro Forma Financial Information (Unaudited)

The following table summarizes, on an unaudited basis, the combined consolidated pro forma results of operations of the Company for the periods ended September 30, 2015 and 2014. The Company acquired forty properties during the period January 1, 2014 through September 30, 2015 and one additional property subsequent to the end of the third quarter on October 30, 2015 (see Note 10). The following unaudited pro forma information for the periods ended September 30, 2015 and 2014 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Nine Months Ended September 30,
	2015	2014
Actual
Total revenue	$85,055,658	$22,731,982
Net loss	(9,047,467)	(11,399,719)

Pro forma:
Total revenues	95,837,958	86,939,347
Net income (loss)	3,660,601	(28,884,774)

The pro forma information includes adjustments to actual revenues and expenses recorded to reflect operations of all properties acquired as of and subsequent to September 30, 2015, assuming each was owned by the Company and operating as of January 1, 2014. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties, and all of intangible lease assets have been fully amortized through the nine month period ended September 30, 2014 due to the six month life of intangible assets; (3) acquisition costs have been excluded for pro forma purposes for the acquisition costs of the properties; (4) advisory and administrative fees have been adjusted to include the acquisitions on a pro forma basis (although the Company has decided to voluntarily waive additional advisory and administrative fees on New Assets (see Note 8), the additional fees have been included for pro forma purposes); and (5) general and administrative fees expected to be incurred on a quarterly basis at a parent level have been adjusted to include the acquisitions on a pro forma basis and are estimated to be $850,000 per quarter.

6. Debt

Mortgages Payable

The following table contains summary information concerning the mortgage debt to the Company as of September 30, 2015:

Property		Type	Term (months)	Amortization (months)	Outstanding Principal (1)		Interest Rate (2)	Max Note Rate (3)	Maturity Date
The Miramar Apartments	(4)	Floating	120	360	$8,400,000		2.41%	5.75%	2/1/2025
Beechwood Terrace	(5)	Floating	84	360	17,120,000		2.27%	6.00%	8/1/2021
Colonial Forest	(5)	Floating	84	360	4,125,000		2.35%	6.25%	9/1/2021
Courtney Cove	(5)	Floating	84	360	14,210,000		2.27%	5.75%	9/1/2021
Edgewater at Sandy Springs	(5)	Floating	84	360	43,550,000		2.28%	5.75%	8/1/2021
The Grove at Alban	(5)	Floating	84	360	18,720,000		2.73%	6.50%	4/1/2021
Park at Blanding	(5)	Floating	84	360	4,875,000		2.35%	7.25%	9/1/2021
Park at Regency	(5)	Floating	84	360	6,225,000		2.35%	7.01%	9/1/2021
The Summit at Sabal Park	(5)	Floating	84	360	14,287,000		2.27%	5.75%	9/1/2021
Mandarin Reserve	(5)	Floating	84	360	19,650,000		2.29%	5.50%	10/1/2021
Willow Grove	(5)	Floating	84	360	11,000,000		2.30%	6.00%	8/1/2021
Willowdale Crossings	(5)	Floating	84	360	32,800,000		2.46%	5.75%	6/1/2021
Jade Park	(5)	Floating	84	360	5,850,000		2.34%	6.49%	9/1/2021
Woodbridge	(5)	Floating	84	360	12,800,000		2.28%	6.25%	8/1/2021
Southpoint Reserve at Stoney Creek	(5)	Floating	84	360	13,600,000		2.30%	6.00%	1/1/2022
Barrington Mill	(5)	Floating	84	360	43,500,000		2.15%	5.50%	3/1/2022
Dana Point	(5)	Floating	84	360	12,176,000		2.24%	5.50%	3/1/2022
Heatherstone	(5)	Floating	84	360	7,087,000		2.27%	5.50%	3/1/2022
Versailles	(5)	Floating	84	360	19,623,000		2.22%	5.50%	3/1/2022
Seasons 704 Apartments (FKA Bayberry Apartments)	(5)	Floating	84	360	12,660,000		1.99%	5.95%	5/1/2022
Arbors on Forest Ridge	(6)	Floating	84	360	10,244,000		2.92%	5.75%	2/1/2021
Cutter's Point	(6)	Floating	84	360	12,676,000		2.92%	5.75%	2/1/2021
Eagle Crest	(6)	Floating	84	360	21,860,000		2.92%	5.75%	2/1/2021
Meridian	(6)	Floating	84	360	9,840,000		2.92%	5.75%	2/1/2021
Silverbrook	(6)	Floating	84	360	24,320,000		2.92%	5.75%	2/1/2021
Timberglen	(6)	Floating	84	360	13,560,000		2.92%	5.75%	2/1/2021
Toscana	(6)	Floating	84	360	7,100,000		2.92%	5.75%	2/1/2021
Timber Creek	(7)	Floating	120	360	19,482,000		2.01%	5.96%	10/1/2024
Radbourne Lake	(7)	Floating	120	360	19,213,000		2.00%	6.25%	10/1/2024
The Arbors	(7)	Floating	120	360	5,812,000		2.00%	7.11%	11/1/2024
The Crossings	(7)	Floating	120	360	15,873,889		2.00%	7.21%	11/1/2024
The Crossings at Holcomb Bridge	(7)	Floating	120	360	12,450,000		2.00%	7.35%	11/1/2024
The Knolls	(7)	Floating	120	360	16,038,000		2.00%	7.11%	11/1/2024
McMillan Place	(7)	Floating	120	360	15,738,000		2.11%	5.92%	2/1/2025
Sabal Palm at Lake Buena Vista	(7)	Floating	120	360	37,680,000		2.00%	6.26%	12/1/2024
Abbington Heights	(8)	Fixed	120	360	10,451,320		3.79%	3.79%	9/1/2022
Belmont at Duck Creek	(9)	Fixed	84	360	11,389,702		4.68%	4.68%	9/1/2018
Regatta Bay	(10)	Fixed	480	480	13,060,468		4.85%	4.85%	8/1/2050
Cornerstone	(11)	Fixed	120	360	23,578,323		4.24%	4.24%	3/1/2023
Madera Point	(12)	Floating	60	360	13,515,000		2.09%	N/A	9/1/2020
The Pointe at the Foothills	(12)	Floating	60	360	31,365,000		2.08%	N/A	9/1/2020
					$667,504,702
Valuation adjustments					319,468	(13)
					$667,824,170

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on one month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on fixed rate of 4.85%) and Cornerstone (based on a blended fixed rate of 4.24%). One month LIBOR as of September 30, 2015 was 0.193%.

(3)	Represents the maximum rate payable on each note (see Note 7).
(4)

Loan cannot be pre-paid in the first 12 months of the term. Starting in the 13th month of the term through the 117th month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par the last three months of the term.

(5)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(6)

Loan can be pre-paid in the first 24 months of the term at par plus 5.00%. Starting in the 25th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(7)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through 116th month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last four months of the term.

(8)	Debt was assumed upon acquisition of this property and approximated fair value. The loan is open to pre-payment in the last three months of the term.
(9)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last six months of the term.
(10)

Debt was assumed upon acquisition of this property at approximated fair value and is a Housing and Urban Development (“HUD”) loan that is fully amortizing. Debt is insured by HUD under the Section 221(d)(4) program. The debt was refinanced subsequent to September 30, 2015 (see Note 10).

(11)

Debt in the amount of $18,000,000 was assumed upon acquisition at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013 and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity.  Concurrently with the acquisition of the property, we placed a supplemental second mortgage on the property with a principal amount of $5,775,000, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of September 30, 2015, the total indebtedness secured by the property is $23,672,754 and has a blended interest rate of 4.24%.

(12)	Loan can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(13)

The Company reflected a valuation adjustment on its fixed rate debt for Belmont at Duck Creek to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of our mortgage indebtedness was 2.50% as of September 30, 2015 and 2.65% as of December 31, 2014. Each of our mortgages is a non-recourse obligation subject to customary exceptions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

Bridge Facility

On August 5, 2015, the Company executed a bridge facility (the “Bridge Facility”) with Key Bank, N.A. in the amount of $29,000,000. The proceeds from the Bridge Facility were used to fund a portion of the purchase price of the Madera Point and The Pointe at the Foothills acquisitions. The Bridge Facility is payable in full on August 4, 2016 but is pre-payable at any time without penalty. The Bridge Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.00% plus one-month LIBOR. The Bridge Facility is recourse to the Company and is secured by the equity interests in Madera Point and The Pointe at the Foothills. We are in discussions with Key Bank, N.A. to convert the Bridge Facility to a revolving credit facility and extend the maturity date, alleviating the necessity to repay the Bridge Facility in full in August 2016. If we are unable to convert the Bridge Facility, we plan to use cash on hand, proceeds from a future equity offering or issuance of debt, or proceeds from the refinancing of current debt in amounts in excess of the current balances to repay the Bridge Facility.

Schedule of Debt Maturities

Debt maturities scheduled for the remainder of 2015, each of the next four years and thereafter, are as follows:

Remainder of 2015	$350,324
2016	33,604,714
2017	8,050,365
2018	13,611,365
2019	14,977,075
Thereafter	625,910,859
Total	$696,504,702

The scheduled maturity for 2016 is inclusive of the Bridge Facility of $29,000,000 with Key Bank, N.A. that matures on August 4, 2016.

7. Fair Value Measures and Derivative Financial Instruments

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

Real estate acquisitions

As of December 31, 2014 and as further discussed in Notes 2 and 3, the Company had acquired thirty two properties for approximately $633,200,000. The purchase prices of these properties were allocated as follows: land $129,320,000, building, building improvements, furniture, fixtures and equipment $485,996,000, and intangible lease assets $17,884,000 based on their estimated fair values using Level 3 inputs. Of the thirty two properties acquired, there were three properties with assumed debt which was recorded based on their estimated fair value using Level 2 inputs.

During the nine months ended September 30, 2015 and as further discussed in Notes 2 and 3, the Company acquired nine additional properties for approximately $258,184,000. The purchase prices of these properties were allocated as follows: land $45,050,000, building, building improvements, furniture, fixtures, and equipment $206,240,000, and intangible lease assets $6,894,000 based on their estimated fair values using Level 3 inputs. Of the nine properties acquired, there was one property with assumed debt which was recorded based on its estimated fair value using Level 2 inputs.

As discussed in Note 2, fair value measurements at the time of acquisition were determined by management using available market information and appropriate valuation methodologies available to management for the period ended September 30, 2015 and at December 31, 2014. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The following table represents critical assumptions used and the ranges for those assumptions:

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to mortgage debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps to cap the total amount of interest expense the Company may pay in a rising interest rate environment. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps have terms ranging from 3-4 years. During the nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with most of our existing variable-rate debt. The derivative financial instruments that we employ cap our variable interest rate at a weighted average interest rate of 6.00%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and is subsequently reclassified into net income or loss in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income as interest expense. During the three and nine months ended September 30, 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of September 30, 2014, the Company had two derivatives designated as cash flow hedges.

As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional
Interest rate caps	15	$259,659,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income as interest expense. As of September 30, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notional
Interest rate caps	20	$304,812,000

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the combined consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	Asset Derivative			Liability Derivative
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	62,983	263,301	Other liabilities	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	12,430	194,732	Other liabilities	—	—
Total		75,413	458,033		—	—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive loss for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014:

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2015	2014		2015	2014		2015	2014
Derivatives designated as hedging instruments
For the three months September 30,
Interest rate caps	(111,918)	(62,188)	Interest expense	—	—	Interest expense	—	—
For the nine months ended September 30,
Interest rate caps	(507,549)	(62,188)	Interest expense	—	—	Interest expense	—	—

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2015	2014
Derivatives not designated as hedging instruments
For the three months ended September 30,
Interest rate caps	Interest expense	(16,703)	(179,890)
For the nine months ended September 30,
Interest rate caps	Interest expense	(182,302)	(629,428)

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments.

Long-term indebtedness is carried at amounts that reasonably approximate their fair value. Management used a market spread from quoted prices to determine the interest rate on variable rate loans which was 2.01% and 2.02% as of September 30, 2015 and December 31, 2014, respectively. On fixed rate debt management used quoted prices which ranged from 3.7% to 3.9%.

8. Related Party Transactions

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties, the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective Gross Income of the properties, as defined in each of the operating agreements. For the three months ended September 30, 2015 and 2014, the properties incurred asset management fees to the Company of $153,224 and $55,194, respectively. For the nine months ended September 30, 2015 and 2014, the properties incurred asset management fees to the Company of $421,190 and $103,359, respectively. Since the fees are paid to the Company (and not the Adviser) by consolidated properties they have been eliminated in consolidation. However, because our joint venture partner owns a portion of each entity, with the exception of The Miramar Apartments, they absorb their pro rata share of the asset management fee. This amount is reflected on the combined consolidated statements of operations and comprehensive loss in the net loss attributable to non-controlling interest.

Property management and construction fees

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest member of the Company by virtue of ownership in certain VIEs through BH’s affiliates. The property management fee is approximately 3% of the monthly gross income from each property managed. Currently BH manages all of our properties. Additionally, the Company may pay BH certain other fees, including (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, and other owner approved fees at $55 per hour. For the three months ended September 30, 2015 and 2014, the properties incurred management fees to BH of $910,015 and $357,821, respectively. For the nine months ended September 30, 2015 and 2014, the properties incurred management fees to BH of $2,526,514 and $687,132, respectively. These are reflected on the combined consolidated statements of operations and comprehensive loss in property management fees. For the three months ended September 30, 2015 and 2014, the properties incurred construction supervision fees to BH of $518,660 and $254,138, respectively. For the nine months ended September 30, 2015 and 2014, the properties incurred construction supervision fees to BH of $1,193,738 and $254,138, respectively. These are capitalized on the consolidated balance sheets and reflected in buildings and improvements.

Advisory and Administrative Fee

Prior to the Spin-Off, the predecessor paid NexPoint Advisors, an affiliate of the Adviser, an annual advisory fee, paid monthly, in an amount equal to 1.00% of the average weekly value of the predecessor’s “Managed Assets”. The predecessor’s Managed Assets were an amount equal to the total assets of the predecessor, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the predecessor’s investment objectives and policies, and/or (iv) any other means.

Additionally, the predecessor paid NexPoint Advisors an administrative fee for services to the predecessor. The administrative fee was payable monthly, in an amount equal to 0.20% of the average weekly value of the predecessor’s Managed Assets. The advisory and administrative fees were paid by the predecessor on behalf of the Company.

Following the Spin-Off and in accordance with the Advisory Agreement, the Company will pay the Adviser an advisory fee equal to 1.00% of the Average Real Estate Assets, as defined in the Advisory Agreement. The duties performed by our Adviser under the terms of the Advisory Agreement include but are not limited to: providing daily management for us, selecting and working with third party service providers, managing our properties or overseeing the third party property manager, formulating an investment strategy for us and selecting suitable properties and investments for us, managing our outstanding debt on properties, managing our interest rate exposure through derivative instruments, determining when to sell assets, and managing the value add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (or partial month) (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The advisory fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations.

In accordance with the Advisory Agreement, the Company will also pay the Adviser an administrative fee equal to 0.20% of the Average Real Estate Assets. The administrative fee will be payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the administrative fee in shares of common stock, subject to certain limitations. The advisory and administrative fees to be paid to the Adviser on the Contributed Assets (as defined below) are subject to a stipulated cap.

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. Operating Expenses include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, and the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses such as, our ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company will be billed monthly to us under a shared services agreement. Offering Expenses include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and nine months ended September 30, 2015, the Adviser did not bill any operating or offering expenses to the Company.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by us for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets (the “1.5% Limitation”) per calendar year (or part thereof that the Advisory Agreement is in effect). The cap does not limit the reimbursement of expenses related to Offering Expenses. The cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to $5,691,428 in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-Off. Advisory and administrative fees on New Assets are not subject to the above limitation but are subject to the 1.5% Limitation. New Assets are all Real Estate Assets that are not Contributed Assets.

The amount of advisory and administrative fees incurred were $4,169,830 and $758,314 for the nine months ended September 30, 2015 and 2014, respectively. The amount of advisory and administrative fees incurred were $1,454,476 and $517,594 for the three months ended September 30, 2015 and 2014, respectively. These fees are reflected on the statements of operations and comprehensive loss in advisory and administrative fees. The allocation of advisory and administrative fees prior to the Spin-Off is based on the terms of the Advisory Agreement between our predecessor and NexPoint Advisors. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by our predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. The Company would have incurred an additional $133,165 in advisory and administrative fees for the three and nine months ended September 30, 2015 due to the acquisition of Madera Point and The Pointe at the Foothills on August 5, 2105, but elected to voluntarily waive these fees. These properties are considered New Assets pursuant to the terms of the Advisory Agreement. The Adviser has elected to voluntarily waive the fees on New Assets for the three months ended September 30, 2015. However, it is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At September 30, 2015, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process. In addition, the Company incurs costs in the normal course of business to acquire real estate assets and should any of these acquisitions not close the costs incurred in connection with these acquisitions may not be recoverable (see Note 2). At September 30, 2015 the Company has no prepaid costs outstanding that were deemed to be not recoverable as a result of not completing an acquisition.

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

10. Subsequent Events

The Company acquired the following property subsequent to September 30, 2015 (unaudited):

Property	Location	Closing Date	Purchase Price	Debt		# Units	Noncontrolling Interest	Effective Ownership
The Place at Vanderbilt	Fort Worth, Texas	October 30, 2015	$19,250,000	$13,875,000	(1)	333	5%	95%

(1)

We assumed a floating rate loan with an interest rate equal to one-month LIBOR plus 2.23%. The loan was originally issued on December 22, 2014 and matures on January 1, 2022. The loan only required interest only payments for the first 12 months (interest only period ends January 31, 2016) after which time the loan becomes amortizing. Upon assumption of the loan, we assumed an interest rate cap that caps the maximum rate at 5.75%. The loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00%. The loan can be pre-paid at par during the last three months of the term.

On October 21, 2015, the Company refinanced the $13.1 million existing fixed rate HUD loan on Regatta Bay with a $14,000,000, full-term interest only, floating rate loan that has an interest rate equal to three-month LIBOR (subject to a floor of 0.25%) plus 1.70%. The Company incurred a 5.0% pre-payment penalty of $652,426 on the refinancing and received $277,841 in net proceeds from the new loan. The new loan matures on November 1, 2020 and can be pre-paid in the first 12 months of the term at par plus 1.00% of the unpaid principal balance and at par thereafter.

On November 10, 2015 the Company’s board of directors approved a $0.206 per share dividend for record date December 15, 2015 and payable December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted or expected in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in the information statement filed as an exhibit to our Registration Statement on Form 10, as amended (Registration No. 001-36663), which was declared effective on March 18, 2015. Our management believes the assumptions underlying the Company’s Consolidated Financial Statements and accompanying notes are reasonable. However, the Company’s Combined Consolidated Financial Statements may not necessarily reflect our financial condition and results of operations in the future.

Overview

As of September 30, 2015, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 41 multifamily properties encompassing 12,822 units of apartment space that was approximately 93% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio is $796 as of September 30, 2015. On October 30, 2015, we closed an acquisition of a multifamily property located in Fort Worth, Texas, consisting of 333 units, bringing our total units to 13,155.

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ management and capex value-add programs at a majority of our acquisitions in an attempt to improve rental rates and the net operating income at our properties. We are externally managed by NexPoint Real Estate Advisors L.P., or our Adviser, an affiliate of Highland Capital Management, L.P., a leading global alternative asset manager and an SEC-registered investment adviser which, together with its affiliates, had approximately $19.5 billion in assets under management as of September 30, 2015.

We began operations on March 31, 2015 as a result of the transfer and contribution to us in exchange for 100% of our outstanding common shares by NexPoint Credit Strategies Fund ("NHF") of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC (“Freedom REIT”). We use the term “predecessor" to mean the carve out business of Freedom REIT, which owned all or a majority interest in the multifamily properties transferred or contributed to the Company by NHF through Freedom REIT. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the "Spin-Off."  Substantially all of our operations were conducted by our predecessor prior to March 31, 2015. With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. Our predecessor included all of the properties in our portfolio that were held indirectly by Freedom REIT prior to the Spin-Off. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout this report to the Company, we, or our, include the activity of the predecessor defined above.

We intend to elect to be taxed and qualify as a REIT for U.S. federal income tax purposes commencing with our first taxable year of operations. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Results of Operations

Our primary business consists of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. At the time of the Spin-Off, the Company owned all or a majority interest in a portfolio of 38 multifamily properties. Following the Spin-Off the Company acquired a property in April 2015, two properties in August 2015, and one property in October 2015. The Company owned all or a majority interest in a total portfolio of 41 multifamily properties encompassing 12,822 units of apartment space, which was approximately 93% leased and the weighted average monthly effective rent per occupied apartment unit in our Portfolio was $796 as of September 30, 2015. In addition, we review our stabilized multifamily communities on a comparable basis between periods. We refer to the group of comparable properties as “Same Store” properties. Our Same Store properties are defined as those that are stabilized and comparable for both the current and the prior reporting year. There are ten properties meeting this definition for the third quarter of 2015: Miramar, Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Meridian, Silverbrook, Timberglen, Toscana, The Grove at Alban, and Willowdale Crossing.

The following table sets forth a summary of the Company’s operating results for the three months ended September 30, 2015 and 2014, and the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$30,770,893	$11,920,135	$85,055,658	$22,731,982
Total expenses	(27,039,081)	(16,315,198)	(81,233,749)	(30,015,537)
Operating income (loss)	3,731,812	(4,395,063)	3,821,909	(7,283,555)
Interest expense	(4,621,715)	(2,046,306)	(12,869,376)	(4,116,164)
Net loss	(889,903)	(6,441,369)	(9,047,467)	(11,399,719)
Net income (loss) attributable to noncontrolling interest	174,417	(697,881)	(331,649)	(1,370,052)
Net loss attributable to common shareholders	(1,064,320)	(5,743,488)	(8,715,818)	(10,029,667)

The changes in the Company’s operating results for both the three and nine months ended September 30, 2015, as compared to the operating results for both the three and nine months ended September 30, 2014, primarily relate to the Company acquiring, owning and operating an additional 16 properties for a total of 41 properties as of September 30, 2015 as compared to acquiring, owning and operating 25 properties as of September 30, 2014.

Revenues

Rental income. Our earnings are primarily attributable to the rental revenue from our multifamily properties. We anticipate that the leases we enter into for our multifamily properties will typically be for one year or less. Rental income was $26,965,236 for the three months ended September 30, 2015 compared to $10,680,828 for the three months ended September 30, 2014, which was an increase of $16,284,408. Rental income was $75,183,751 for the nine months ended September 30, 2015 compared to $20,344,820 for the nine months ended September 30, 2014, which was an increase of $54,838,931. The increase for both periods was primarily due to the acquisition of 16 additional properties. Also, 15 of the 25 properties owned as of September 30, 2014 were acquired during the third quarter of 2014 and therefore did not reflect a full quarter of operations until the fourth quarter. We have also experienced an increase in rental income from our properties based upon increased rents and increased occupancy rates due to the value-add programs that we have implemented as well as organic growth in rents in the markets these properties are located. For the three months ended September 30, 2015, Same Store properties rental income increased approximately 6.4%. The majority of this increase is related to a 3.9% increase in the monthly rental income per unit from $760 as of September 30, 2014 to $790 as of September 30, 2015, and an increase of 1.8% in occupancy from September 30, 2014 to September 30, 2015.

Other income. Other income includes ancillary income earned from tenants such as application fees, late fees, laundry fees, utility reimbursements, and other rental related fees charged to tenants. Other income was $3,805,657 for the three months ended September 30, 2015 compared to $1,239,307 for the three months ended September 30, 2014, which was an increase of $2,566,350. Other income was $9,871,907 for the nine months ended September 30, 2015 compared to $2,387,162 for the nine months ended September 30, 2014, which was an increase of $7,484,745. The increase for both periods was primarily due to the acquisition of 16 additional properties. Also, 15 of the 25 properties owned as of September 30, 2014 were acquired during the third quarter of 2014 and therefore did not reflect a full quarter of operations until the fourth quarter. For the three months ended September 30, 2015, Same Store properties other income increased approximately 30.7%. The majority of this increase is related to a 38.6% or $168,000 increase in utility reimbursements.

Expenses

Property operating expenses. Property-operating expenses include property maintenance costs, salary and employee benefit costs, utilities and other property operating costs. Property operating costs were $9,187,089 for the three months ended September 30, 2015 compared to $3,532,626 for the three months ended September 30, 2014, which was an increase of $5,654,463. Property operating costs were $24,799,053 for the nine months ended September 30, 2015 compared to $6,471,191 for the nine months ended September 30, 2014, which was an increase of $18,327,862. The increase for both periods was primarily due to the acquisition of 16 additional properties. Also, 15 of the 25 properties owned as of September 30, 2014 were acquired during the third quarter of 2014 and therefore did not reflect a full quarter of operations until the fourth quarter. For the three months ended September 30, 2015, Same Store properties operating expenses increased approximately 6.9%. The majority of this increase is related to an 11.8% or $89,000 increase in utility costs and an 11.2% or $96,000 increase in labor costs.

Acquisition costs. Acquisition costs include the costs to acquire additional properties. Acquisition costs were $617,670 for the three months ended September 30, 2015 compared to $3,606,312 for the three months September 30, 2014, which was a decrease of $2,988,642. Acquisition costs were $2,786,932 for the nine months ended September 30, 2015 compared to $6,352,836 for the nine months ended September 30, 2014, which was a decrease of $3,565,904. The decrease between both periods was due to the lower level of acquisitions completed during each period. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost to insure each property under commercial, general liability, and other needed insurance for each property. Real estate taxes and insurance costs were $3,774,978 for the three months ended September 30, 2015 compared to $1,587,284 for the three months ended September 30, 2014, which was an increase of $2,187,694. Real estate taxes and insurance costs were $10,730,118 for the nine months ended September 30, 2015 compared to $3,073,585 for the nine months ended September 30, 2014, which was an increase of $7,656,533. The increase for both periods was primarily due to the acquisition of 16 additional properties. Also, 15 of the 25 properties owned as of September 30, 2014 were acquired during the third quarter of 2014 and therefore did not reflect a full quarter of operations until the fourth quarter. Further, the costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees include fees paid to BH Management or other third party management companies for managing each property. Property management fees were $910,015 for the three months ended September 30, 2015 compared to $357,821 for the three months ended September 30, 2014, which was an increase of $552,194. Property management fees were $2,526,514 for the nine months ended September 30, 2015 compared to $687,132 for the nine months ended September 30, 2014, which was an increase of $1,839,382. The increase for both periods was primarily due to the acquisition of 16 additional properties. Also, 15 of the 25 properties owned as of September 30, 2014 were acquired during the third quarter of 2014 and therefore did not reflect a full quarter of operations until the fourth quarter.

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement. Advisory and administrative fees were $1,454,476 for the three months ended September 30, 2015 compared to $517,594 for the three months ended September 30, 2014, which was an increase of $936,882. Advisory and administrative fees were $4,169,830 for the nine months ended September 30, 2015 compared to $758,314 for the nine months ended September 30, 2014, which was an increase of $3,411,516. The increase for both periods was due to the acquisition of 16 additional properties, which increases the basis on which the fee is earned. The amount paid in the third quarter represents the maximum fee allowed for Contributed Assets under the Advisory Agreement. The Company would have incurred an additional $133,165 in advisory and administrative fees for the three months ended September 30, 2015 due to the acquisition of Madera Point and The Pointe at the Foothills on August 5, 2105, defined as New Assets pursuant to the terms of the Advisory Agreement. The Adviser elected to voluntarily waive the fees on New Assets for the three months ended September 30, 2015.

Corporate general and administrative expense. Corporate general and administrative expenses include but are not limited to payments of reimbursements to the Adviser, audit fees, legal fees, listing fees, board of director fees, and investor relation costs. Prior to the completion of the Spin-Off, the Company did not incur any general and administrative costs in the first quarter. For the three and nine months ended September 30, 2015, the Company incurred general and administrative expenses of $816,821 and $1,647,805, respectively.

The reimbursement of Adviser Operating Expenses, administrative fees and the advisory fees paid to our Adviser (including advisory and administrative fees on New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect). The cap does not limit the reimbursement by the Company of expenses related to securities offerings paid by the Adviser. The cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

Property general and administrative expense. Property general and administrative expenses include the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property. Property general and administrative costs were $1,142,679 for the three months ended September 30, 2015 compared to $867,174 for the three months ended September 30, 2014, which was an increase of $275,505. Property general and administrative costs were $3,777,834 for the nine months ended September 30, 2015 compared to $1,246,872 for the nine months ended September 30, 2014, which was an increase of $2,530,962. The increase for both periods was primarily due to the acquisition of 16 additional properties. Also, 15 of the 25 properties owned as of September 30, 2014 were acquired during the third quarter of 2014 and therefore did not reflect a full quarter of operations until the fourth quarter.

Depreciation and amortization. Depreciation and amortization costs were $9,135,353 for the three months ended September 30, 2015 compared to $5,846,387 for the three months ended September 30, 2014, which was an increase of $3,288,966. Depreciation and amortization costs were $30,795,663 for the nine months ended September 30, 2015 compared to $11,425,607 for the nine months ended September 30, 2014, which was an increase of $19,370,056. The increase for both periods was primarily due to the acquisition of 16 additional properties. Also, 15 of the 25 properties owned as of September 30, 2014 were acquired during the third quarter of 2014 and therefore did not reflect a full quarter of operations until the fourth quarter. The amortization of intangible lease assets over a six month period from the date of acquisition is also expected to increase the cost of amortization during the initial year of operations for each property. For the three and nine month periods ended September 30, 2015, there were nine and 31 properties, respectively, with amortizing intangible lease assets and for the three and nine month periods ended September 30, 2014, there were 24 and 25 properties, respectively, with amortizing intangible lease assets.

Interest expense. Interest expense includes the cost of interest expense on debt, the amortization of deferred financing costs, and the fair value adjustments on interest rate caps that are not designated as hedges. Interest expense costs were $4,621,715 for the three months ended September 30, 2015 compared to $2,046,306 for the three months ended September 30, 2014, which was an increase of $2,575,409. Interest expense costs were $12,869,376 for the nine months ended September 30, 2015 compared to $4,116,164 for the nine months ended September 30, 2014, which was an increase of $8,753,212. The increase for both periods was primarily due to the acquisition of 16 additional properties. The following is a table that details the various costs included in interest expense for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest on debt	$4,336,633	$1,760,123	$11,878,168	$3,298,494
Amortization of deferred financing costs	268,379	106,293	808,906	188,242
Rate cap market adjustments	16,703	179,890	182,302	629,428
Total	4,621,715	2,046,306	12,869,376	4,116,164

Non-GAAP Measurements

Net Operating Income

Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, and (7) entity level general and administrative expenses that are either non-recurring in nature or incurred on behalf of the Company at the property level for expenses such as legal, professional and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. Entity level general and administrative are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our joint venture ownership structuring. Also, non-recurring expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net operating income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do. The following is a table that details our net operating income for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014. The net operating income in the following table has not been adjusted for the effects of any noncontrolling interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(889,903)	$(6,441,369)	$(9,047,467)	$(11,399,719)
Advisory and administrative fees	1,454,476	517,594	4,169,830	758,314
Corporate general and administrative fees	816,821	—	1,647,805	—
Non-recurring property level general and administrative fees and other	(55,810)	148,825	514,430	239,515
Depreciation and amortization	9,135,353	5,846,387	30,795,663	11,425,607
Interest expense	4,621,715	2,046,306	12,869,376	4,116,164
Acquisition costs	617,670	3,606,312	2,786,932	6,352,836
Net operating income	$15,700,322	$5,724,055	$43,736,569	$11,492,717

FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations, or AFFO, are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to Common Shareholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with Net Loss before adjusting for noncontrolling interest and show the noncontrolling interest as an adjustment to arrive at FFO attributable to common shareholders. AFFO is calculated by adjusting our FFO by adding back items that do not reflect ongoing property operations, such as acquisition expenses, equity-based compensation expenses, the amortization of deferred loan costs, and the non-controlling interests related to these items. AFFO will also be adjusted to include any gains (losses) from sales of property to the extent excluded from FFO. We will not have any equity-based compensation expenses unless and until our stockholders approve an amendment to the Company’s charter to remove the 1940 Act compliance requirements.

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

The following table reconciles our calculations of FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(889,903)	$(6,441,369)	$(9,047,467)	$(11,399,719)
Depreciation and amortization	9,135,353	5,846,387	30,795,663	11,425,607
Gain on eminent domain	(157,882)	—	(157,882)	—
Adjustment for noncontrolling interest	(1,088,515)	(1,031,202)	(2,889,472)	(1,019,372)
FFO attributable to common shareholders	6,999,053	(1,626,184)	18,700,842	(993,484)

FFO per share	$0.33	$(0.08)	$0.88	$(0.05)

Acquisition costs	617,670	3,606,312	2,786,932	6,352,836
Gain on eminent domain (1)	157,882	—	157,882	—
Amortization of deferred financing costs	268,379	106,293	808,906	188,242
Equity-based compensation expenses	—	—	—	—
Adjustment for noncontrolling interest	(125,319)	(517,414)	(390,955)	(949,776)
AFFO attributable to common shareholders	7,917,665	1,569,006	22,063,607	4,597,818

AFFO per share	$0.37	$0.07	$1.04	$0.22

(1)

On August 4, 2015, The Department of Transportation of the State of Georgia (“DOT”), through exercise of eminent domain, appropriated 0.966 acres of land and certain access rights from The Crossings in Marietta, GA and paid the sum of $326,111 as just and adequate compensation. The Company recognized a gain on eminent domain of $157,882. Due to immateriality, the gain on eminent domain was included in Other Income for the three and nine months ended September 30, 2015.

The changes in the Company’s FFO and AFFO for the three months ended September 30, 2015 as compared to the FFO and AFFO for the three months ended September 30, 2014 primarily relate to the Company acquiring, owning and operating an additional 16 properties for a total of 41 properties as of September 30, 2015, as compared to acquiring, owning and operating 25 properties as of September 30, 2014. Additionally, the increases in FFO and AFFO reflect increased Same Store revenue, net of increases in Same Store expenses.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our multifamily properties, including:

•	the repayment of the Bridge Facility if we are unable to extend or refinance the Bridge Facility;
•	recurring maintenance necessary to maintain our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments”);
•	distributions necessary to qualify for taxation as a REIT;
•	capital expenditures to complete our value-add program and to improve the quality and performance of our multifamily properties;
•	advisory fees payable to our Adviser;
•	administrative fees payable to our Adviser;

•	general and administrative expenses;
•	reimbursements to our Adviser; and
•	property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of September 30, 2015, we have reserved approximately $38.9 million for our planned capital expenditures to implement our value-add program.

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

We believe that our available cash, expected operating cash flows and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2015.

Cash Flows

The following table presents selected data from the Company’s Combined Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by (used in) operating activities	$8,409,749	$(2,229,786)	$15,802,966	$(3,064,649)
Net cash used in investing activities	(78,228,978)	(287,623,942)	(267,683,416)	(484,201,462)
Net cash provided by financing activities	64,621,098	291,561,192	258,176,908	494,684,533
Net increase (decrease) in cash and cash equivalents	(5,198,131)	1,707,464	6,296,458	7,418,422
Cash and cash equivalents at beginning of period	24,156,124	5,900,826	12,661,535	189,868
Cash and cash equivalents at end of period	$18,957,993	$7,608,290	$18,957,993	$7,608,290

The changes in the Company’s overall cash flows from operating activities, investing activities and financing activities for the three and nine months ended September 30, 2015 as compared to the cash flows for the three and nine months ended September 30, 2014 primarily relate to the Company acquiring, owning and operating an additional 16 properties for a total of 41 properties as of September 30, 2015 as compared to acquiring, owning and operating 25 properties as of September 30, 2014.

Cash flows from operating activities. During the three months ended September 30, 2015, net cash provided by operating activities was $8,409,749 compared to net cash used in operating activities of $2,229,786 for the three months ended September 30, 2014. During the nine months ended September 30, 2015, net cash provided by operating activities was $15,802,966 compared to net cash used in operating activities of $3,064,649 for the nine months ended September 30, 2014. The increase in net cash from operating activities for both periods was mainly due to changes in net loss and working capital items resulting from the acquisition of additional properties.

Cash flows from investing activities. During the three months ended September 30, 2015, net cash used in investing activities was $78,228,978 compared to net cash used in investing activities of $287,623,942 for the three months ended September 30, 2014. During the nine months ended September 30, 2015, net cash used in investing activities was $267,683,416 compared to net cash used in investing activities of $484,201,462 for the nine months ended September 30, 2014.The decrease in net cash used in investing activities for both periods was mainly due to the change in acquisition activity, which varies based on specific acquisition and renovation projects that are ongoing at each respective property. In addition, there is a fluctuation of renovation reserves being established at closing for the value-add programs at each property for each period.

Cash flows from financing activities. During the three months ended September 30, 2015, net cash provided by financing activities was $64,621,098 compared to net cash provided by financing activities of $291,561,192 for the three months ended September 30, 2014. During the nine months ended September 30, 2015, net cash provided by financing activities was $258,176,908 compared to net cash provided by financing activities of $494,684,533 for the nine months ended September 30, 2014. The decrease for both periods in net cash provided by financing activities was mainly due to the level of activity related to the debt funded on the respective property closings and capital contributed at each closing.

Mortgage Indebtedness

As of September 30, 2015, our subsidiaries have aggregate mortgage indebtedness to third parties of approximately $668 million. As of September 30, 2015, the weighted average interest rate on the outstanding mortgage indebtedness related to the Company was 2.50%.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on our outstanding mortgage indebtedness. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At September 30, 2015, interest rate cap agreements covered $564 million of the $668 million of total outstanding mortgage indebtedness relating to the Company. These interest rate cap agreements cap the related variable interest rates of our mortgage indebtedness at a weighted average interest rate of 6.00% as of September 30, 2015.

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

On August 4, 2015, The Department of Transportation of the State of Georgia (“DOT”), through exercise of eminent domain, appropriated 0.966 acres of land and certain access rights from The Crossings in Marietta, GA and paid the sum of $326,111 as just and adequate compensation. Pursuant to the first mortgage loan agreement, The Crossings was ordered to apply the proceeds to the outstanding mortgage on the property. As such, the principal balance of the mortgage was reduced on August 4, 2015.

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

Furthermore, following the completion of our value-add and capital expenditures programs and depending on the interest rate environment at the applicable time, we may seek to refinance our floating rate debt into longer-term fixed rate debt at lower leverage levels.

Company-specific Indebtedness

As of September 30, 2015, the Company has a $29.0 million Bridge Facility payable to Key Bank, N.A., which is recourse to the Company. The Bridge Facility bears interest at an annual rate of 4.00% plus one-month LIBOR. The Bridge Facility is payable in full on August 4, 2016. We are in discussions with Key Bank, N.A. to convert the Bridge Facility to a revolving credit facility and extend the maturity date, alleviating the necessity to repay the Bridge Facility in full in August 2016. If we are unable to convert the Bridge Facility, we plan to use cash on hand, proceeds from a future equity offering or issuance of debt, or proceeds from the refinancing of current debt in amounts in excess of the current balances to repay the Bridge Facility.

Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments at September 30, 2015.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 Year to Less than 3 Years	Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years

Principal payments on mortgage notes	667,505	4,955	21,662	26,617	31,243	609,644
Principal payments on Bridge Facility	29,000	29,000	—	—	—	—
Total	696,505	33,955	21,662	26,617	31,243	609,644

On October 21, 2015, the Company refinanced the $13.1 million existing fixed rate HUD loan on Regatta Bay with a $14,000,000, full-term interest only, floating rate loan that has an interest rate equal to three-month LIBOR (subject to a floor of 0.25%) plus 1.70% (see Note 10). The Company incurred a 5.0% pre-payment penalty of $652,426 on the refinancing and received $277,841 in net proceeds from the new loan. The new loan matures on November 1, 2020 and can be pre-paid in the first 12 months of the term at par plus 1.00% and at par thereafter.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per unit in connection with the ongoing operations of our business. In addition, we reserve, on average, approximately $250 to $350 per unit for non-recurring capital expenditures and or lender required replacement reserves. These expenditures will be expensed upon occurrence. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in the Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we escrowed equity at closing to fund these planned capital expenditures and value-add improvements. As of September 30, 2015, we have reserved approximately $38.9 million for our planned capital expenditures and other expenses to implement our value-add program.

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

We could remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the company becoming a public company, (2) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (4) the date on which we have, during the preceding three year period, issued more than $1 billion in non-convertible debt.

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

Historically, our operations have been included in Freedom REIT’s U.S. federal and state income tax returns and our operations for the current year until the Spin-Off will be included in Freedom REIT’s U.S. federal and state income tax returns for the taxable year ended December 31, 2015. Freedom REIT elected to be taxed as a REIT beginning with its taxable year ending December 31, 2013 and Freedom REIT has covenanted to us to use its reasonable best efforts to maintain its REIT status for its taxable year ending on December 31, 2015. With respect to its taxable years ending December 31, 2013 and December 31, 2014, it distributed 100% of its REIT taxable income and therefore did not owe any U.S. federal income tax. If Freedom REIT fails to qualify as a REIT, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates. In addition, unless we were entitled to relief under certain Code provisions, we also would be disqualified from electing to be taxed as a REIT if Freedom REIT fails to qualify as a REIT for its taxable years ending on or before December 31, 2015 and we are treated as a successor to Freedom REIT for U.S. federal income tax purposes. Although Freedom REIT represented in the separation and distribution agreement that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the agreement between us and our advisor to use its reasonable best efforts to maintain its REIT status for each of Freedom REIT’s taxable years ending on or before December 31, 2015 (unless Freedom REIT obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that Freedom REIT’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. The Board of Directors of the Company declared the Company’s second quarterly dividend of $0.206 per share on August 11, 2015, which was paid on September 30, 2015 and funded out of the operations of the properties.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “Summary of Significant Accounting Policies” to the Combined Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2015, we have total indebtedness of $697 million, of which $638 million is floating rate debt with an adjusting interest rate.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap agreements. At September 30, 2015, interest rate cap agreements covered $564 million of the $697 million of total outstanding indebtedness relating to the Company. As of September 30, 2015 these interest rate cap agreements cap the related variable interest rates at a weighted average interest rate of 6.00% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in interest rates on the variable portion of our indebtedness would result in a change of approximately $1,600,000 to our interest expense on an annual basis.

We may also be exposed to credit risk in the derivative financial instruments we use. Credit risk is the failure of the counterparty to perform under the terms of the derivative financial instruments. If the fair value of a derivative financial instrument is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative financial instrument is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with high-quality counterparties.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15-d15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13-a15(e) and Rule 15-d15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: November 16, 2015	/s/ Jim Dondero
Jim Dondero President (Principal Executive Officer)

Dated: November 16, 2015	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)