Form 10-K
period 2015-12-31
NexPoint Residential Trust, Inc.
filed 2016-03-21
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36663

NexPoint Residential Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1881359
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2015, was approximately $241,000,000.

As of March 18, 2016, the registrant had 21,293,825 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2015

i

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, the performance of our properties and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this annual report are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•

the risk that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team or by Highland Capital Management, L.P. (our “Sponsor” or “Highland”) or its affiliates;

•	risks associated with our Adviser’s ability to terminate the Advisory Agreement;
•	our ability to change our major policies, operations and targeted investments without stockholder consent;
•	the substantial fees and expenses we will pay to our Adviser and its affiliates;
•	risks associated with the potential internalization of our management functions;
•	the risk that we may compete with other entities affiliated with our Sponsor or property manager for tenants;
•	conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their officers and employees;
•	our dependence on information systems;
•	lack of or insufficient amounts of insurance;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;

ii

•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the ADA and FHA;
•	risks associated with our high concentrations of investments in the Southeastern and Southwestern United States;
•	risks associated with limited warranties we may obtain when purchasing properties;
•	exposure to decreases in market rents due to our short-term leases;
•	risks associated with operating through joint ventures and funds;
•	potential reforms to Fannie Mae and Freddie Mac;
•	risks associated with our reduced public company reporting requirements as an “emerging growth company”;
•	costs associated with being a public company, including compliance with securities laws;
•	risks associated with breaches of our data security;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;
•	the risk that we may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off;
•	the risk that we may fail to consummate our pending property acquisitions;
•	failure to qualify as or to maintain our status as a REIT;
•

compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	failure of our operating partnership to qualify as a partnership for federal income tax purposes, causing us to fail to qualify for or to maintain REIT status;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of the Board of Directors to revoke our REIT qualification without stockholder approval;
•	potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; or
•	any other risks included under the heading “Risk Factors,” in this annual report.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this annual report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

iii

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated on September 19, 2014, and intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with its 2015 tax year. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company holds all or a majority interest in its properties (the “Portfolio”) through the OP. The Company’s subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP. The sole limited partner of the OP is the Company.

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund (“NHF”) of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC (“Freedom REIT”). We use the term “predecessor” to mean the carve-out business of Freedom REIT. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.”

We are externally managed by NexPoint Real Estate Advisors, L.P., (our “Adviser”), through an agreement dated March 16, 2015 (the “Advisory Agreement”), by and among the Company, the OP and our Adviser. Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We will only have accounting employees while the Advisory Agreement is in effect. All of our investment decisions are made by our Adviser, subject to general oversight by our Adviser’s investment committee and our Board of Directors (the “Board”). Our Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”). Both are SEC-registered investment advisers under the Investment Advisers Act of 1940.

The entities through which we own the properties in the Portfolio have entered into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH operates and leases the underlying properties in the Portfolio and provides construction management services. BH has significant experience operating and leasing multifamily properties, having begun business in 1993 and currently operating and leasing approximately 65,000 multifamily units across the country. The Company pays BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees. BH or its affiliates also have equity interests in substantially all of the properties in the Portfolio. Affiliates of BH own a portion of each property, with the exception of one, through joint venture arrangements.

At December 31, 2015, the Company owned 42 properties representing 13,155 units in eight states.

2015 Highlights

Key highlights and transactions completed in 2015 by us or our predecessor include the following:

•	Spin-Off and Listing of Shares: On March 31, 2015, we successfully completed the Spin-Off and on April 1, 2015 we listed our shares on the NYSE.
•	Acquisitions: In 2015, we completed 10 acquisitions totaling 3,727 units. With these acquisitions, we increased our presence in three markets and entered two new markets.

Property Name	Location	Number of Units	Date Acquired	Purchase Price (in thousands)
Cornerstone	Orlando, Florida	430	1/15/2015 (pre Spin-Off)	$31,550
McMillan Place	Dallas, Texas	402	1/15/2015 (pre Spin-Off)	20,984
Barrington Mill	Marietta, Georgia	752	2/6/2015 (pre Spin-Off)	58,000
Dana Point	Dallas, Texas	264	2/26/2015 (pre Spin-Off)	16,235
Heatherstone	Dallas, Texas	152	2/26/2015 (pre Spin-Off)	9,450
Versailles	Dallas, Texas	388	2/26/2015 (pre Spin-Off)	26,165
Seasons 704 Apartments	West Palm Beach, Florida	222	4/15/2015	21,000
Madera Point	Mesa, Arizona	256	8/5/2015	22,525
The Pointe at the Foothills	Mesa, Arizona	528	8/5/2015	52,275
The Place at Vanderbilt	Fort Worth, Texas	333	10/30/2015	19,250
		3,727		$277,434

•

Same Store Growth: There are 25 properties encompassing 7,532 units of apartment space in our same store pool for the fourth quarter of 2015 (our “Same Store” properties). For our Same Store properties, we recorded the following operating metrics for the fourth quarter of 2015 as compared to the fourth quarter of 2014:

Operating Metric	Q4 2015	Q4 2014	% Change
Occupancy (1)	94.2%	92.8%	1.5%
Average Effective Monthly Rent Per Unit (2)	$793	$752	5.5%
Rental income (in thousands)	$16,489	$15,327	7.6%
Other income (in thousands)	$2,278	$1,828	24.6%

(1)	Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.
(2)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•

Renovations: In 2015, we completed full and partial renovations on 2,313 units at an average cost of $4,814 per renovated unit. Since inception, we have completed full and partial renovations on 2,643 units at an average cost of $4,728 per renovated unit that has been leased as of December 31, 2015. We have achieved average rent growth of 11.4%, or a $93 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2015, resulting in a return on investment on capital expended on interior renovations of 21.5%.

•

Dividends: We declared dividends totaling $13.2 million in 2015, or $0.618 per share, equating to a 6.3% annualized yield based on our closing share price of $13.09 on December 31, 2015. On March 7, 2016, the Board declared a dividend of $0.206 per share, equating to a 6.3% annualized yield based on our closing share price of $13.01 on March 15, 2016. We intend to continue to pay quarterly dividends to our stockholders with a goal of maintaining a stable dividend and increasing the dividend when we believe it is prudent to do so. The Board ultimately has the final authority to determine and declare dividends.

•

Term Facility Financing: On August 5, 2015, in conjunction with the acquisition of the two properties in Arizona, we closed a $29.0 million equity bridge facility with Key Bank, N.A. (the “Bridge Facility”) that matures on August 4, 2016. We used the financing to close the $74.8 million opportunity, which we thought was priced attractively and accretive to our cost of capital.

•

Regatta Bay Refinance: On October 21, 2015, we successfully refinanced our $13.1 million, 4.85% fixed rate HUD loan on the Regatta Bay property located in Houston, Texas with a $14.0 million, floating rate loan at 1.70% plus three-month LIBOR and a five-year term. We paid approximately $0.7 million in prepayment penalties but reduced our annual interest costs by approximately $0.4 million (based on three-month LIBOR as of December 31, 2015). We determined it was advantageous to refinance the HUD loan, which was assumed at the purchase of the Regatta Bay property, to obtain more attractive terms and additional flexibility not afforded by the existing loan.

•

Cash Position: At December 31, 2015, we had $63.1 million of cash on our balance sheet, of which $24.5 million was reserved for future renovations and $21.3 million for lender required escrows. We believe we have adequate cash on hand to meet our near term obligations, service our debt, pay distributions and make opportunistic acquisitions.

Our Real Estate Portfolio

At December 31, 2015, the Company owned 42 properties representing 13,155 units in eight states. At December 31, 2015, the occupancy rate for the Portfolio was approximately 93.9% and the weighted average monthly effective rent per occupied apartment unit was $803. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 2, 3, 4, and 6 to our combined consolidated financial statements.

Our Business Objectives and Strategies

Our primary business objectives are to:

•	deliver stable, attractive yields and long-term capital appreciation to our stockholders;
•	acquire multifamily properties in markets with attractive job growth and household formation fundamentals primarily in the Southeastern and Southwestern United States;
•	acquire assets significantly below replacement costs;
•	implement a value-add program to increase returns to our stockholders; and
•	own assets that provide lifestyle amenities and upgraded living spaces to low and moderate income renters.

We intend to accomplish these objectives by:

•

Focusing on Acquiring Class B Properties in Our Core Markets. We will continue to seek opportunities to acquire Class B multifamily properties at prices that we believe represent significant discounts to replacement cost, provide potential for significant long-term value appreciation and that we expect will generate attractive yields for our stockholders. We will focus on these types of opportunities in our core markets, which we consider to be primarily major metropolitan areas in Texas, Georgia, Tennessee, Maryland, Virginia, North Carolina, Florida and Arizona.

•

Focusing on Multifamily Properties with a Value-Add Component. We will continue to seek opportunities to acquire multifamily properties that have a value-add component. Due to a lack of reinvestment by many prior owners, we believe these types of properties provide us the opportunity to make relatively modest capital expenditures that result in a significant increase in rents, thereby generating Net Operating Income (“NOI”) growth, and thus higher yields and capital appreciation for our stockholders.

•

Prudently Using Leverage to Increase Stockholder Value. We will finance new property acquisitions at a target leverage level of approximately 60% loan-to-value. Given that we intend for the majority of our acquisitions to have a value-add component in the first three years of ownership, we will generally seek leverage with the optionality to refinance (such as floating rate debt). In the management team’s experience, this leverage strategy allows for the opportunity to maximize returns for our stockholders while providing maximum flexibility.

Our Adviser’s investment approach combines its management team’s experience with a structure that emphasizes thorough market research, local market knowledge, underwriting discipline, and risk management in evaluating potential investments with a goal of maximizing long-term stockholder value.

Acquisition and Operating Strategy

We seek to find Class B multifamily properties that are priced at a significant discount to replacement cost. We believe that through the implementation of our value-add program we will be able to grow the NOI of these types of properties significantly in the first three years of ownership and thus these types of acquisitions will be accretive over the long-term to our FFO and AFFO (see definition of these non-GAAP measures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below). As we progress through the real estate cycle, finding these opportunities will become more difficult. However, we will continue to take a disciplined approach to acquisitions by only pursuing these types of opportunities. Our Adviser’s investment approach includes active and aggressive management of each property acquired. Our Adviser believes that active management is critical to creating value. Prior to the purchase of a property, BH and our Adviser will tour each property and develop a business strategy for the property. This will include a forecast of the action items to be taken and the capital needed to achieve the anticipated returns. Our Adviser will review such property-level business strategies quarterly to anticipate changes or opportunities in the market. In an effort to keep properties in compliance with our underwriting standards and management strategies, our Adviser will remain involved throughout the investment life cycle of each acquired property and will actively consult with BH throughout the holding period.

We may also allocate up to approximately 30% of our portfolio to investments in real estate-related debt, mezzanine and preferred equity and other securities in situations where the risk-return profile is more attractive than investments in common equity. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles.

Value-Add Strategy

We will continue to implement our value-add strategy at our properties where we believe we can achieve a significant increase in rents above what would otherwise be the case with purely organic market increases. Our value-add program has three components: 1) improvement of exteriors and common areas, 2) improvement of interiors, and 3) management and cost improvements. Renovations to the exteriors and common areas include repairing parking lots and sidewalks, painting buildings, replacing roofs, upgrading and modernizing leasing centers, pools, pool furniture, gyms and other common area amenities. Renovations to interiors includes replacing carpet with faux wood floors, replacing kitchen and bath counter tops with faux granite, installing stainless or black appliances, upgrading lighting and plumbing fixtures and replacing linoleum floors with tile. We expect the exterior renovations to improve tenant retention and to modestly drive rent and NOI growth. As of December 31, 2015, we have renovated the exteriors at substantially all of the properties in our Portfolio. We expect interior renovations to be the primary driver of rent and NOI growth at our properties. As of December 31, 2015, we have completed interior renovations on 2,643 units out of 13,155 total units with an average monthly rental increase per unit of $93 and an average cost of $4,728 per renovated unit that has been leased as of December 31, 2015. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Also, to the extent we believe rents at a property are maximized regardless of the level of additional renovations we provide on an interior, we may opt to not further renovate units at that property. As of December 31, 2015, we had $24.5 million in cash reserved for planned interior, exterior, and common area renovations, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

Disposition Strategy

In general, we intend to hold our multifamily properties for production of rental income. Economic and market conditions may influence us to hold our investments for different periods of time. From time to time, we may sell an asset before the end of the expected holding period, particularly if we receive a bona fide unsolicited offer with attractive terms, if we have an upcoming liquidity need, such as a debt maturing, or if the sale of the asset would otherwise be in the best interests of our stockholders. When reviewing whether a sale is in the best interests of our stockholders, we take into consideration whether market conditions and asset positioning have maximized the value of the property to us and any potential adverse tax consequences of a sale. In some cases, we may determine that a particular market no longer fits within our business strategy and sell assets to exit that market.

Financing Strategy

We intend to use leverage in making our investments with an objective of maintaining a strong balance sheet and providing liquidity to grow the Company. We are currently targeting total indebtedness of approximately 60-65% of our total enterprise value with a goal of reducing leverage to 50-55% over time through increasing the value of our properties and refinancing properties we intend to hold longer-term. However, we are not subject to any limitations on the amount of leverage we may use, and, accordingly, the amount of leverage we use may be significantly less or greater than what we currently anticipate. We currently are meeting our short-term liquidity needs through our cash and cash equivalents, cash from operations and borrowings under a $29.0 million bridge facility with Key Bank, N.A. We do not currently have a revolving line of credit but are reviewing options to do so in 2016 to give us additional access to liquidity and flexibility in our operations.

When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties and other assets for cash with the intention of obtaining a loan for a portion of the purchase price at a later time. We will refinance properties during the term of a loan only under certain circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, an existing mortgage matures, the value of the property has increased significantly and we can obtain more attractive terms through refinancing the property, or an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment.

We typically use floating rate debt with caps as opposed to using fixed rate debt. We believe this is a more sensible and flexible way to utilize leverage in our strategy as we attempt to increase the value of each property over the course of two to three years after acquisition through our value-add program. Fixed rate financing is typically more expensive and less flexible since there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing fixed rate debt prior to maturity. To the extent we intend to hold a property longer-term, we will reassess the use of refinancing with fixed rate leverage.

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, we have required BH (through affiliates) to co-invest in all but one of our properties (see “Joint Venture Strategy” below). We believe BH provides the following benefits:

•	BH manages approximately 65,000 multifamily properties in 22 states and has managed multifamily communities for 23 years.
•	BH brings a scale of operations we could not otherwise achieve for approximately 3% of gross income, which is the contracted amount we pay for their property management services.
•

BH has current operations in all of our current and desired markets, allowing us greater scale when entering new markets or allowing us to make investments in non-core markets without making substantial investments on management infrastructure in those markets.

•	BH has a construction management operation and has substantial experience in renovating Class B multifamily units.
•	BH’s scale allows them to get highly competitive pricing as it pertains to the costs of our value-add program, increasing our return on investment for renovations.
•	BH helps us source and underwrite opportunities as well as assist in due diligence of properties prior to closing.
•	BH assists in locating potential buyers for our properties.
•	BH’s size, scale and experience allows them to keep costs low and maximize rents and occupancy.
•	BH has proved successful in driving other revenue growth at properties they manage.

Joint Venture Strategy

We enter into strategic joint venture opportunities with affiliates of our property manager in an effort to better align our unaffiliated property manager’s interests with those of our stockholders. We own all of our properties with the exception of one through joint venture arrangements with affiliates of BH. Also, equity from joint venture partners allows us to expand the number and size of our investments, allowing us to obtain a more diversified portfolio and participate in investments that we may otherwise have deemed disproportionately too large for our portfolio at the time of purchase. We anticipate using a similar structure for our acquisitions in the future, although our joint venture partner may invest less than has historically been the case going forward. Our joint venture arrangements allow us to earn fees for asset management, which offset portions of our general and administrative expenses. Our joint ventures are structured to limit our noncontrolling partners’ rights to give us maximum control over each investment.

Our Structure

The following chart shows our ownership structure.

Our Adviser

We are externally managed by our Adviser pursuant to an advisory agreement we entered into with our Adviser on March 16, 2015. Our Adviser was organized on September 5, 2014 and is an affiliate of Highland. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders as further described under “Our Advisory Agreement” below. The members of the Adviser’s management team are James Dondero, Brian Mitts, Matt McGraner, Matthew Goetz and Scott Ellington.

Our Adviser has also entered into a shared services agreement with Highland, pursuant to which Highland will provide research and operational support to our Adviser, including services in connection with the due diligence of actual or potential investments, the execution of investment transactions approved by our Adviser and certain back office and administrative services.

Our Advisory Agreement

Below is a summary of the terms of our Advisory Agreement:

Duties of Our Adviser. Our Advisory Agreement provides that our Adviser will manage our business and affairs in accordance with the policies and guidelines established by our Board and that our Adviser will be under the supervision of our Board. The agreement will require our Adviser to provide us with all services necessary or appropriate to conduct our business, including the following:

•

locating, presenting and recommending to us real estate investment opportunities consistent with our investment policies, acquisition strategy and objectives, including our conflicts of interest policies;

•	structuring the terms and conditions of transactions pursuant to which acquisitions and dispositions of properties will be made;

•	acquiring properties on our behalf in compliance with our investment objectives and strategies;
•	arranging for the financing and refinancing of properties;
•	administering our bookkeeping and accounting functions;
•	serving as our consultant in connection with policy decisions to be made by our Board, managing our properties or causing our properties to be managed by another party;
•

monitoring our compliance with regulatory requirements, including the Securities Act and the Exchange Act and the rules and regulations promulgated thereunder, NYSE standards and Internal Revenue Code (“the Code”) standards to maintain our status as a REIT;

•	performing administrative services; and
•	rendering other services as our Board deems appropriate.

Our Adviser is required to obtain the prior approval of our Board in connection with:

•	any investment for which the portion of the consideration paid out of our equity equals or exceeds $50,000,000;
•

any investment that is inconsistent with the publicly disclosed investment guidelines as in effect from time to time, or, if none are then publicly disclosed, as otherwise adopted by the Board from time to time; or

•	any engagement of affiliated service providers on behalf of us or the OP, which engagement terms will be negotiated on an arm’s length basis.

For these purposes, “equity” means our cash on hand, exclusive of the proceeds of any debt financing incurred or to be incurred in connection with the relevant investment.

Our Adviser will be prohibited from taking any action that, in its sole judgment, or in the sole judgment of our Board, made in good faith:

•	would adversely affect our qualification as a REIT under the Code, unless the Board had determined that REIT qualification is not in the best interests of us and our stockholders;
•

would subject us to regulation under the 1940 Act, except to the extent that we and our Adviser have undertaken in the Advisory Agreement and our charter to comply with Section 15 of the 1940 Act in connection with the entry into, continuation of, or amendment of the Advisory Agreement or any advisory agreement;

•	is contrary to or inconsistent with our investment guidelines; or
•

would violate any law, rule, regulation or statement of policy of any governmental body or agency having jurisdiction over us or our shares of common stock, or otherwise not be permitted by our charter or bylaws.

Management Fee. Our Advisory Agreement requires that we pay our Adviser an annual management fee of 1.00% of our Average Real Estate Assets.

“Average Real Estate Assets” means the average of the aggregate book value of real estate assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (or partial month) (a) for which any fee under the Advisory Agreement is calculated or (b) during the year for which any expense reimbursement under the Advisory Agreement is calculated. Real estate assets is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures.

In calculating the management fee, we will categorize our Average Real Estate Assets into either “Contributed Assets” or “New Assets.” The Management Fee on Contributed Assets may not exceed $4.5 million in any calendar year. This cap is intended to limit the fees paid to our Adviser on the Contributed Assets following the Spin-Off to the fees that would have been paid by NHF to its adviser had the Spin-Off not occurred. The management fee on New Assets will not be subject to any maximum amount in any calendar year.

“Contributed Assets” means all of the real estate assets we owned upon the completion of the Spin-Off.

“New Assets” means all of the Average Real Estate Assets other than Contributed Assets.

The management fee will be payable monthly in arrears in cash, unless our Adviser elects, in its sole discretion, to receive all or a portion of such fee in shares of our common stock, subject to the limitations set forth below under “—Limitations on Receiving Shares.” The number of shares issued to our Adviser as payment for the management fee will be equal to the dollar amount of the portion of such fee that is payable in shares divided by the volume-weighted average closing price of shares of our common stock for the ten trading days prior to the end of the month for which such fee will be paid, which we refer to as the fee VWAP. Our Adviser will compute each installment of the management fee as promptly as possible after the end of the month with respect to which such installment is payable. The accrued fees will be payable monthly as promptly as possible after the end of each month during which the Advisory Agreement is in effect. A copy of the computations made by our Adviser to calculate such installment will thereafter, for informational purposes only, promptly be delivered to our Board.

Administrative Fee. Our Advisory Agreement will require that we pay our Adviser an annual administrative fee of 0.20% of the Average Real Estate Assets.

In calculating the administrative fee, we will categorize our Average Real Estate Assets into either Contributed Assets or New Assets. The Administrative Fee on Contributed Assets may not exceed $890,000 in any calendar year. This cap is intended to limit the fees paid to our Adviser on the Contributed Assets following the Spin-Off to the fees that would have been paid by NHF to its adviser had the Spin-Off not occurred. The administrative fee on New Assets will not be subject to any maximum amount in any calendar year.

The administrative fee is payable monthly in arrears in cash, unless our Adviser elects, in its sole discretion, to receive all or a portion of such fee in shares of our common stock, subject to the limitations set forth below under “—Limitations on Receiving Shares.” The number of shares issued to our Adviser as payment for the administrative fee will be equal to the dollar amount of the portion of such fee that is payable in shares divided by the fee VWAP. Our Adviser will compute each installment of the administrative fee as promptly as possible after the end of each month with respect to which such installment is payable. The accrued fees will be payable monthly as promptly as possible after the end of each month during which the Advisory Agreement is in effect. A copy of the computations made by our Adviser to calculate such installment will thereafter, for informational purposes only, promptly be delivered to our board of directors.

Reimbursement of Expenses. Our Advisory Agreement requires that we reimburse our Adviser for all of its out-of-pocket expenses in performing its services, including legal, accounting, financial, due diligence and other services performed by the Adviser that outside professionals or outside consultants would otherwise perform and will also pay our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Adviser required for our operations (“Adviser Operating Expenses”). Adviser Operating Expenses do not include expenses for the administrative services provided under the Advisory Agreement. We will also reimburse our Adviser for any and all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses.

Our Adviser will prepare a statement documenting all expenses incurred during each month, and will deliver such statement to us within 15 business days after the end of each month. Such expenses will be reimbursed by us no later than the 15th business day immediately following the date of delivery of such statement of expenses to us. All expenses payable by us or reimbursable to our Adviser pursuant to the agreement will not be in amounts greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s length basis.

Reimbursement of Adviser Operating Expenses under the Advisory Agreement, administrative fees and the management fees paid to our Adviser will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement by the Company of expenses related to securities offerings paid by the Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

Term of the Advisory Agreement. The Advisory Agreement has a term of two years. After the initial two-year period, the Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually (a) by either the Company’s Board or by a “vote of a majority of the outstanding voting securities” (as defined in the 1940 Act) of the Company and (b) in either event, by the vote of a majority of the directors who would not be “interested persons” (as defined in the 1940 Act) of the Adviser or the Company, cast in person at a meeting called for the purpose of voting on such approval, in accordance with Section 15 of the 1940 Act.

The Advisory Agreement may be terminated at any time, without payment of any penalty, by vote of the Board or by a “vote of a majority the outstanding voting securities” (as defined in the 1940 Act), or by the Adviser, in each case on not more than 60 days’ nor less than 30 days’ prior written notice to the other party. The Advisory Agreement shall automatically and immediately terminate in the event of its “assignment” (as defined in the 1940 Act).

Amendment. The Advisory Agreement may only be amended, waived, discharged or terminated in writing signed by the party against which enforcement of the amendment, waiver, discharge or termination is sought. Any amendment of the Advisory Agreement shall comply with and be approved in accordance with the requirements of Section 15 of the 1940 Act and any applicable rules thereunder, regardless of whether the 1940 Act is otherwise applicable to us.

Limitations On Receiving Shares. The ability of our Adviser to receive shares of our common stock as payment for all or a portion of the management fee and administrative fee due under the terms of our Advisory Agreement will be subject to the following limitations: (a) the ownership of shares of common stock by our Adviser may not violate the ownership limitations set forth in our charter, after giving effect to any exception from such ownership limitations that our Board may grant to our Adviser or its affiliates; and (b) compliance with all applicable restrictions under the U.S. federal securities laws and the NYSE rules. To the extent that payment of any fee in shares of our common stock would result in a violation of the ownership limits set forth in our charter (taking into account any applicable waiver or any restrictions imposed under the U.S. federal securities laws or NYSE rules), all or a portion of such fee payable to our Adviser will be payable in cash to the extent necessary to avoid such violation.

Registration Rights. We entered into a registration rights agreement with our Adviser with respect to any shares of our common stock that our Adviser receives as payment for any fees owed under our Advisory Agreement. These registration rights will require us to file a registration statement with respect to such shares. We agreed to pay all of the expenses relating to registering these securities. The costs associated with registering these securities will not be deducted from the compensation owed to our Adviser.

Liability and Indemnification of Adviser. Under the Advisory Agreement, we are also required to indemnify our Adviser and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding with respect to certain of our Adviser’s acts or omissions.

Other Activities of Adviser and its Affiliates. Our Adviser and its affiliates expect to engage in other business ventures, and as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the Advisory Agreement, our Adviser will be required to devote sufficient resources to our administration to discharge its obligations.

Potential Acquisition of our Adviser. Many REITs which are listed on a national stock exchange are considered “self-managed,” since the employees of such REITs perform all significant management functions. In contrast, REITs that are not self-managed, like us, typically engage a third party, such as our Adviser, to perform management functions on its behalf. Our independent directors may determine that we should become self-managed through the acquisition of our Adviser, which we refer to as an internalization transaction. See “Risk Factors—If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.”

Our Property Manager

The entities through which we own the properties in our Portfolio have entered into management agreements with BH. Pursuant to these agreements, BH will operate and lease the underlying properties in the Portfolio. In addition to property management and leasing services, BH may also provide us with market research, acquisition advice, a pipeline of investment opportunities and construction management services. We will utilize BH for property and construction management services and leasing, paying BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees described under “Property Management Agreements” below. BH or its affiliates have an equity interest in or right to receive a share of distributions from substantially all of the properties in the Portfolio. See “Joint Venture Strategy” below for additional information.

Property Management Agreements

Under these agreements, BH will operate, coordinate and supervise the ordinary and usual business and affairs pertaining to the operation, maintenance, leasing, licensing, and management of each property. The following summarizes the terms of the management agreements.

Term. The terms of the management agreements will continue until the last day of the calendar month following the second anniversary of the agreement. Upon the expiration of the original term, the agreements will automatically renew on a month-to-month basis until terminated. The agreements may be terminated at any time with 60 days written notice.

Proposed Management Plans. Each management agreement requires that BH prepare and submit a proposed management plan and operating budget for the marketing, operation, repair and maintenance, and renovation of the property for the year the agreement is entered into. BH must submit subsequent proposed management plans 45 days prior to the beginning of the next year.

Amounts Payable under the Management Agreements. The entities that own the properties will pay BH monthly for its services. Pursuant to the management agreements, BH may pay itself out of each property’s operating account. Any sums not paid within 10 days after becoming due will bear interest at the rate of 18% per annum. Compensation under the management agreements consists of the following components:

•

Management Fee. The management fee will be approximately 3% of the monthly gross income from each property. For the purposes of calculating the management fee, “monthly gross income” is defined as all receipts of every kind and nature actually collected from the operation of the property, determined on a cash basis, including, without limitation, rental or lease payments, late charges, service charges, forfeited security deposits, proceeds of vending machine collections, resident utility payment collections, and all other forms of miscellaneous income (but excluding the collection of any insurance or condemnation awards).

•	Set-Up/Inspection Fees. BH will receive a one-time set-up/inspection fee per unit upon commencement of management of each property.
•	Construction Supervision Fee. BH will receive a construction supervision fee of 5-6% of total project costs if BH performs these services.
•

Renter’s Insurance Program Fee; Other Fees. In the event that the entities that own the properties direct BH to implement a renter’s insurance program at a property, the entities will pay BH a fee in connection with running such program. In consideration for any additional services other than the services required under the management agreements, the entities will pay BH an hourly rate.

Additionally, the management agreements will require that the entities reimburse BH for certain costs incurred in operating and leasing the properties.

Termination. A management agreement will terminate automatically in the event that the entity that owns the property is sold or if all or substantially all of the property to which the agreement applies is otherwise disposed of. Additionally, a management agreement may be terminated if certain other events occur, including:

•	a default by BH or the entity that owns the property that is not cured prior to the expiration of any applicable cure periods;
•

upon written notice by either party if a petition for bankruptcy, reorganization or arrangement is filed by the other party, or if any such petition shall be filed against the other party and is not dismissed within 60 days of the date of such filing, or in the event the other party shall make an assignment for the benefit of creditors, or take advantage of any insolvency statute or similar law;

•	upon 15 days written notice in the event that all or substantially all of the property is destroyed by a casualty, or taken by means of eminent domain or condemnation; or
•	upon 60 days written notice by either party.

If a management agreement is terminated by the entity that owns the property for any reason other than a default by BH, or if it is terminated by BH due to our default or due to the destruction, condemnation or taking by eminent domain of a property, the entity that owns the property will be required to pay damages to BH. Such damages will be equal to the management fee earned by BH for the calendar month immediately preceding the month in which the notice of termination is given, multiplied by the number of months and/or portions thereof remaining from the termination date until the end of the initial term or term year in which the termination occurred.

Additionally, for the month or the partial month after the date of the termination of BH’s on-site property management responsibilities, BH will be paid a close-out management fee equivalent to 50% of the last month’s full management fee.

Insurance. The entities that own the properties will be required to maintain property and liability insurance for each property, and its liability insurance policy must include BH as an “Additional Insured.” BH will be required to maintain, at the entities’ expense, workers’ compensation insurance covering all employees of BH employed in, on, or about each property so as to provide statutory benefits required by state and federal laws.

Assignment. BH may not assign the management agreements without the prior written consent of the entities that own the properties.

Indemnification. The entities that own the properties will be required to indemnify, defend and hold harmless BH and its agents and employees from and against all claims, liabilities, losses, damages, and/or expenses arising out of (1) BH’s performance under the management agreements, or (2) facts, occurrences, or matters first arising before the date of the management agreements. The entities that own the properties will not be required to indemnify BH against damages or expenses suffered as a result of the gross negligence, willful misconduct, or fraud on the part of BH, its agents, or employees.

BH will be required to indemnify, defend, and hold harmless the entities that own the properties and their agents and employees from and against all claims, liabilities, losses, damages, and/or expenses arising out of the gross negligence, willful misconduct, or fraud on the part of BH, its agents, or employees, and shall at its own cost and expense defend any action or proceeding against us arising therefrom.

Our Sponsor

Highland is an SEC-registered investment adviser which, together with its affiliates, had approximately $18.3 billion in assets under management as of December 31, 2015. Highland is one of the most experienced global alternative credit managers. The firm invests in various credit and equity strategies through hedge funds, long-only funds, separate accounts, collateralized loan obligations, non-traded funds, publicly traded funds, closed-end funds, mutual funds and ETFs, and manages strategies such as distressed-for-control private equity, oil and gas, direct real estate, real estate credit and originated or structured real estate credit investments. The members of Highland’s real estate team, both during their tenure at Highland and in their previous roles before joining Highland, and employees of BH have a long history of investing in real estate and debt related to real estate properties.

Regulation

Multifamily properties are subject to various laws, ordinances and regulations, including regulations relating to common areas, such as swimming pools, activity centers, and recreational facilities. We believe that each of our properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

The properties in the Portfolio must comply with Title III of the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Fair Housing Act

The Fair Housing Act, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, financial capability or other bases. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could materially and adversely affect us. We believe that we operate our properties in substantial compliance with the Fair Housing Act.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in the Portfolio using the American Society for Testing and Materials, or ASTM, Standard E 1527-05, or Standard E 1527-00. A Phase I Environmental Site Assessment is a report that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the assessed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties, or operations and conditions at nearby properties, may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. Moreover, conditions identified in environmental assessments that did not appear material at that time, may in the future result in material liability.

Environmental laws also govern the presence, maintenance and removal of hazardous materials in building materials (e.g., asbestos and lead), and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing hazardous materials properly manage and maintain certain hazardous materials, adequately notify or train those who may come into contact with certain hazardous materials, and undertake special precautions, including removal or other abatement, if certain hazardous materials would be disturbed during renovation or demolition of a building. In addition, the properties in the Portfolio are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

The cost of future environmental compliance may materially and adversely affect us. See “Risk Factors—We may face high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth.”

Insurance

We carry comprehensive general liability coverage on the properties in the Portfolio, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse us on a replacement-cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. The majority of our property policies for all U.S. operating and development communities include coverage for the perils of flood and earthquake shock with limits and deductibles customary in the industry and specific to the project. We will also obtain title insurance policies when acquiring new properties, which insure fee title to the properties in the Portfolio. We have obtained coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. These policies include limits and terms we consider commercially reasonable. There are certain losses (including, but not limited to, losses arising from environmental conditions, acts of war or certain kinds of terrorist attacks) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for the properties in the Portfolio, we could self-insure certain portions of our insurance program and therefore, use our own funds to satisfy those limits. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management team, the properties in the Portfolio are adequately insured.

Competition

In attracting and retaining residents to occupy the properties in the Portfolio, we compete with numerous other housing alternatives. The properties in the Portfolio compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the sub-markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services and amenities. If our competitors offer leases at rental rates below current market rates, or below the rental rates that the tenants of the properties in the Portfolio pay, we may lose potential tenants and we may be pressured to reduce rental rates below those currently charged or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when the tenants’ leases expire.

The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In addition, we compete with numerous other investors for suitable properties. This competition affects our ability to acquire properties and the price that we pay in such acquisitions.

Employees

Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We will only have accounting employees (as of December 31, 2015, [•]) while the Advisory Agreement is in effect.

Corporate Information

Our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our Adviser’s telephone number is (972) 628-4100. We maintain a website at www.nexpointliving.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this annual report in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our common stock.

Risks Related to Our Business and Industry

Unfavorable market and economic conditions in the United States and globally and in the specific markets or submarkets where our properties are located could adversely affect occupancy levels, rental rates, rent collections, operating expenses, and the overall market value of our assets, including our joint ventures, and impair our ability to sell, recapitalize or refinance our assets.

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, our rental rates, rent collections, operating expenses, the market value of our properties and our ability to strategically acquire, dispose, recapitalize or refinance our multifamily properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates is adversely affected by increases in supply of multifamily communities in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our multifamily properties would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, our NOI and/or the value of our properties include the following, among others:

•	downturns in global, national, regional and local economic conditions;
•	declines in the financial condition of our residents, which may make it more difficult for us to collect rents from these residents;
•	the inability or unwillingness of our residents to pay rent increases;
•	a decline in household formation;
•	a decline in employment or lack of employment growth;
•	an oversupply of, or a reduced demand for, apartment homes;
•	changes in market rental rates in our core markets;
•	declines in mortgage interest rates, making home and condominium ownership more affordable;
•	changes in home loan lending practices, including the easing of credit underwriting standards, increasing the availability of home loans and thereby reducing demand for apartment homes;
•	government or builder incentives which enable first-time homebuyers to put little or no money down, making alternative housing options more attractive;
•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and
•

economic conditions that could cause an increase in our operating expenses, such as increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site associates and routine maintenance.

We are subject to risks inherent in ownership of real estate.

Real estate cash flows and values are affected by a number of factors, including competition from other available properties and the ability to provide adequate property maintenance and insurance and to control operating costs. Real estate cash flows and values are also affected by such factors as government regulations (including zoning, usage and tax laws) limitations on rent and rent increases, interest rate levels, the availability of financing, property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws.

Real estate investments are relatively illiquid and may limit our flexibility.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have a material adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the number of multifamily properties in the Portfolio promptly in response to changes in economic or other conditions.

We may fail to consummate future property acquisitions, and we may not be able to find suitable alternative investment opportunities.

When acquiring properties in the future, we may be subject to various closing conditions, and there can be no assurance that we can satisfy these conditions or that the acquisitions will close. If we fail to consummate future acquisitions, there can be no assurance that we will be able to find suitable alternative investment opportunities.

Competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth.

We compete with numerous real estate companies and other owners of real estate in seeking multifamily properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties and to develop new properties, and many of these investors will have greater sources of capital to acquire properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability and impede our growth.

Competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents.

Our multifamily properties compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. All of our multifamily properties are located in developed areas that include other multifamily properties and/or condominiums. The number of competitive multifamily properties and/or condominiums in a particular area, and any increased affordability of owner occupied single and multifamily homes caused by declining housing prices, low mortgage interest rates and government programs to promote home ownership, could have a material adverse effect on our ability to lease our apartments and the rents we are able to obtain. In addition, single-family homes and other residential properties provide housing alternatives to residents and potential residents of our multifamily properties.

The low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in occupancy rates.

The low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the occupancy rates of our properties.

Acquisitions may not yield anticipated results, which could negatively affect our financial condition and results of operations.

We intend to actively acquire multifamily properties for rental operations as market conditions, including access to the debt and equity markets, dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease-up. We may be unable to lease-up these multifamily properties on schedule, resulting in decreases in expected rental revenues and/or lower yields as the result of lower occupancy and rental rates as well as higher than expected concessions. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development project. We may be unable to integrate the existing operations of newly acquired multifamily properties and over time such communities may not perform as well as existing communities or as we initially anticipated in terms of occupancy and/or rental rates. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase acquisition costs for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies.

Our primary strategy is a value-add strategy. Therefore, for a majority of our Portfolio, we intend to execute a “value-enhancement” strategy whereby we will acquire under-managed assets in high-demand neighborhoods, invest additional capital, and reposition the properties to increase both average rental rates and resale value. Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our value-add program, including possible borrowings or raising additional equity necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

The lack of experience of our Adviser and property manager in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our business. This will depend, in turn, on our Adviser’s ability to identify, invest in and monitor properties that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to debt and/or equity financing on acceptable terms. Our Adviser will have substantial responsibilities under the Advisory Agreement. The personnel of our Adviser are engaged in other business activities, which could distract them and divert their time and attention such that they can no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles managed by Highland and its affiliates. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to so comply could cause us to fail to satisfy the requirements associated with REIT status. Our Adviser and property manager have only limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Adviser or property manager will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

We depend upon key personnel of Highland Capital Management, our Adviser and its affiliates and our property manager.

We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We also depend on BH for our property management and construction services. We depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser and of our property manager to achieve our investment objectives including Messrs. Dondero, Mitts, McGraner, Goetz and Ellington, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

We also depend upon the senior professionals of our Adviser and our property manager to maintain relationships with sources of potential investments, and we rely upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to provide indirect investment advice to us. If these individuals, including the members of the management team of our Adviser, do not maintain their existing relationships with our Adviser, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of our Adviser and our property manager have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

The Adviser relies on Highland, a registered investment adviser under common control with the Adviser, to provide investment research and operational support to the Adviser, including services in connection with research, due diligence of actual or potential investments, the execution of investment transactions approved by the Adviser and certain back office services and administrative services. If Highland does not provide such services to the Adviser, there can be no assurances that the Adviser would be able to find a substitute service provider with the same experience or on the same terms as Highland.

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team or by Highland or its affiliates.

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our Adviser, members of our Adviser’s management team or sponsored by Highland or its affiliates. In addition, the previously sponsored investment programs by Highland were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Highland affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the management team, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

Our Adviser can resign on 30 days’ notice from its role as adviser, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations and cash flows.

The Advisory Agreement gives our Adviser the right to resign after giving not more than 60 nor less than 30 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 30 to 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We may change our targeted investments without stockholder consent.

We expect our portfolio of investments in commercial real estate to consist primarily of multifamily properties. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this annual report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to you. We intend to disclose any changes in our investment policies in our next required periodic report.

We will pay substantial fees and expenses to our Adviser and its affiliates and to our property manager, which payments increase the risk that you will not earn a profit on your investment.

Pursuant to the Advisory Agreement, we will pay significant fees to our Adviser and its affiliates during our operational stage. Those fees include administrative and management fees and obligations to reimburse our Adviser and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

Additionally, we may in the future adopt a long-term incentive plan that we may use to grant awards to employees of the Adviser. In order to adopt a long-term incentive plan, the Company’s stockholders would have to approve an amendment to the Company’s charter to remove the 1940 Act compliance requirements.

Additionally, pursuant to the agreements we have entered into with BH, including management agreements and joint venture agreements, we pay significant fees to BH. These fees include property management fees, construction management and other customary property manager fees and a share of the distributions from substantially all of our joint ventures.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, the Board may consider internalizing the functions performed for us by our Adviser by, among other methods, acquiring our Adviser’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our Adviser could result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Adviser, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of affiliated advisers or property managers have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with Highland and our Adviser, there may be times when Highland, our Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including NexPoint Multifamily Realty Trust, Inc. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

We may compete with other entities affiliated with our Sponsor and property manager for tenants.

Neither our Sponsor and its affiliates nor BH and its affiliates is prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business ventures, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate, including properties in the vicinity of the properties in our Portfolio. Our Sponsor and/or its affiliates and BH and its affiliates may own and/or manage properties in the same geographical areas in which we currently own and expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by our Sponsor and its affiliates and BH and its affiliates. Our Sponsor and BH may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by our Sponsor and its affiliates and BH and its affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Our Adviser, Sponsor and their officers and employees face competing demands relating to their time, and this may cause our operating results to suffer.

Our Adviser, our Sponsor and their officers and employees and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisers of other real estate investment programs, including Highland-sponsored investment products, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

Our Adviser faces conflicts of interest relating to the fee structure under our Advisory Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our Advisory Agreement, our Adviser or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Adviser to perform in our best interests and in the best interests of our stockholders. However, because our Adviser is entitled to receive substantial compensation regardless of performance, our Adviser’s interests are not wholly aligned with those of our stockholders. In that regard, our Adviser could be motivated to recommend riskier or more speculative investments that would entitle our Adviser to the highest fees. For example, because management fees payable to our Adviser are based on the total assets of the Company, including any form of investment leverage, our Adviser may have an incentive to incur a high level of leverage or to acquire properties on less than favorable terms in order to increase the total amount of assets under management. In addition, our Adviser’s ability to receive higher fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of our Adviser and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

The Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. The Board may amend or revise these and other policies without your vote. The Board’s broad discretion in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends to our stockholders.

Our business depends on the communications and information systems of Highland, to which we have access through our Adviser. In addition, certain of these systems are provided to Highland by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our stockholders.

We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.

There are certain types of losses (including, but not limited to, losses arising from environmental conditions, earthquakes and hurricanes, acts of war or certain kinds of terrorist attacks) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. We carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities with limits and on terms we consider commercially reasonable. If an uninsured loss or liability were to occur, whether because of a lack of insurance coverage or a loss in excess of insured limits, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

We may be subject to contingent or unknown liabilities related to properties or business that we have acquired or may acquire for which we may have limited or no recourse against the sellers.

The properties or businesses that we have acquired or may acquire, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquire such properties for these liabilities. The existence of such liabilities could significantly and adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

We may face high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth.

We are subject to various federal, state and local environmental and public health laws, regulations and ordinances.

Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases natural substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we have for such events. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.

The development, construction and operation of our communities are subject to regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge. Noncompliance with such laws and regulations may subject us to fines and penalties. We can provide no assurance that we will not incur any material liabilities as a result of noncompliance with these laws.

We face risks relating to asbestos.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or ACMs, when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs may have been used in the construction of a number of the communities that we acquired and may have been used in the construction of communities we acquire in the future. We will implement an operations and maintenance program at each of the communities at which we discover ACMs. We can provide no assurance that we will not incur any material liabilities as a result of the presence of ACMs at our communities.

We face risks relating to lead-based paint.

Some of our communities may have lead-based paint and we may have to implement an operations and maintenance program at some of our communities. Communities that we acquire in the future may also have lead-based paint. We can provide no assurance that we will not incur any material liabilities as a result of the presence of lead-based paint at our communities.

We face risks relating to chemical vapors and subsurface contamination.

We are also aware that environmental agencies and third parties have, in the case of certain communities with on-site or nearby contamination, asserted claims for remediation, property damage or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors (e.g., radon) or volatile organic compounds from soils or groundwater underlying or in the vicinity of those buildings or on nearby properties. We can provide no assurance that we will not incur any material liabilities as a result of vapor intrusion at our communities.

We face risks relating to mold growth.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and include a lease requirement that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we can provide no assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities that may exceed any applicable insurance coverage.

Our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient.

Properties being considered for potential acquisition by us are subjected to at least a Phase I or similar environmental assessment prior to closing, which generally does not involve invasive techniques such as soil or ground water sampling. A Phase II assessment is conducted if recommended in the Phase I report. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. However, such environmental assessments may not identify all potential environmental liabilities. Moreover, we may in the future discover adverse environmental conditions at our communities, including at communities we acquire in the future, which may have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and selective development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination, or if remediation costs exceed estimates. We can provide no assurance, however, that all necessary remediation actions have been or will be undertaken at our communities or that we will be indemnified, in full or at all, in the event that environmental liability arises.

Compliance with various laws and regulations, including accessibility, building and health and safety laws and regulations, may be costly, may adversely affect our operations or expose us to liability.

In addition to compliance with environmental regulations, we must comply with various laws and regulations such as accessibility, building, zoning, landlord/tenant and health and safety laws and regulations, including but not limited to the Americans with Disabilities Act of 1990, or the ADA, and the Federal Housing Administration, or the FHA. Some of those laws and regulations may conflict with one another or be subject to limited judicial or regulatory interpretations. Under those laws and regulations, we may be liable for, among other things, the costs of bringing our properties into compliance with the statutory and regulatory requirements. Noncompliance with certain of these laws and regulations may result in liability without regard to fault and the imposition of fines and could give rise to actions brought against us by governmental entities and/or third parties who claim to be or have been damaged as a consequence of an apartment not being in compliance with the subject laws and regulations. As part of our due diligence procedures in connection with the acquisition of a property, we typically conduct an investigation of the property’s compliance with known laws and regulatory requirements with which we must comply once we acquire a property, including a review of compliance with the ADA and local zoning regulations. Our investigations and these assessments may not have revealed, and may not with respect to future acquisitions reveal, all potential noncompliance issues or related liabilities and we can provide no assurance that our development properties have been, or that our future development projects will be, designed and built in accordance with all applicable legal requirements.

Our multifamily properties are concentrated in certain geographic markets, which makes us more susceptible to adverse developments in those markets.

Our most significant geographic investment concentrations are primarily in the Southeastern and Southwestern United States. We are, therefore, subject to increased exposure from economic and other competitive factors specific to markets within these geographic areas. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our Portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

We may obtain only limited warranties when we acquire property and may only have limited recourse if our due diligence did not identify any issues that may subject us to unknown liabilities or lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will survive for only a limited period after the closing. The acquisition of, or purchase of, properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, lose rental income from that property or may be subject to unknown liabilities with respect to such properties.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

We are subject to risks involved in real estate activity through joint ventures.

With the exception of The Miramar Apartments, all of the properties in our Portfolio are owned through joint ventures with BH. We may continue to acquire properties in joint ventures with BH or other persons or entities when we believe circumstances warrant the use of such structures. In the majority of our joint ventures with BH, BH serves as the managing member subject to certain control and approval rights over major decisions including, but not limited to, sales and refinancing of the properties. We do have the ability to sell our joint venture interests without BH’s consent and can drag along BH in any sale.

Joint venture investments involve risks, including: the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business or economic goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, our joint venture partners may fail to meet their obligations to the joint venture as a result of financial distress or otherwise, and we may be forced to make contributions to maintain the value of the property. To the extent our partners do not meet their obligations to us or our joint ventures or they take action inconsistent with the interests of the joint venture, we may be adversely affected.

We may be required to make decisions jointly with the other investors who have interests in the respective joint ventures. We might not have the same interests as the other investors in relation to these decisions or transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

In addition, various restrictive provisions and third-party rights, including consent rights to certain transactions, apply to sales or transfers of interests in our properties owned in joint ventures. Consequently, decisions to buy or sell interests in a property or properties relating to our joint ventures may be subject to the prior consent of other investors. These restrictive provisions and third-party rights may preclude us from achieving full value of these properties because of our inability to obtain the necessary consents to sell or transfer these interests.

Potential reforms or changes to Fannie Mae and Freddie Mac could adversely affect our business.

As of December 31, 2015, we have approximately $153.6 million and $514.4 million of outstanding consolidated indebtedness under our Fannie Mae and Freddie Mac mortgages, respectively. We rely on national and regional institutions, including Fannie Mae and Freddie Mac, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is significant uncertainty regarding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1,000,000,000 or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold stockholder advisory votes on executive compensation. We intend to take advantage of the JOBS Act exemptions that are applicable to us. Some investors may find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

Although we are an Emerging Growth Company, the requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934 and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and place additional demands on management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and the requirements of the NYSE, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of the Board and management and requires us to incur significant costs and expenses. As a result of becoming a public company, we are required to:

•	Institute a more comprehensive compliance function;
•

Design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board, or the PCAOB;

•	Comply with rules promulgated by the NYSE;
•	Prepare and distribute periodic public reports in compliance with our obligations under federal securities laws;
•	Establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;
•	Involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	Maintain an investor relations function.

If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our common stock.

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our tenants. While security measures to protect the confidentiality of this information are in place, we can provide no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and/or loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

We may incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of your investment.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

We may obtain a credit facility that may include a cross-default provision that provides that a payment default under any recourse obligation above a negotiated dollar amount or any non-recourse obligation above another negotiated dollar amount by us, the OP, or any of our subsidiaries will constitute a default under the credit facility.

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

At December 31, 2015, there was $711.0 million of indebtedness outstanding related to our Portfolio.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•

force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions, discussed below in “—Risks Related to Our Corporate Structure”) or in violation of certain covenants to which we may be subject;

•	subject us to increased sensitivity to interest rate increases;
•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;
•	limit our ability to withstand competitive pressures;
•	limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these events were to occur, our financial condition, results of operations, cash flow and trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance current or future indebtedness on favorable terms, if at all.

We may not be able to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of the Portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property.

Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

Our debt agreements include restrictive covenants which could limit our flexibility and our ability to make distributions.

The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to reduce or change insurance coverage or to engage in material asset sales, mergers, consolidations and acquisitions. In addition, any future revolving credit facility or other future debt may require us to maintain various financial ratios. Our property mortgages may require certain mandatory prepayments upon disposition of underlying collateral. Early repayments of certain mortgages are subject to prepayment penalties. Failure to comply with these covenants could cause a default under the agreements and result in a requirement to repay the indebtedness prior to its maturity, which could have an adverse effect on our cash flow and ability to make distributions to our stockholders. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Variable rate debt is subject to interest rate risk which could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

At December 31, 2015, approximately $636.8 million of the indebtedness outstanding related to our Portfolio is subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. At December 31, 2015, interest rate hedge agreements cover approximately $577.9 million of the Portfolio’s indebtedness for the terms of those agreements. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt and would adversely affect cash flow and our ability to service our indebtedness and to make distributions to our stockholders, which could adversely affect the market price of our common stock.

Derivatives and hedging activity could adversely affect cash flow.

In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to increase our exposure to floating interest rates. However, these hedging arrangements may not have the desired beneficial impact. Hedging arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or, if we terminate them, breakage costs. No strategy can completely insulate us from the risks associated with interest rate fluctuations.

If we are required to make payments under any “bad boy” carve out guarantees that we have provided in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

With respect to the majority of the properties in the Portfolio, BH has provided our lenders with standard carve out guarantees. In obtaining certain non-recourse loans, we have provided standard carve out guarantees. These guarantees are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees). Although we believe that “bad boy” carve out guarantees are not guarantees of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guarantees. In the event such a claim were made against us under a “bad boy” carve out guarantee, following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

Risks Related to Our Spin-Off

We may be unable to achieve some or all the benefits that we expect to achieve from the Spin-Off.

We believe that, as a public company independent from NHF, we will have the ability to pursue transactions that NHF would otherwise be precluded from pursuing due to fundamental investment or regulatory constraints. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from NHF in the time we expect, if at all.

Potential indemnification liabilities pursuant to the Separation and Distribution Agreement could materially adversely affect us.

The Separation and Distribution Agreement between us and NHF provided for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the Spin-Off and provisions governing the relationship between us and NHF with respect to and resulting from the Spin-Off.

Among other things, the Separation and Distribution Agreement also provided for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to or arising out of our business. If we are required to indemnify NHF under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

Additionally, under the Advisory Agreement, our Adviser will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow our Adviser’s advice or recommendations. In addition, we have agreed to indemnify our Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

In connection with our separation from NHF, NHF will indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that NHF’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, NHF has agreed to indemnify us for certain liabilities, including certain tax liabilities. However, third parties could seek to hold us responsible for any of the liabilities that NHF has agreed to retain, and there can be no assurance that NHF will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from NHF any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from NHF.

Risks Related to Our Corporate Structure

We intend to elect to be treated as a REIT. Our failure to qualify as a REIT for federal income tax purposes would reduce the amount of income we have available for distribution and limit our ability to make distributions to our stockholders.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we were to fail to qualify as a REIT for any taxable year after electing REIT status, we would be subject to federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of shares of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT and would not be allowed to re-elect REIT status for the four taxable years following the year in which we failed to qualify as a REIT.

The rule against re-electing REIT status following a loss of such status would also apply to us if Freedom REIT failed to qualify as a REIT for its taxable years ending on or before December 31, 2015, and we are treated as a successor to Freedom REIT for U.S. federal income tax purposes. Although Freedom REIT has represented to us that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the agreement between us and our Adviser to use its reasonable best efforts to maintain its REIT status for each of Freedom REIT’s taxable years ending on or before December 31, 2015, no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from NHF and Freedom REIT, there can be no assurance that such damages, if any, would appropriately compensate us.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our taxable REIT subsidiaries (“TRSs”) or any TRS we form will be subject to federal income tax and applicable state and local taxes on their net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our Portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns or holds interests in its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

The share ownership restrictions of the Code for REITs and the 6.2% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our common stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our common stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our common stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.2% in value of the aggregate of the outstanding shares of our capital stock and more than 6.2% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 6.2% ownership limit would result in our failing to qualify as a REIT. The Board granted a waiver from the ownership limits for Highland, and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. For taxable years beginning after December 31, 2015, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of, will not be included in income for purposes of the 95% and 75% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own or hold an interest in, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property that we own or hold an interest in, directly or through any subsidiary entity, including our operating partnership, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of shares of our common stock.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% (changed to 10% per the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), effective for distributions received on or after December 18, 2015) of the class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% (changed to 10% per the PATH Act, effective for sales or exchanges on or after December 18, 2015) of the value of our outstanding common stock.

The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

Legislative or regulatory tax changes or other actions affecting REITs could have a negative effect on us, including our ability to qualify as a REIT or the federal income tax consequences of such qualification, and could adversely affect you.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws or regulations may be amended. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, including proposals in draft legislation contained in the Tax Reform Act of 2014, with or without retroactive application, could adversely affect our ability to qualify as a REIT or the federal income tax consequences of such qualification. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of shares of our common stock or the value or the resale potential of our properties. We cannot predict how changes in the tax laws might affect our investors or us. We recommend you consult with your own tax advisor with respect to the impact of any relevant legislation on your investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Risks Related to the Ownership of our Common Stock

Our common stock is listed on the NYSE and broad market fluctuations could negatively impact the market price of our stock.

We have listed shares of our common stock on the NYSE under the symbol “NXRT.” We cannot assure you that an active trading market for our common stock will be sustained.

The price of NXRT common stock may fluctuate significantly. Further, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;
•	changes in our operations or earnings estimates or publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this annual report;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet income estimates;
•	failure to meet and maintain REIT qualifications; and
•	general market and economic conditions.

In the past, class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.

The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board may consider relevant. The Board may modify our dividend policy from time to time.

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, reduce the amount of such distributions, or issue stock dividends. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than we expect, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, if we make stock dividends in lieu of cash distributions, it may have a dilutive effect on the holdings of our stockholders.

All distributions are made at the discretion of the Board and are based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as the Board may deem relevant from time to time. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

Our charter permits the Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could otherwise result in a premium price to our stockholders.

The Board may classify or reclassify any unissued shares of common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, the Board could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Future issuances of debt securities and equity securities may negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing stockholders and could reduce the overall value of your investment.

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for common units and equity plan shares/units. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including common units and convertible preferred units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of shares of our common stock. Any convertible preferred units would have, and any series or class of our preferred stock would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

Existing stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 600 million shares of capital stock, of which 500 million shares are designated as common stock and 100 million shares are designated as preferred stock. The Board may increase the number of authorized shares of capital stock without stockholder approval. The Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under a long-term incentive plan to our non-employee directors or to employees of our Adviser or its affiliates (if stockholders amend our charter to remove the 1940 Act compliance requirements); (4) issue shares to our Adviser, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of the OP. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, existing stockholders may also experience a dilution in the book value of their investment in us.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law, or MGCL, our charter limits the liability of our directors and officers to the Company and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate the Company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law. We have entered into indemnification agreements with our directors and executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken by any of our directors or officers are immune or exculpated from, or indemnified against, liability but which impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited.

Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control.

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

•

Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify, and elect to be taxed, as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 6.2% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 6.2% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 6.2% of our outstanding shares of common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third party from acquiring control of us if the Board does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. The Board granted a waiver from the ownership limits applicable to holders of our common stock to Highland and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT.

•

The Board Has the Power to Cause Us to Issue Additional Shares of Our Stock without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, the Board may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that holders of “control shares” of our Company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, the Board by resolution exempted from the provisions of the Maryland Business Combination Act all business combinations (i) between our Adviser, our Sponsor or their respective affiliates and us and (ii) between any other person and us, provided that such business combination is first approved by the Board (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 300 Crescent Court, Suite 700 in Dallas, Texas in office space provided by our Adviser.

The following table provides a summary of the properties in our Portfolio as of December 31, 2015:

Properties by State	Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied as of December 31, 2015 (2)	Number of Units Rehabbed (3)	Budgeted Rehab Cost per Unit	Rehab Expenditures per Unit (4)
Texas
The Miramar Apartments	Dallas, Texas	314	10/31/2013	$8,875	$586	92.4%	43	$3,200	$3,163
Arbors on Forest Ridge	Bedford, Texas	210	1/31/2014	12,805	811	93.8%	61	4,187	4,389
Cutter's Point	Richardson, Texas	196	1/31/2014	15,845	981	93.9%	76	5,912	4,989
Eagle Crest	Irving, Texas	447	1/31/2014	27,325	798	95.5%	58	2,987	3,276
Meridian	Austin, Texas	200	1/31/2014	12,300	816	94.0%	85	4,436	3,301
Silverbrook	Grand Prairie, Texas	642	1/31/2014	30,400	711	93.6%	119	4,025	4,034
Timberglen	Dallas, Texas	304	1/31/2014	16,950	748	96.1%	73	5,532	4,837
Toscana	Dallas, Texas	192	1/31/2014	8,875	649	94.8%	66	5,086	4,188
Belmont at Duck Creek	Garland, Texas	240	9/30/2014	22,750	880	93.8%	73	3,554	3,176
Regatta Bay	Seabrook, Texas	240	11/4/2014	18,200	1,010	93.3%	85	5,377	4,179
McMillan Place	Dallas, Texas	402	1/15/2015	20,984	666	91.3%	56	4,919	6,236
Dana Point	Dallas, Texas	264	2/26/2015	16,235	734	92.8%	71	3,294	4,901
Heatherstone	Dallas, Texas	152	2/26/2015	9,450	782	94.1%	56	2,707	4,661
Versailles	Dallas, Texas	388	2/26/2015	26,165	765	90.2%	55	5,108	8,076
The Place at Vanderbilt	Fort Worth, Texas	333	10/30/2015	19,250	750	92.8%	—	6,987	—
Florida
The Summit at Sabal Park	Tampa, Florida	252	8/20/2014	7,800	841	92.5%	80	4,313	4,282
Courtney Cove	Tampa, Florida	324	8/20/2014	18,950	738	95.4%	63	4,474	4,352
Colonial Forest	Jacksonville, Florida	174	8/20/2014	5,500	637	94.8%	52	2,450	2,163
Park at Blanding	Orange Park, Florida	117	8/20/2014	8,300	779	97.4%	29	5,122	5,097
Park at Regency	Jacksonville, Florida	159	8/20/2014	19,050	760	96.2%	56	5,299	6,236
Jade Park	Daytona Beach, Florida	144	8/20/2014	6,500	747	90.3%	36	4,341	4,943
Mandarin Reserve	Jacksonville, Florida	520	9/15/2014	26,200	716	93.1%	90	4,396	4,507
Sabal Palm at Lake Buena Vista	Orlando, Florida	400	11/5/2014	49,500	1,083	96.0%	19	1,364	1,254
Cornerstone	Orlando, Florida	430	1/15/2015	31,550	822	93.3%	57	4,935	4,425
Seasons 704 Apartments	West Palm Beach, Florida	222	4/15/2015	21,000	980	97.3%	22	4,823	5,445
Georgia
Edgewater at Sandy Springs	Atlanta, Georgia	760	7/18/2014	13,750	825	94.5%	174	5,770	6,013
The Arbors	Tucker, Georgia	140	10/16/2014	7,800	786	94.3%	40	4,509	4,707
The Crossings	Marietta, Georgia	380	10/16/2014	21,200	757	92.9%	95	3,004	4,122
The Crossings at Holcomb Bridge	Roswell, Georgia	268	10/16/2014	16,000	780	95.9%	97	5,030	5,521
The Knolls	Marietta, Georgia	312	10/16/2014	21,200	826	93.9%	98	5,810	5,946
Barrington Mill	Marietta, Georgia	752	2/6/2015	58,000	747	95.6%	105	6,503	8,280
Tennessee
Beechwood Terrace	Antioch, Tennessee	300	7/21/2014	16,000	794	97.3%	52	4,887	6,215
Willow Grove	Nashville, Tennessee	244	7/21/2014	21,400	773	95.9%	49	4,692	5,903
Woodbridge	Nashville, Tennessee	220	7/21/2014	58,000	875	96.4%	46	4,990	7,546
Abbington Heights	Antioch, Tennessee	274	8/1/2014	17,900	785	94.5%	75	4,914	5,419
Arizona
Madera Point	Mesa, Arizona	256	8/5/2015	22,525	758	93.8%	56	4,405	6,236
The Pointe at the Foothills	Mesa, Arizona	528	8/5/2015	52,275	825	90.7%	—	4,405	—
Maryland
The Grove at Alban	Frederick, Maryland	290	3/10/2014	23,050	971	94.5%	50	3,096	4,745
Willowdale Crossing	Frederick, Maryland	432	5/15/2014	41,000	977	88.9%	31	4,581	5,900
North Carolina
Radbourne Lake	Charlotte, North Carolina	225	9/30/2014	18,525	954	96.9%	132	2,500	1,044
Timber Creek	Charlotte, North Carolina	352	9/30/2014	24,250	727	94.3%	34	5,184	4,912
Virginia
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	156	12/18/2014	17,000	986	94.9%	28	5,766	5,890
		13,155		$910,634			2,643

(1)

As of December 31, 2015, the average effective monthly rent per unit in our Portfolio is $803. Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2015 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2015.

(2)

As of December 31, 2015, the 13,155 units in our Portfolio were approximately 93.9% occupied. Percent occupied is calculated as the number of units occupied as of December 31, 2015, divided by the total number of units, expressed as a percentage.

(3)	Inclusive of all full and partial interior upgrades completed as of December 31, 2015.
(4)	Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2015.

For additional information regarding our Portfolio, see Notes 2, 3, 4, and 6 to our combined consolidated financial statements.

Item 3. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 15, 2016, we had 21,293,825 shares of common stock outstanding held by a total of approximately 1,239 stockholders. The number of stockholders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

On April 1, 2015, we listed our shares of common stock on the NYSE under the ticker symbol “NXRT.” The following table sets forth the high and low sales prices per share of our common stock by quarter for the period from April 1, 2015 through December 31, 2015, as reported by the NYSE.

	2015
	High	Low
Quarter ended June 30	$15.30	$13.38
Quarter ended September 30	14.53	12.03
Quarter ended December 31	13.95	12.25

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the index of the cumulative total stockholder return on our common shares for the measurement period commencing March 31, 2015 and ending December 31, 2015 with the cumulative total returns of the Russell 3000 Index, the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT Index and the Standard & Poor’s U.S. REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Distribution Activity

At present, we expect to continue our policy of paying regular quarterly cash dividends. However, the form, timing and/or amount of dividend distributions will be declared at the discretion of the Board and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board may consider relevant. The Board may modify our dividend policy from time to time.

On March 7, 2016, the Board declared a dividend on our common stock for the first quarter of 2016 of $0.206 per share. The dividend will be payable on March 31, 2016 to all stockholders of record as of March 18, 2016.

The following table shows the regular dividends declared for the year ended December 31, 2015 (in millions, except per share amounts):

	2015
	Total Dividends	Dividends Per Share
Second Quarter	$4.4	$0.206
Third Quarter	4.4	0.206
Fourth Quarter	4.4	0.206
Total	$13.2	$0.618

During 2015, our dividends were classified as follows for federal income tax purposes:

2015
Ordinary income	80%
Capital gains	—%
Section 1250 recapture capital gains	—%
Return of capital	20%
Total	100%

Item 6. Selected Financial Data

The following table summarizes selected financial data about the Company. The following selected financial data information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our combined consolidated financial statements, including the notes thereto, included elsewhere herein. The selected financial data presented below has been derived from our audited combined consolidated financial statements (in thousands, except per share amounts):

	As of December 31,
	2015	2014	2013
Balance Sheet Data
Net operating real estate investments	$902,882	$628,526	$8,973
Total assets	976,273	697,357	11,232
Mortgages payable and bridge facility	711,342	486,976	—
Total liabilities	727,335	499,833	69
Noncontrolling interests	27,390	21,281	—
Stockholders’ equity	221,548	176,243	11,163

	For the Year Ended December 31,
	2015 (1)	2014 (1)	2013 (1)
Operating Data
Total revenues	$117,658	$43,150	$316
Net loss	(10,992)	(17,533)	(170)
Net loss attributable to common stockholders	(10,832)	(15,601)	(170)
Loss per share - basic and diluted	(0.51)	(0.73)	(0.01)

Cash Flow Data
Cash flows provided by operating activities	$21,041	$2,933	$28
Cash flows used in investing activities	(268,579)	(637,723)	(11,152)
Cash flows provided by financing activities	251,102	647,262	11,314

Other Data
Weighted average common shares outstanding - basic and diluted	21,294	21,294	21,294

Dividends declared	$13,160	$—	$—
Dividends declared per common share	0.62	—	—

FFO attributable to common stockholders (2)	25,639	3,549	(28)
FFO per share	1.20	0.17	(0.00)

AFFO attributable to common stockholders (2)	29,488	11,460	109
AFFO per share	1.38	0.54	0.01

(1)

The Company began operations on March 31, 2015, as described above, and therefore the Company had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive loss, the Company has presented basic and diluted earnings (loss), FFO, and AFFO per share as if the operating activities of the predecessor were those of the Company and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off. Basic earnings per share is shown for all periods presented and computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. There were no potentially dilutive securities for any of the periods presented.

(2)

FFO and AFFO are non-GAAP measures. For definitions of these non-GAAP measures, as well an explanation of why we believe these measures are useful and reconciliations to the most directly comparable GAAP financial measures, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted or expected in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this annual report. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this annual report. Our management believes the assumptions underlying the Company’s Financial Statements and accompanying notes are reasonable. However, the Company’s Financial Statements may not necessarily reflect our financial condition and results of operations in the future.

Overview

As of December 31, 2015, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 42 multifamily properties encompassing 13,155 units of apartment space that was approximately 93.9% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio is $803 as of December 31, 2015.

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ management and capex value-add programs at a majority of our properties in an attempt to improve rental rates and the net operating income at our properties. We are externally managed by NexPoint Real Estate Advisors L.P., or our Adviser, an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”), a leading global alternative asset manager and an SEC-registered investment adviser which, together with its affiliates, had approximately $18.3 billion in assets under management as of December 31, 2015.

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund (“NHF”) of all but one of the multifamily properties owned by NHF through NHF’s subsidiary Freedom REIT, LLC (“Freedom REIT”) in exchange for 100% of its outstanding common stock. We use the term “predecessor” to mean the carve-out business of Freedom REIT, which owned all or a majority interest in the multifamily properties transferred or contributed to the Company by NHF through Freedom REIT. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.” Substantially all of our operations were conducted by our predecessor prior to March 31, 2015. With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. Our predecessor included all of the properties in our portfolio that were held indirectly by Freedom REIT prior to the Spin-Off. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout this report to the “Company,” “we,” or “our,” include the activity of the predecessor defined above.

We intend to elect to be taxed and qualify as a REIT for U.S. federal income tax purposes beginning with our 2015 tax year. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Components of Our Revenues and Expenses

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

Expenses

Property operating expenses. Property operating expenses include property maintenance costs, salary and employee benefit costs, utilities and other property operating costs.

Acquisition costs. Acquisition costs include the costs to acquire additional properties.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property.

Property management fees. Property management fees include fees paid to BH or other third party management companies for managing each property.

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement.

Corporate general and administrative expenses. Corporate general and administrative expenses include but are not limited to payments of reimbursements to the Adviser, audit fees, legal fees, listing fees, board of director fees, and investor relation costs. The reimbursement of Adviser Operating Expenses, administrative fees and the advisory fees paid to our Adviser (including advisory and administrative fees on New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), or the “Expense Cap”. The Expense Cap does not limit the reimbursement by the Company of expenses related to securities offerings paid by the Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

Property general and administrative expenses. Property general and administrative expenses include the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property.

Depreciation and amortization. Depreciation and amortization costs primarily include depreciation of our multifamily properties and amortization of acquired in-place leases.

Interest expense. Interest expense primarily includes the cost of interest expense on debt, the amortization of deferred financing costs, and the fair value adjustments on interest rate caps that are not designated as hedges.

Results of Operations for the Years Ended December 31, 2015, 2014, and 2013

At the time of the Spin-Off, which occurred on March 31, 2015, the Company owned all or a majority interest in a portfolio of 38 multifamily properties. Following the Spin-Off, the Company acquired one property in April 2015, two properties in August 2015, and one property in October 2015. As of December 31, 2015, the Company owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States, consisting of 42 multifamily properties encompassing 13,155 units of apartment space that was approximately 93.9% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio is $803 as of December 31, 2015.

The following table sets forth a summary of the Company’s operating results for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenues	$117,658	$43,150	$316
Total expenses	(110,181)	(53,409)	(486)
Operating income (loss)	7,477	(10,259)	(170)
Interest expense	(18,469)	(7,274)	—
Net loss	(10,992)	(17,533)	(170)
Net loss attributable to noncontrolling interests	(160)	(1,932)	—
Net loss attributable to common stockholders	$(10,832)	$(15,601)	$(170)

The change in the Company’s operating results for the year ended December 31, 2015 as compared to the operating results for the year ended December 31, 2014 primarily relates to the Company acquiring, owning and operating an additional 10 properties for a total of 42 properties as of December 31, 2015 as compared to acquiring, owning and operating 32 properties as of December 31, 2014, as well as increases in same store operating results. The change in the Company’s operating results for the year ended December 31, 2014 as compared to the operating results for the year ended December 31, 2013 primarily relates to the Company acquiring, owning and operating an additional 31 properties for a total of 32 properties as of December 31, 2014 as compared to acquiring, owning and operating one property as of December 31, 2013.

Revenues

Rental income. Rental income was $103.8 million for the year ended December 31, 2015 compared to $38.6 million for the year ended December 31, 2014, which was an increase of approximately $65.2 million. The increase between the periods was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. We have also experienced an increase in rental income from our properties based upon increased rents and increased occupancy rates due to the value-add programs that we have implemented as well as organic growth in rents in the markets where these properties are located. Rental income was $38.6 million for the year ended December 31, 2014 compared to $0.3 million for the year ended December 31, 2013, which was an increase of approximately $38.3 million. The increase between the periods was primarily due to the acquisition of 31 additional properties.

Other income. Other income was $13.9 million for the year ended December 31, 2015 compared to $4.6 million for the year ended December 31, 2014, which was an increase of approximately $9.3 million. The increase between the periods was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. Other income was $4.6 million for the year ended December 31, 2014 compared to less than $0.1 million for the year ended December 31, 2013, which was an increase of approximately $4.6 million. The increase between the periods was primarily due to the acquisition of 31 additional properties.

Expenses

Property operating expenses. Property operating costs were $34.3 million for the year ended December 31, 2015 compared to $12.3 million for the year ended December 31, 2014, which was an increase of approximately $22.0 million. The increase between the periods was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. Property operating costs were $12.3 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013, which was an increase of approximately $12.2 million. The increase between the periods was primarily due to the acquisition of 31 additional properties.

Acquisition costs. Acquisition costs were $3.0 million for the year ended December 31, 2015 compared to $8.6 million for the year ended December 31, 2014, which was a decrease of approximately $5.6 million. The decrease between the periods was due to the lower level of acquisitions completed during the period. Acquisition costs were $8.6 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013, which was an increase of approximately $8.5 million. The increase between the periods was due to the higher level of acquisitions completed during the period. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Real estate taxes and insurance. Real estate taxes and insurance costs were $15.2 million for the year ended December 31, 2015 compared to $5.7 million for the year ended December 31, 2014, which was an increase of approximately $9.5 million. The increase for the period was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. Real estate taxes and insurance costs were $5.7 million for the year ended December 31, 2014 compared to less than $0.1 million for the year ended December 31, 2013, which was an increase of approximately $5.7 million. The increase for the period was primarily due to the acquisition of 31 additional properties. Further, the costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $3.5 million for the year ended December 31, 2015 compared to $1.3 million for the year ended December 31, 2014, which was an increase of approximately $2.2 million. The increase for the period was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in

2015. Property management fees were $1.3 million for the year ended December 31, 2014 compared to less than $0.1 million for the year ended December 31, 2013, which was an increase of approximately $1.3 million. The increase for the period was primarily due to the acquisition of 31 additional properties.

Advisory and administrative fees. Advisory and administrative fees were $5.6 million for the year ended December 31, 2015 compared to $1.7 million for the year ended December 31, 2014, which was an increase of approximately $3.9 million. The increase for the period was due to the acquisition of 10 additional properties, seven of which are defined as Contributed Assets and three of which are defined as New Assets pursuant to the terms of the Advisory Agreement, which increases the basis on which the fee is earned. Following the Spin-Off, the amount paid in 2015 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.2 million of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, and The Place at Vanderbilt, defined as New Assets pursuant to the terms of the Advisory Agreement, for the three months ended December 31, 2015. Advisory and administrative fees were $1.7 million for the year ended December 31, 2014 compared to less than $0.1 million for the year ended December 31, 2013, which was an increase of approximately $1.7 million. The increase for the period was due to the acquisition of 31 additional properties. Advisory and administrative fees may increase in future periods as the Company acquires additional properties.

Corporate general and administrative expenses. Prior to the completion of the Spin-Off, the Company did not incur any corporate general and administrative costs. For the year ended December 31, 2015, the Company incurred corporate general and administrative expenses of $2.5 million. Corporate general and administrative expenses may increase in future periods as the Company acquires additional properties. For the year ended December 31, 2015, there were no fees that exceeded the Expense Cap.

Property general and administrative expenses. Property general and administrative costs were $5.4 million for the year ended December 31, 2015 compared to $2.1 million for the year ended December 31, 2014, which was an increase of approximately $3.3 million. The increase for the period was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. Property general and administrative costs were $2.1 million for the year ended December 31, 2014 compared to less than $0.1 million for the year ended December 31, 2013, which was an increase of approximately $2.1 million. The increase for the period was primarily due to the acquisition of 31 additional properties.

Depreciation and amortization. Depreciation and amortization costs were $40.8 million for the year ended December 31, 2015 compared to $21.6 million for the year ended December 31, 2014, which was an increase of approximately $19.2 million. The increase for the period was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. Depreciation and amortization costs were $21.6 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013, which was an increase of approximately $21.5 million. The increase for the period was primarily due to the acquisition of 31 additional properties. The amortization of intangible lease assets over a six-month period from the date of acquisition is also expected to increase the amortization expense during the initial year of operations for each property. For the year ended December 31, 2015, there were 10 new properties with amortizing intangible lease assets and for the year ended December 31, 2014, there were 31 new properties with amortizing intangible lease assets.

Interest expense. Interest expense costs were $18.5 million for the year ended December 31, 2015 compared to $7.3 million for the year ended December 31, 2014, which was an increase of approximately $11.2 million. The increase for the period was primarily due to the acquisition of 10 additional properties. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. There were no interest expense costs for the year ended December 31, 2013. The following is a table that details the various costs included in interest expense for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest on debt	$17,103	$6,178	$—
Amortization of deferred financing costs	1,081	337	—
Rate cap market adjustments	286	759	—
Total	$18,469	$7,274	$—

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

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. Entity level general and administrative are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our joint venture ownership structuring. Also, non-recurring expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI for the Years Ended December 31, 2015, 2014, and 2013

The following table, which has not been adjusted for the effects of any noncontrolling interests, details our net operating income for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(10,992)	$(17,533)	$(170)
Advisory and administrative fees	5,565	1,653	22
Corporate general and administrative expenses	2,455	—	—
Non-recurring property general and administrative expenses and other	1,109	415	—
Depreciation and amortization	40,801	21,645	142
Interest expense	18,469	7,274	—
Acquisition costs	2,975	8,640	137
Net operating income	$60,382	$22,094	$131

FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations, or AFFO, are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with Net Loss before adjusting for noncontrolling interest and show the noncontrolling interest as an adjustment to arrive at FFO attributable to common stockholders. AFFO is calculated by adjusting our FFO by adding back items that do not reflect ongoing property operations, such as acquisition expenses, equity-based compensation expenses, the amortization of deferred loan costs, and the noncontrolling interests related to these items. AFFO will also be adjusted to include any gains (losses) from sales of property to the extent excluded from FFO. We will not have any equity-based compensation expenses unless and until our stockholders approve an amendment to the Company’s charter to remove the 1940 Act compliance requirements.

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

The following table reconciles our calculations of FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(10,992)	$(17,533)	$(170)
Depreciation and amortization	40,801	21,645	142
Gain on eminent domain (1)	(158)	—	—
Adjustment for noncontrolling interests	(4,012)	(563)	—
FFO attributable to common stockholders	25,639	3,549	(28)

FFO per share	$1.20	$0.17	$(0.00)

Acquisition costs	2,975	8,640	137
Gain on eminent domain (1)	158	—	—
Amortization of deferred financing costs	1,081	320	—
Equity-based compensation expenses	—	—	—
Adjustment for noncontrolling interests	(365)	(1,049)	—
AFFO attributable to common stockholders	29,488	11,460	109

AFFO per share	$1.38	$0.54	$0.01

(1)

On August 4, 2015, the Department of Transportation of the State of Georgia (“DOT”), through exercise of eminent domain, appropriated 0.966 acres of land and certain access rights from The Crossings in Marietta, GA and paid the sum of approximately $0.3 million as just and adequate compensation. The Company recognized a gain on eminent domain of approximately $0.2 million. Due to immateriality, the gain on eminent domain was included in other income for the year ended December 31, 2015.

The change in the Company’s FFO and AFFO for the year ended December 31, 2015 as compared to FFO and AFFO for the year ended December 31, 2014 primarily relates to the Company acquiring, owning and operating an additional 10 properties for a total of 42 properties as of December 31, 2015, as compared to acquiring, owning and operating 32 properties as of December 31, 2014. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. Additionally, the increases in FFO and AFFO reflect increased Same Store revenues, net of increases in Same Store expenses. The change in the Company’s FFO and AFFO for the year ended December 31, 2014 as compared to FFO and AFFO for the year ended December 31, 2013 primarily relates to the Company acquiring, owning and operating an additional 31 properties for a total of 32 properties as of December 31, 2014, as compared to acquiring, owning and operating one property as of December 31, 2013.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of December 31, 2015, we have reserved approximately $24.5 million for our planned capital expenditures to implement our value-add program.

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

We believe that our available cash, expected operating cash flows and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2015.

Cash Flows

The following table presents selected data from the Company’s combined consolidated statements of cash flows for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$21,041	$2,933	$28
Net cash used in investing activities	(268,579)	(637,723)	(11,152)
Net cash provided by financing activities	251,102	647,262	11,314
Net increase in cash	3,564	12,472	190
Cash, beginning of period	12,662	190	—
Cash, end of period	$16,226	$12,662	$190

The changes in the Company’s overall cash flows from operating activities, investing activities and financing activities for the year ended December 31, 2015 as compared to the cash flows for the year ended December 31, 2014 primarily relate to the Company acquiring, owning and operating an additional 10 properties for a total of 42 properties as of December 31, 2015 as compared to acquiring, owning and operating 32 properties as of December 31, 2014. Also, 22 of the 32 properties owned as of December 31, 2014 were acquired during the second half of 2014 and therefore only contributed for less than half of the year in 2014 versus the entire year in 2015. The changes in the Company’s overall cash flows from operating activities, investing activities and financing activities for the year ended December 31, 2014 as compared to the cash flows for the year ended December 31, 2013 primarily relate to the Company acquiring, owning and operating an additional 31 properties for a total of 32 properties as of December 31, 2014 as compared to acquiring, owning and operating one property as of December 31, 2013.

Cash flows from operating activities. During the year ended December 31, 2015, net cash provided by operating activities was $21.0 million compared to net cash provided by operating activities of $2.9 million for the year ended December 31, 2014. During the year ended December 31, 2014, net cash provided by operating activities was $2.9 million compared to net cash provided by operating activities of less than $0.1 million for the year ended December 31, 2013. The increase in net cash from operating activities for both periods was mainly due to changes in net loss, depreciation and amortization, and working capital items resulting from the acquisition of additional properties.

Cash flows from investing activities. During the year ended December 31, 2015, net cash used in investing activities was $268.6 million compared to net cash used in investing activities of $637.7 million for the year ended December 31, 2014. During the year ended December 31, 2014, net cash used in investing activities was $637.7 million compared to net cash used in investing activities of $11.2 million for the year ended December 31, 2013. The decrease in net cash used in investing activities for both periods was mainly due to the change in acquisition activity, which varies based on specific acquisition and renovation projects that are ongoing at each respective property. In addition, there is a fluctuation of renovation reserves being established at closing for the value-add programs at each property for each period.

Cash flows from financing activities. During the year ended December 31, 2015, net cash provided by financing activities was $251.1 million compared to net cash provided by financing activities of $647.3 million for the year ended December 31, 2014. The decrease in net cash provided by financing activities for the period was mainly due to the level of activity related to the debt funded on the respective property closings and capital contributed at each closing. During the year ended December 31, 2014, net cash provided by financing activities was $647.3 million compared to net cash provided by financing activities of $11.3 million for the year ended December 31, 2013. The increase in net cash provided by financing activities for the period was mainly due to the level of activity related to the debt funded on the respective property closings and capital contributed at each closing.

Mortgage Indebtedness

As of December 31, 2015, our subsidiaries have aggregate mortgage indebtedness to third parties of approximately $682.0 million. As of December 31, 2015, the weighted average interest rate on the outstanding mortgage indebtedness related to the Company was 2.67%. For additional information regarding our mortgage indebtedness, see Note 6 to our combined consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of our outstanding mortgage indebtedness. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At December 31, 2015, interest rate cap agreements covered $577.9 million of the $636.8 million of total outstanding floating rate mortgage indebtedness relating to the Company. These interest rate cap agreements cap the related variable interest rates of our mortgage indebtedness at a weighted average interest rate of 5.99% as of December 31, 2015. Three mortgages totaling $58.9 million did not have caps associated with them as of December 31, 2015.

Each property has a separate non-recourse mortgage which is secured only by that property. These non-recourse mortgages have standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. We and our property manager, BH, and its affiliates, provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to the Portfolio.

We intend to invest in additional multifamily properties as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Freddie Mac and Fannie Mae and the U.S. Department of Housing and Urban Development (“HUD”), in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

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

Company-specific Indebtedness

As of December 31, 2015, the Company has a $29.0 million Bridge Facility payable to Key Bank, N.A., which is recourse to the Company. The Bridge Facility bears interest at an annual rate of 4.00% plus one-month LIBOR. The Bridge Facility is payable in full on August 4, 2016. We are in discussions with Key Bank, N.A. to convert the Bridge Facility to a revolving credit facility or otherwise extend the maturity date, alleviating the necessity to repay the Bridge Facility in full in August 2016. If we are unable to convert the Bridge Facility, we plan to use cash on hand, cash from operations or proceeds from the refinancing of current debt in amounts in excess of the current balances to repay the Bridge Facility.

Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments for the next five years and thereafter as of December 31, 2015. Interest expense due by period on our floating rate debt is based on one-month and three-month LIBOR as of December 31, 2015.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage Notes
Principal payments	$682,050	$4,619	$7,965	$23,690	$13,571	$72,710	$559,495
Interest expense	109,422	18,302	18,158	17,746	16,995	16,381	21,840
	791,472	22,921	26,123	41,436	30,566	89,091	581,335
Bridge Facility
Principal payments	29,000	29,000	—	—	—	—	—
Interest expense	856	856	—	—	—	—	—
	29,856	29,856	—	—	—	—	—
Total contractual obligations and commitments	$821,328	$52,777	$26,123	$41,436	$30,566	$89,091	$581,335

On October 21, 2015, the Company refinanced the $13.1 million existing fixed rate HUD loan on Regatta Bay with a $14.0 million, full-term interest only, floating rate loan that has an interest rate equal to three-month LIBOR (subject to a floor of 0.25%) plus 1.70%. The Company incurred a 5.0% pre-payment penalty of approximately $0.7 million on the refinancing, received approximately $0.3 million in net proceeds from the new loan, and will realize annual savings of approximately $0.4 million based on three-month LIBOR as of December 31, 2015. The new loan matures on November 1, 2020 and can be pre-paid in the first 12 months of the term at par plus 1.00% and at par thereafter.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per unit in connection with the ongoing operations of our business. In addition, we reserve, on average, approximately $250 to $350 per unit for non-recurring capital expenditures and or lender required replacement reserves. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of December 31, 2015, we have reserved approximately $24.5 million for our planned capital expenditures and other expenses to implement our value-add program. The following table sets forth a summary of the Company’s capital expenditures related to its value-add program for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
Rehab Expenditures	2015	2014
Interior (1)	$12,229	$1,735
Exterior and common area	21,449	6,567
Total rehab expenditures	$33,678	$8,302

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2015 and 2014, we completed full and partial interior rehabs on 2,313 and 330 units, respectively.

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

We could remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year following the fifth anniversary of becoming a public company, (2) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (4) the date on which we have, during the preceding three year period, issued more than $1 billion in non-convertible debt.

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

Historically, our operations were included in Freedom REIT’s U.S. federal and state income tax returns and our operations for 2015 until the Spin-Off will be included in Freedom REIT’s U.S. federal and state income tax returns for the taxable year ended December 31, 2015. Freedom REIT elected to be taxed as a REIT beginning with its taxable year ending December 31, 2013 and Freedom REIT has covenanted to us to use its reasonable best efforts to maintain its REIT status for its taxable year ending on December 31, 2015. With respect to its taxable years ending December 31, 2013 and December 31, 2014, it distributed 100% of its REIT taxable income and therefore did not owe any U.S. federal income tax. If Freedom REIT fails to qualify as a REIT, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates. In addition, unless we were entitled to relief under certain Code provisions, we also would be disqualified from electing to be taxed as a REIT if Freedom REIT fails to qualify as a REIT for its taxable years ending on or before December 31, 2015 and we are treated as a successor to Freedom REIT for U.S. federal income tax purposes. Although Freedom REIT represented to us that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the agreement between us and our Adviser to use its reasonable best efforts to maintain its REIT status for each of Freedom REIT’s taxable years ending on or before December 31, 2015, no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT.

Dividends

We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. The Board declared the Company’s third quarterly dividend of $0.206 per share on November 10, 2015, which was paid on December 31, 2015 and funded out of operations.

Distribution Reinvestment Program

Our distribution reinvestment program provides our stockholders with an opportunity to acquire additional shares of common stock by reinvesting distributions. Stockholders who elect to participate in the distribution reinvestment program authorize us to use distributions payable to them to acquire additional shares of common stock. A participant is not able to acquire common stock under the program if the purchase would cause the participant to exceed the 6.2% ownership limit or would violate any of the other stock ownership restrictions imposed by our charter or securities laws.

The distribution reinvestment program may purchase fractional shares of common stock, so that 100% of distributions will be used to acquire common stock. Common stock is purchased under the distribution reinvestment program on the record date for the distribution used to purchase the common stock. Distributions on common stock acquired pursuant to the distribution reinvestment program are paid at the same time as distributions are paid on common stock purchased outside the program and are calculated with a daily record and distribution declaration date.

Shares for the distribution reinvestment program are acquired from the exchange or market on which our shares are listed at the prevailing market price. If we use the services of a broker to acquire shares of our common stock in connection with the distribution reinvestment program, we will allocate the costs of such broker among all of the participants in the program. We will not charge these investors for any fees other than the actual third-party out-of-pocket expenses that we incur. Neither we, nor our Adviser, nor our affiliates receives a fee for managing the distribution reinvestment program. We do not warrant or guarantee that participants will acquire shares at the lowest possible price through the program.

A participant may stop participating in the distribution reinvestment program at any time without penalty, by delivering written notice to us. Within 90 days after the end of our fiscal year, we will provide each participant with an individualized report on his or her investment, including the purchase date, purchase price and number of shares owned, as well as the dates of distribution and amount of distributions received during the prior fiscal year. The individualized statement to participants will include receipts and purchases relating to each participant’s participation in the distribution reinvestment program including the tax consequences relative thereto.

The directors, including a majority of independent directors, by majority vote may amend or terminate the distribution reinvestment program upon 10 days’ notice to participants.

Stockholders who participate in the distribution reinvestment program will recognize dividend income, taxable to the extent of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes), in the amount and as though they had received the cash rather than purchased shares through the distribution reinvestment program. These deemed dividends will be treated as actual dividends and will retain the character and tax effects applicable to all dividends. Shares received under the distribution reinvestment program will have a holding period, for tax purposes, beginning with the day after purchase, and a tax basis equal to their cost, which is the gross amount of the deemed distribution.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies and Critical Accounting Estimates

The following critical accounting policies and estimates apply to the Company.

Management’s discussion and analysis of financial condition and results of operations is based upon our combined consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the evaluation and consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties, the evaluation of our real estate-related investments for impairment, the classification and income recognition for noncontrolling interests and the determination of fair value.

Basis of Accounting

The accompanying combined consolidated financial statements of the Company are prepared in accordance with GAAP. The consolidated balance sheet includes the accounts of the Company and its subsidiaries. Our predecessor combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical financial position, results of operations and cash flows for the periods prior to the Spin-Off. All intercompany balances and transactions are eliminated in combination and consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by FASB ASC 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2015.

Real Estate Investments

Upon acquisition, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value, which is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents.

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed upon closing the acquisition.

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the years ended December 31, 2015 and 2014, the Company did not record any impairment charges related to real estate assets.

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

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The ASU is effective for annual periods beginning after December 15, 2016, with early adoption being permitted. The Company will implement the provisions of ASU 2014-15 as of January 1, 2016. The Company does not expect the new standard to have a material impact on its combined consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which changes the way reporting enterprises record debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company will implement the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The Company does not expect the new standards to have a material impact on its combined consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company does not expect the new standard to have a material impact on its combined consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. The Company expects to implement the provisions of ASU 2014-09 as of January 1, 2019. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2018, including interim periods within that reporting period. The Company expects to implement the provisions of ASU 2016-01 as of January 1, 2019, and does not expect the new standard to have a material impact on its combined consolidated financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate. The majority of our lease terms are for a period of one year or less and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities. Should inflation return, due to the short-term nature of our leases, we do not believe our results will be materially affected.

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, interest rates are less than historical averages. However, if the Federal Reserve institutes new monetary policies, tightening credit in response to or in anticipation of inflation concerns, interest rates could rise. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate caps.

REIT Tax Election

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) for the 2015 tax year. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of December 31, 2015, we have total indebtedness of $711.0 million, of which $665.8 million is floating rate debt with an adjusting interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap agreements. At December 31, 2015, interest rate cap agreements covered $577.9 million of the $711.0 million of total outstanding indebtedness relating to the Company. As of December 31, 2015 these interest rate cap agreements cap the related variable interest rates at a weighted average interest rate of 5.99% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in interest rates on the variable portion of our indebtedness would result in an approximate increase to our annual interest expense of the amounts illustrated in the table below for our indebtedness as of December 31, 2015 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,400
0.50%	2,800
0.75%	4,200
1.00%	5,500

There is no assurance that we would realize such expense as such changes in interest rates could alter our liability positions or strategies in response to such changes.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in our combined consolidated financial statements and the notes thereto beginning on page F-1 in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15-d15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13-a15(e) and Rule 15-d15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Independent Registered Public Accounting Firm

As long as we remain an “emerging growth company,” as defined in the JOBS Act, we will not be required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page F-1 of this Report.

2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page S-1 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: March 18, 2016	/s/ Jim Dondero
Jim Dondero President (Principal Executive Officer)

Dated: March 18, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NexPoint Residential Trust, Inc.

We have audited the accompanying consolidated balance sheet and combined consolidated balance sheet of NexPoint Residential Trust, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, respectively, and the related combined consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the combined consolidated financial statements, we also have audited Schedule III Real Estate and Accumulated Depreciation. These combined consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexPoint Residential Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas

March 18, 2016

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $163,462 and $127,740, respectively)	$177,152	$129,320
Buildings and improvements (including from VIEs of $642,936 and $479,904, respectively)	729,675	488,260
Intangible lease assets (including from VIEs of $0 and $17,594, respectively)	2,573	17,884
Construction in progress (including from VIEs of $5,070 and $6,530, respectively)	5,346	6,530
Furniture, fixtures, and equipment (including from VIEs of $25,715 and $7,887, respectively)	28,009	8,320
Total Gross Operating Real Estate Investments	942,755	650,314
Accumulated depreciation and amortization (including from VIEs of $36,112 and $21,110, respectively)	(39,873)	(21,788)
Total Net Operating Real Estate Investments	902,882	628,526
Cash and cash equivalents (including from VIEs of $13,271 and $11,869, respectively)	16,226	12,662
Restricted cash (including from VIEs of $43,500 and $47,192, respectively)	46,869	47,817
Accounts receivable (including from VIEs of $1,517 and $1,135, respectively)	2,122	1,151
Prepaid and other assets (including from VIEs of $1,724 and $2,546, respectively)	1,961	2,569
Deferred financing costs, net (including from VIEs of $5,484 and $4,535, respectively)	6,213	4,632
TOTAL ASSETS	$976,273	$697,357

LIABILITIES AND EQUITY
Bridge facility	$29,000	$—
Mortgages payable (including from VIEs of $615,187 and $480,976, respectively)	682,342	486,976
Accounts payable and other accrued liabilities (including from VIEs of $4,049 and $5,513, respectively)	5,106	5,642
Accrued real estate taxes payable (including from VIEs of $5,723 and $3,692, respectively)	6,057	3,859
Accrued interest payable (including from VIEs of $1,332 and $1,006, respectively)	1,462	1,031
Security deposit liability (including from VIEs of $1,277 and $1,484, respectively)	1,544	1,513
Prepaid rents (including from VIEs of $1,633 and $760, respectively)	1,824	792
Due to affiliates	—	20
Total Liabilities	727,335	499,833
Invested Equity	—	176,549
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,293,825 and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	213	—
Additional paid-in capital	240,625	—
Accumulated deficit	(18,593)	—
Accumulated other comprehensive loss	(697)	(306)
Noncontrolling interests	27,390	21,281
Total Equity	248,938	197,524
TOTAL LIABILITIES AND EQUITY	$976,273	$697,357

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenues
Rental income	$103,804	$38,578	$284
Other income	13,854	4,572	32
Total revenues	117,658	43,150	316
Expenses
Property operating expenses	34,252	12,348	121
Acquisition costs	2,975	8,640	137
Real estate taxes and insurance	15,231	5,743	36
Property management fees (related party)	3,501	1,289	13
Advisory and administrative fees (related party)	5,565	1,653	22
Corporate general and administrative expenses	2,455	—	—
Property general and administrative expenses	5,401	2,091	15
Depreciation and amortization	40,801	21,645	142
Total expenses	110,181	53,409	486
Operating income (loss)	7,477	(10,259)	(170)
Interest expense	(18,469)	(7,274)	—
Net loss	(10,992)	(17,533)	(170)
Net loss attributable to noncontrolling interests	(160)	(1,932)	—
Net loss attributable to common stockholders	$(10,832)	$(15,601)	$(170)
Other comprehensive loss
Net losses related to interest rate cap valuations	(391)	(306)	—
Total comprehensive loss	(11,383)	(17,839)	(170)
Comprehensive loss attributable to noncontrolling interests	(93)	(1,962)	—
Comprehensive loss attributable to common stockholders	$(11,290)	$(15,877)	$(170)

Weighted average common shares outstanding - basic and diluted	21,294	21,294	21,294
Dividends declared per common share	$0.618	$—	$—
Loss per share - basic and diluted (see Note 2)	$(0.51)	$(0.73)	$(0.01)

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(10,992)	$(17,533)	$(170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,801	21,645	142
Amortization of deferred financing fees	1,081	320	—
Change in fair value on derivative instruments included in interest expense	286	759	—
Amortization of fair market value adjustment of assumed debt	(110)	(27)	—
Noncash contributions	1,277	1,655	19
Gain on disposal from eminent domain	(158)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(971)	(1,143)	(7)
Prepaid and other assets	746	205	9
Restricted cash	(13,473)	(7,137)	—
Accounts payable and other accrued liabilities	2,554	4,192	32
Due to affiliates	—	(3)	3
Net cash provided by operating activities	21,041	2,933	28

Cash flows from investing activities
Change in restricted cash	14,421	(38,645)	(2,035)
Proceeds from eminent domain disposal	326	—	—
Additions to operating real estate investments	(39,432)	(14,039)	(240)
Acquisitions of operating real estate investments	(243,894)	(585,039)	(8,877)
Net cash used in investing activities	(268,579)	(637,723)	(11,152)

Cash flows from financing activities
Mortgage proceeds received	183,833	451,287	—
Bridge facility proceeds received	29,000	—	—
Mortgage payments	(20,232)	(115)	—
Deferred financing fees paid	(2,662)	(4,953)	—
Interest rate cap fees paid	(337)	(1,523)	—
Due to affiliates	(20)	20	—
Distributions to noncontrolling interests	(3,360)	(562)	—
Distributions	(13,160)	(9,952)	—
Contributions from noncontrolling interests	9,629	23,789	—
Contributions	68,411	189,271	11,314
Net cash provided by financing activities	251,102	647,262	11,314

Net increase in cash	3,564	12,472	190
Cash, beginning of period	12,662	190	—
Cash, end of period	$16,226	$12,662	$190

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,562	$5,120	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	1,373	2,836	—
Buyout of residual interest	—	309	—
Fair market value adjustment of assumed debt	—	429	—
Change in fair value on hedging instruments designated as hedges	391	306	—
Liabilities assumed from acquisitions	1,975	5,744	—
Other assets acquired from acquisitions	478	2,290	—
Assumed debt on acquisitions of operating real estate investments	31,875	35,403	—

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Invested Equity	Noncontrolling Interests	Total
Balances, January 1, 2013	—	$—	—	$—	$—	$—	$—	$—	$—	$—

Contributions					—	—	—	11,333	—	11,333

Net loss					—	—	—	(170)	—	(170)
Balances, December 31, 2013	—	$—	—	$—	$—	$—	$—	$11,163	$—	$11,163

Contributions					—	—	—	191,234	23,789	215,023

Buyout of residual interest					—	—	—	(309)	—	(309)

Distributions					—	—	—	(9,952)	(562)	(10,514)

Other comprehensive loss					—	—	(306)	—	—	(306)

Net loss					—	—	—	(15,587)	(1,946)	(17,533)
Balances, December 31, 2014	—	$—	—	$—	$—	$—	$(306)	$176,549	$21,281	$197,524

Contributions					—	—	—	69,688	9,629	79,317

Distributions / Dividends					—	(13,160)	—	—	(3,360)	(16,520)

Other comprehensive loss					—	—	(391)	—	—	(391)

Net loss					—	(5,433)	—	(5,399)	(160)	(10,992)

Exchange of predecessor invested equity for common stock	—	—	21,294	213	240,625	—	—	(240,838)	—	—
Balances, December 31, 2015	—	$—	21,294	$213	$240,625	$(18,593)	$(697)	$—	$27,390	$248,938

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated on September 19, 2014, and intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with our 2015 tax year. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company holds all or a majority interest in its properties (the “Portfolio”) through the OP. The Company’s subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP. The sole limited partner of the OP is the Company.

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund (“NHF”) of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC (“Freedom REIT”). We use the term “predecessor” to mean the carve-out business of Freedom REIT. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.”

We are externally managed by NexPoint Real Estate Advisors, L.P., (the “Adviser”), through an agreement dated March 16, 2015 (the “Advisory Agreement”), by and among the Company, the OP and our Adviser. The Advisory Agreement has a term of two years. Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We will only have accounting employees while the Advisory Agreement is in effect. All of our investment decisions are made by our Adviser, subject to general oversight by our Adviser’s investment committee and our Board of Directors (the “Board”). Our Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”). Both are SEC-registered investment advisers under the Investment Advisers Act of 1940.

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

Basis of Accounting

The accompanying combined consolidated financial statements of the Company are prepared in accordance with GAAP. The consolidated balance sheet includes the accounts of the Company and its subsidiaries. Our predecessor combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical financial position, results of operations and cash flows for the periods prior to the Spin-Off. All intercompany balances and transactions are eliminated in combination and consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by FASB ASC 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2015.

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

Real Estate Investments

Upon acquisition, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value, which is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents.

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

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

Construction in progress includes the cost of renovation projects being performed at the various properties. Once a project is complete the historical cost of the renovation is placed into service in one of the categories above depending on the type of renovation project and is depreciated over the estimated useful lives as described in the table above.

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the years ended December 31, 2015 and 2014, the Company did not record any impairment charges related to real estate assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by our first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance our value-add renovations at each of our properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Security deposits	$1,034	$1,574
Operating escrows	21,312	7,299
Renovation value-add reserves	24,523	38,944
	$46,869	$47,817

Prepaid acquisition deposits

The Company incurs costs in connection with future acquisitions that may include good faith deposits prior to possible acquisitions that are expected to be rolled into the costs of the closing. Until an acquisition closes, the Company reflects these costs as prepaid costs on the combined consolidated balance sheets. No such costs existed as of December 31, 2015 and 2014.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, of $6.2 million and $4.6 million are recorded on the combined consolidated balance sheets as of December 31, 2015 and 2014, respectively. Amortization of deferred financing costs of $1.1 million, $0.3 million, and $0 is included in interest expense on the combined consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The following table represents the Company’s investments at December 31, 2015 and December 31, 2014:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2015	2014
The Miramar Apartments	(1)	Dallas, Texas	2013	100%	100%	(2)
Arbors on Forest Ridge		Bedford, Texas	2014	90%	90%
Cutter’s Point		Richardson, Texas	2014	90%	90%
Eagle Crest		Irving, Texas	2014	90%	90%
Meridian		Austin, Texas	2014	90%	90%
Silverbrook		Grand Prairie, Texas	2014	90%	90%
Timberglen		Dallas, Texas	2014	90%	90%
Toscana		Dallas, Texas	2014	90%	90%
The Grove at Alban		Frederick, Maryland	2014	76%	76%
Willowdale Crossing		Frederick, Maryland	2014	80%	80%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	90%	90%
Beechwood Terrace		Nashville, Tennessee	2014	90%	90%
Willow Grove		Nashville, Tennessee	2014	90%	90%
Woodbridge		Nashville, Tennessee	2014	90%	90%
Abbington Heights		Antioch, Tennessee	2014	90%	90%
The Summit at Sabal Park		Tampa, Florida	2014	90%	90%
Courtney Cove		Tampa, Florida	2014	90%	90%
Colonial Forest		Jacksonville, Florida	2014	90%	90%
Park at Blanding		Orange Park, Florida	2014	90%	90%
Park at Regency		Jacksonville, Florida	2014	90%	90%
Jade Park		Daytona Beach, Florida	2014	90%	90%
Mandarin Reserve		Jacksonville, Florida	2014	90%	90%
Radbourne Lake		Charlotte, North Carolina	2014	90%	90%
Timber Creek		Charlotte, North Carolina	2014	90%	90%
Belmont at Duck Creek		Garland, Texas	2014	90%	90%
The Arbors		Tucker, Georgia	2014	90%	90%
The Crossings		Marietta, Georgia	2014	90%	90%
The Crossings at Holcomb Bridge		Roswell, Georgia	2014	90%	90%
The Knolls		Marietta, Georgia	2014	90%	90%
Regatta Bay		Seabrook, Texas	2014	90%	90%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	90%	90%
Southpoint Reserve at Stoney Creek		Fredericksburg, Virginia	2014	85%	85%
Cornerstone		Orlando, Florida	2015	90%	—	(3)
McMillan Place		Dallas, Texas	2015	90%	—	(3)
Barrington Mill		Marietta, Georgia	2015	90%	—	(3)
Dana Point		Dallas, Texas	2015	90%	—	(3)
Heatherstone		Dallas, Texas	2015	90%	—	(3)
Versailles		Dallas, Texas	2015	90%	—	(3)
Seasons 704 Apartments		West Palm Beach, Florida	2015	90%	—	(3)
Madera Point	(1)	Mesa, Arizona	2015	95%	—	(3)
The Pointe at the Foothills	(1)	Mesa, Arizona	2015	95%	—	(3)
The Place at Vanderbilt	(1)	Fort Worth, Texas	2015	95%	—	(3)

(1)	The joint ventures that own these properties are not VIEs.
(2)	The Miramar Apartments was the only property owned as of December 31, 2013.
(3)	Properties were acquired in 2015, therefore no ownership as of December 31, 2014.

In connection with its indirect equity investments in the properties acquired, the Company, through its subsidiary NexPoint Residential Trust Operating Partnership, L.P., directly or indirectly holds membership interests in single-asset limited liability companies that directly own the properties. The majority of these entities are deemed to be VIEs as we have disproportionate voting rights (in the form of substantive participating rights over all of the decisions that are made that most significantly affect economic performance) relative to our economic interests in the entities and substantially all of the activities of the entities are performed on our behalf. The Company is considered the primary beneficiary of these VIEs as no single party meets both criteria to be the primary beneficiary, and we are the member of the related party group that has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Within the related party group, the Company is the most closely associated to the VIE based on the purpose and design of the entity, the size of our ownership interests relative to the other investors, and the rights we hold with respect to the other investors’ equity interests, including our ability to preclude any transfers of their interests and ability to drag them along on the sale of our equity interest. All VIEs are consolidated in the Company’s financial statements. The assets of each VIE can only be used to settle obligations of that particular VIE, and the creditors of each entity have no recourse to the assets of other entities or the Company.

The other investor in the VIEs is BH Equity or affiliates of BH Equity. When these VIEs were formed, BH Equity invested cash in each VIE and received a proportional share of each VIE that it invested in. Each VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. BH Equity, or its affiliates, provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to each VIE. In consideration of the guarantees provided by BH Equity and its affiliates, they will earn an additional profit interest in each VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the agreements between each VIE and BH Equity or its affiliates.

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

Reportable Segment

Substantially all of the Company’s net loss is from investments in real estate properties within the multifamily sector that the Company owns through LLCs. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment and, accordingly, its properties are aggregated into one reportable segment.

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

Per Share Data

The Company began operations on March 31, 2015, as described above, and therefore the Company had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive loss, the Company has presented basic and diluted earnings (loss) per share as if the operating activities of the predecessor were those of the Company and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off. Basic earnings per share will be shown for all periods presented and computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. There were no potentially dilutive securities for any of the periods presented. For the years ended December 31, 2015, 2014, and 2013, the Company incurred a loss per share of $0.51, $0.73, and $0.01, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The ASU is effective for annual periods beginning after December 15, 2016, with early adoption being permitted. The Company will implement the provisions of ASU 2014-15 as of January 1, 2016. The Company does not expect the new standard to have a material impact on its combined consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which changes the way reporting enterprises record debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company will implement the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The Company does not expect the new standards to have a material impact on its combined consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company does not expect the new standard to have a material impact on its combined consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. The Company expects to implement the provisions of ASU 2014-09 as of January 1, 2019. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2018, including interim periods within that reporting period. The Company expects to implement the provisions of ASU 2016-01 as of January 1, 2019, and does not expect the new standard to have a material impact on its combined consolidated financial statements.

3. Acquisitions

As of December 31, 2015, through its consolidated joint ventures, the Company has invested in a total of 42 multifamily properties as listed below:

				Average Effective Monthly Rent Per Unit as of December 31 (1)*,			% Occupied as of December 31 (2)*,
Property Name	Rentable Square Footage*	Number of Units*	Date Acquired	2015	2014		2015	2014
The Miramar Apartments	183,100	314	10/31/2013	$586	$567		92.4%	92.7%
Arbors on Forest Ridge	154,556	210	1/31/2014	811	759		93.8%	92.9%
Cutter’s Point	197,972	196	1/31/2014	981	919		93.9%	96.4%
Eagle Crest	395,951	447	1/31/2014	798	739		95.5%	94.9%
Meridian	148,200	200	1/31/2014	816	791		94.0%	95.0%
Silverbrook	526,138	642	1/31/2014	711	657		93.6%	91.7%
Timberglen	221,376	304	1/31/2014	748	696		96.1%	93.4%
Toscana	115,400	192	1/31/2014	649	616		94.8%	93.2%
The Grove at Alban	267,300	290	3/10/2014	971	959		94.5%	89.3%
Willowdale Crossing	411,800	432	5/15/2014	977	1,010		88.9%	82.9%
Edgewater at Sandy Springs	726,774	760	7/18/2014	825	870		94.5%	92.5%
Beechwood Terrace	271,728	300	7/21/2014	794	764		97.3%	98.7%
Willow Grove	229,140	244	7/21/2014	773	683		95.9%	94.7%
Woodbridge	246,840	220	7/21/2014	875	841		96.4%	90.5%
Abbington Heights	238,974	274	8/1/2014	785	759		94.5%	96.0%
The Summit at Sabal Park	204,545	252	8/20/2014	841	805		92.5%	88.5%
Courtney Cove	224,958	324	8/20/2014	738	705		95.4%	95.1%
Colonial Forest	160,093	174	8/20/2014	637	616		94.8%	94.8%
Park at Blanding	116,410	117	8/20/2014	779	743		97.4%	88.9%
Park at Regency	134,253	159	8/20/2014	760	744		96.2%	91.2%
Jade Park	118,392	144	8/20/2014	747	704		90.3%	96.5%
Mandarin Reserve	449,276	520	9/15/2014	716	691		93.1%	95.4%
Radbourne Lake	246,599	225	9/30/2014	954	953		96.9%	92.4%
Timber Creek	248,391	352	9/30/2014	727	682		94.3%	93.2%
Belmont at Duck Creek	198,279	240	9/30/2014	880	804		93.8%	93.8%
The Arbors	127,536	140	10/16/2014	786	675		94.3%	92.1%
The Crossings	377,840	380	10/16/2014	757	705		92.9%	94.7%
The Crossings at Holcomb Bridge	247,982	268	10/16/2014	780	720		95.9%	93.7%
The Knolls	311,160	312	10/16/2014	826	756		93.9%	95.2%
Regatta Bay	200,440	240	11/4/2014	1,010	945		93.3%	96.3%
Sabal Palm at Lake Buena Vista	370,768	400	11/5/2014	1,083	1,043		96.0%	95.0%
Southpoint Reserve at Stoney Creek	115,712	156	12/18/2014	986	934		94.9%	92.9%
Cornerstone	317,565	430	1/15/2015	822	—	(3)	93.3%	—	(3)
McMillan Place	290,051	402	1/15/2015	666	—	(3)	91.3%	—	(3)
Barrington Mill	692,180	752	2/6/2015	747	—	(3)	95.6%	—	(3)
Dana Point	206,276	264	2/26/2015	734	—	(3)	92.8%	—	(3)
Heatherstone	115,615	152	2/26/2015	782	—	(3)	94.1%	—	(3)
Versailles	300,908	388	2/26/2015	765	—	(3)	90.2%	—	(3)
Seasons 704 Apartments	216,891	222	4/15/2015	980	—	(3)	97.3%	—	(3)
Madera Point	192,880	256	8/5/2015	758	—	(3)	93.8%	—	(3)
The Pointe at the Foothills	472,952	528	8/5/2015	825	—	(3)	90.7%	—	(3)
The Place at Vanderbilt	288,532	333	10/30/2015	750	—	(3)	92.8%	—	(3)
	11,281,733	13,155

*	Information is unaudited.

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2015 and 2014, divided by total number of units, expressed as a percentage.
(3)	Properties acquired in 2015.

4. Real Estate Investments

As of December 31, 2015, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,601	$—	$48	$603	$10,832
Arbors on Forest Ridge	2,330	10,948	—	—	524	13,802
Cutter’s Point	3,330	12,747	—	37	621	16,735
Eagle Crest	5,450	21,846	—	15	743	28,054
Meridian	2,310	10,325	—	12	419	13,066
Silverbrook	4,860	24,909	—	118	1,475	31,362
Timberglen	2,510	14,379	—	20	703	17,612
Toscana	1,730	7,256	—	4	522	9,512
The Grove at Alban	3,640	18,994	—	66	911	23,611
Willowdale Crossing	4,650	35,631	—	23	784	41,088
Edgewater at Sandy Springs	14,290	43,429	—	199	2,394	60,312
Beechwood Terrace	1,390	20,374	—	28	572	22,364
Willow Grove	3,940	10,621	—	2	483	15,046
Woodbridge	3,650	12,581	—	110	543	16,884
Abbington Heights	1,770	16,184	—	67	657	18,678
The Summit at Sabal Park	5,770	13,311	—	9	674	19,764
Courtney Cove	5,880	12,850	—	30	668	19,428
Colonial Forest	2,090	3,486	—	—	328	5,904
Park at Blanding	2,610	4,025	—	4	304	6,943
Park at Regency	2,620	5,706	—	5	446	8,777
Jade Park	1,490	6,404	—	19	351	8,264
Mandarin Reserve	5,610	20,850	—	—	1,021	27,481
Radbourne Lake	2,440	21,194	—	224	739	24,597
Timber Creek	11,260	13,101	—	37	541	24,939
Belmont at Duck Creek	1,910	16,948	—	47	533	19,438
The Arbors	1,730	6,512	—	4	279	8,525
The Crossings	3,982	16,696	—	759	890	22,327
The Crossings at Holcomb Bridge	5,560	10,644	—	101	749	17,054
The Knolls	3,410	17,574	—	—	1,016	22,000
Regatta Bay	1,660	16,120	—	34	543	18,357
Sabal Palm at Lake Buena Vista	7,580	40,833	—	214	639	49,266
Southpoint Reserve at Stoney Creek	6,120	10,896	—	166	286	17,468
Cornerstone	1,500	29,786	—	201	411	31,898
McMillan Place	3,610	17,127	—	398	517	21,652
Barrington Mill	10,170	47,055	—	430	1,117	58,772
Dana Point	4,090	11,760	—	330	649	16,829
Heatherstone	2,320	6,962	—	403	399	10,084
Versailles	6,720	19,339	—	699	903	27,661
Seasons 704 Apartments	7,480	13,532	—	254	361	21,627
Madera Point	4,920	16,632	629	39	444	22,664
The Pointe at the Foothills	4,840	45,395	1,433	186	768	52,622
The Place at Vanderbilt	2,350	16,112	511	4	479	19,456
	177,152	729,675	2,573	5,346	28,009	942,755
Accumulated depreciation and amortization	—	(32,350)	(1,844)	—	(5,679)	(39,873)
	$177,152	$697,325	$729	$5,346	$22,330	$902,882

As of December 31, 2014, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,356	$290	$—	$433	$10,659
Arbors on Forest Ridge	2,330	10,832	312	2	264	13,740
Cutter's Point	3,330	12,612	352	28	333	16,655
Eagle Crest	5,450	21,455	654	125	474	28,158
Meridian	2,310	10,258	299	—	198	13,065
Silverbrook	4,860	24,535	793	92	914	31,194
Timberglen	2,510	14,071	408	—	314	17,303
Toscana	1,730	6,962	230	23	229	9,174
The Grove at Alban	3,640	18,913	796	105	229	23,683
Willowdale Crossing	4,650	35,544	1,172	1	401	41,768
Edgewater at Sandy Springs	14,290	41,094	1,930	1,262	1,006	59,582
Beechwood Terrace	1,390	19,681	409	165	157	21,802
Willow Grove	3,940	9,513	298	647	92	14,490
Woodbridge	3,650	12,020	334	306	179	16,489
Abbington Heights	1,770	15,864	400	110	171	18,315
The Summit at Sabal Park	5,770	12,972	404	82	221	19,449
Courtney Cove	5,880	12,487	431	80	312	19,190
Colonial Forest	2,090	3,117	186	243	166	5,802
Park at Blanding	2,610	3,691	177	184	111	6,773
Park at Regency	2,620	5,344	220	61	197	8,442
Jade Park	1,490	6,061	200	219	89	8,059
Mandarin Reserve	5,610	19,680	701	701	300	26,992
Radbourne Lake	2,440	20,830	652	148	355	24,425
Timber Creek	11,260	10,705	799	948	113	23,825
Belmont at Duck Creek	1,910	16,655	436	107	135	19,243
The Arbors	1,730	5,844	199	162	45	7,980
The Crossings	4,150	16,139	834	492	127	21,742
The Crossings at Holcomb Bridge	5,560	9,788	616	48	66	16,078
The Knolls	3,410	16,931	759	108	125	21,333
Regatta Bay	1,660	15,803	714	1	110	18,288
Sabal Palm at Lake Buena Vista	7,580	40,130	1,387	80	439	49,616
Southpoint Reserve at Stoney Creek	6,120	10,373	492	—	15	17,000
	129,320	488,260	17,884	6,530	8,320	650,314
Accumulated depreciation and amortization	—	(8,534)	(12,442)	—	(812)	(21,788)
	$129,320	$479,726	$5,442	$6,530	$7,508	$628,526

Depreciation expense was $28.7 million and $9.3 million for the years ended December 31, 2015 and 2014, respectively.

Amortization expense related to the Company’s intangible lease assets was $12.1 million and $12.3 million for the years ended December 31, 2015 and 2014, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through December 31, 2015 is expected to be $0.7 million in 2016. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2015 has been fully amortized and the assets and related accumulated amortization have been written-off as of December 31, 2015.

5. Pro Forma Financial Information (unaudited)

The Company acquired 41 properties during the period January 1, 2014 through December 31, 2015. The following unaudited pro forma information for the years ended December 31, 2015 and 2014 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods. The following table summarizes, on an unaudited basis, the combined consolidated pro forma results of operations of the Company for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014
Actual:
Total revenues	$117,658	$43,150
Net loss	(10,992)	(17,533)
Loss per share - basic and diluted (see Note 2)	(0.51)	(0.73)

Pro forma:
Total revenues	127,546	119,474
Net income (loss)	1,988	(26,955)
Earnings (loss) per share - basic and diluted (see Note 2)	0.09	(1.27)

The pro forma information includes adjustments to actual revenues and expenses recorded to reflect operations of all properties acquired as of December 31, 2015, assuming each was owned by the Company and operating as of January 1, 2014. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties, and all of the intangible lease assets have been fully amortized through the year ended December 31, 2014 due to the six-month life of intangible assets; (3) acquisition costs have been excluded for pro forma purposes for the acquisition costs of the properties; (4) advisory and administrative fees have been adjusted to include the acquisitions on a pro forma basis; and (5) general and administrative fees expected to be incurred on an annual basis at a parent level have been adjusted to include the acquisitions on a pro forma basis and are estimated to be approximately $3.4 million per year.

6. Debt

Mortgages Payable

The following table contains summary information concerning the mortgage debt to the Company as of December 31, 2015:

Property Name		Type	Term (months)	Amortization (months)	Outstanding Principal (1) (in thousands)		Interest Rate (2)	Max Note Rate (3)	Maturity Date
The Miramar Apartments	(4)	Floating	120	360	$8,400		2.65%	5.75%	2/1/2025
Beechwood Terrace	(5)	Floating	84	360	17,120		2.51%	6.00%	8/1/2021
Colonial Forest	(5)	Floating	84	360	4,125		2.59%	6.25%	9/1/2021
Courtney Cove	(5)	Floating	84	360	14,210		2.51%	5.75%	9/1/2021
Edgewater at Sandy Springs	(5)	Floating	84	360	43,550		2.52%	5.75%	8/1/2021
The Grove at Alban	(5)	Floating	84	360	18,720		2.97%	6.50%	4/1/2021
Park at Blanding	(5)	Floating	84	360	4,875		2.59%	7.25%	9/1/2021
Park at Regency	(5)	Floating	84	360	6,225		2.59%	7.01%	9/1/2021
The Summit at Sabal Park	(5)	Floating	84	360	14,287		2.51%	5.75%	9/1/2021
Mandarin Reserve	(5)	Floating	84	360	19,575		2.53%	5.50%	10/1/2021
Willow Grove	(5)	Floating	84	360	11,000		2.54%	6.00%	8/1/2021
Willowdale Crossing	(5)	Floating	84	360	32,800		2.70%	5.75%	6/1/2021
Jade Park	(5)	Floating	84	360	5,850		2.58%	6.49%	9/1/2021
Woodbridge	(5)	Floating	84	360	12,800		2.52%	6.25%	8/1/2021
Southpoint Reserve at Stoney Creek	(5)	Floating	84	360	13,600		2.54%	6.00%	1/1/2022
Barrington Mill	(5)	Floating	84	360	43,500		2.39%	5.50%	3/1/2022
Dana Point	(5)	Floating	84	360	12,176		2.48%	5.50%	3/1/2022
Heatherstone	(5)	Floating	84	360	7,087		2.51%	5.50%	3/1/2022
Versailles	(5)	Floating	84	360	19,623		2.46%	5.50%	3/1/2022
Seasons 704 Apartments	(5)	Floating	84	360	12,660		2.23%	5.95%	5/1/2022
Arbors on Forest Ridge	(6)	Floating	84	360	10,244		3.16%	5.75%	2/1/2021
Cutter's Point	(6)	Floating	84	360	12,676		3.16%	5.75%	2/1/2021
Eagle Crest	(6)	Floating	84	360	21,860		3.16%	5.75%	2/1/2021
Meridian	(6)	Floating	84	360	9,840		3.16%	5.75%	2/1/2021
Silverbrook	(6)	Floating	84	360	24,320		3.16%	5.75%	2/1/2021
Timberglen	(6)	Floating	84	360	13,560		3.16%	5.75%	2/1/2021
Toscana	(6)	Floating	84	360	7,100		3.16%	5.75%	2/1/2021
Timber Creek	(7)	Floating	120	360	19,482		2.25%	5.96%	10/1/2024
Radbourne Lake	(7)	Floating	120	360	19,213		2.24%	6.25%	10/1/2024
The Arbors	(7)	Floating	120	360	5,812		2.24%	7.11%	11/1/2024
The Crossings	(7)	Floating	120	360	15,874		2.24%	7.21%	11/1/2024
The Crossings at Holcomb Bridge	(7)	Floating	120	360	12,450		2.24%	7.35%	11/1/2024
The Knolls	(7)	Floating	120	360	16,038		2.24%	7.11%	11/1/2024
McMillan Place	(7)	Floating	120	360	15,738		2.35%	5.92%	2/1/2025
Sabal Palm at Lake Buena Vista	(7)	Floating	120	360	37,680		2.24%	6.26%	12/1/2024
Abbington Heights	(8)	Fixed	120	360	10,403		3.79%	3.79%	9/1/2022
Belmont at Duck Creek	(9)	Fixed	84	360	11,342		4.68%	4.68%	9/1/2018
Regatta Bay	(10)	Floating	60	360	14,000		2.31%	N/A	11/1/2020
Cornerstone	(11)	Fixed	120	360	23,480		4.24%	4.24%	3/1/2023
Madera Point	(12)	Floating	60	360	13,515		2.33%	N/A	9/1/2020
The Pointe at the Foothills	(12)	Floating	60	360	31,365		2.32%	N/A	9/1/2020
The Place at Vanderbilt	(13)	Floating	84	360	13,875		2.66%	5.75%	1/1/2022
					$682,050
Fair market value adjustment					292	(14)
					$682,342

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on one-month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on three-month LIBOR, subject to a floor of 0.25%, plus 1.70%) and Cornerstone (based on a blended fixed rate of 4.24%). One-month and three-month LIBOR as of December 31, 2015 were 0.4295% and 0.6127%, respectively.

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

(8)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last three months of the term.
(9)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last six months of the term.
(10)

Loan can be pre-paid in the first 12 months of the term at par plus 1.00% of the unpaid principal balance and at par thereafter. Loan’s unpaid principal balance can be declared due and payable in full, at the lender’s discretion, on November 1, 2018 and November 1, 2019.

(11)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013 and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, we placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of December 31, 2015, the total indebtedness secured by the property is approximately $23.5 million and has a blended interest rate of 4.24%.

(12)	Loan can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(13)

Debt was assumed upon acquisition of this property at approximated fair value. The assumed debt was originally issued on December 22, 2014 and matures on January 1, 2022. The loan only requires interest only payments for the first 12 months (interest only period ends January 31, 2016) after which time the loan becomes amortizing. The loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(14)

The Company reflected a valuation adjustment on its fixed rate debt for Belmont at Duck Creek to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of our mortgage indebtedness was 2.67% as of December 31, 2015 and 2.65% as of December 31, 2014.

Each of our mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2015, the Company believes it is in compliance with all provisions.

Bridge Facility

On August 5, 2015, the Company executed a bridge facility (the “Bridge Facility”) with Key Bank, N.A. in the amount of $29.0 million. The proceeds from the Bridge Facility were used to fund a portion of the purchase price of the Madera Point and The Pointe at the Foothills acquisitions. The Bridge Facility is payable in full on August 4, 2016, but is pre-payable at any time without penalty. The Bridge Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.00% plus one-month LIBOR. The Bridge Facility is recourse to the Company and is secured by the equity interests in Madera Point and The Pointe at the Foothills. We are in discussions with Key Bank, N.A. to convert the Bridge Facility to a revolving credit facility and extend the maturity date, alleviating the necessity to repay the Bridge Facility in full in August 2016. If we are unable to convert the Bridge Facility, we plan to use cash on hand, proceeds from a future equity offering or issuance of debt, or proceeds from the refinancing of current debt in amounts in excess of the current balances to repay the Bridge Facility.

The bridge facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of December 31, 2015, the Company believes it is in compliance with all provisions.

Schedule of Debt Maturities

Debt maturities scheduled for each of the next five years and thereafter are as follows (in thousands):

2016	33,619
2017	7,965
2018	23,690
2019	13,571
2020	72,710
Thereafter	559,495
Total	$711,050

The scheduled maturity for 2016 is inclusive of the Bridge Facility of $29.0 million with Key Bank, N.A. that matures on August 4, 2016.

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

Real estate acquisitions

As of December 31, 2014 and as further discussed in Notes 2 and 3, the Company had acquired 32 properties for approximately $633.2 million. The purchase prices of these properties were allocated as follows: land of approximately $129.3 million, buildings, building improvements, furniture, fixtures and equipment of approximately $486.0 million, and intangible lease assets of approximately $17.9 million based on their estimated fair values using Level 3 inputs. Of the 32 properties acquired, there were three properties with assumed debt which was recorded based on their estimated fair value using Level 2 inputs.

During the year ended December 31, 2015 and as further discussed in Notes 2 and 3, the Company acquired 10 additional properties for approximately $277.4 million. The purchase prices of these properties were allocated as follows: land of approximately $48.0 million, buildings, building improvements, furniture, fixtures, and equipment of approximately $222.0 million, and intangible lease assets of approximately $7.4 million based on their estimated fair values using Level 3 inputs. Of the 10 properties acquired, there were two properties with assumed debt which were recorded based on their estimated fair values using Level 2 inputs.

As discussed in Note 2, fair value measurements at the time of acquisition were determined by management using available market information and appropriate valuation methodologies available to management for the year ended December 31, 2015 and at December 31, 2014. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The following table represents critical assumptions used and the ranges for those assumptions:

Going-in cap rate	4.8% - 6.2%
Terminal cap rate	5.2% - 6.8%
Discount rate	5.5% - 10.7%
Growth rate revenues	1.6% - 3.3%
Growth rate operating costs	1.6% - 3.3%

Derivative financial instruments and hedging activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. These market valuations are based on estimated fair values using Level 3 inputs.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to mortgage debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps to cap the total amount of interest expense the Company may pay in a rising interest rate environment. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps have terms ranging from 3-4 years. During the years ended December 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with most of our existing variable-rate debt. The derivative financial instruments that we employ cap our variable interest rate at a weighted average interest rate of 5.99%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and is subsequently reclassified into net income or loss in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income as interest expense. During the years ended December 31, 2015, 2014, and 2013, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of December 31, 2014, the Company had eight derivatives designated as cash flow hedges. As of and during the year ended December 31, 2013, the Company did not have any derivative financial instruments.

As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Product	Number of Instruments	Notional
Interest rate caps	15	$259,659

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income as interest expense. As of December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (in thousands):

Product	Number of Instruments	Notional
Interest rate caps	21	$318,687

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the combined consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	Asset Derivative			Liability Derivative
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	61	263	Other liabilities	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	6	195	Other liabilities	—	—
Total		67	458		—	—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2015	2014	(effective portion)	2015	2014	(ineffective portion)	2015	2014
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate caps	(391)	(306)	Interest expense	(97)	—	Interest expense	—	—

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2015	2014
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate caps	Interest expense	(286)	(759)

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments.

Long-term indebtedness is carried at amounts that reasonably approximate their fair value. The Company used market spreads from quoted prices on similar long-term debt, which are classified as Level 2 in the fair value hierarchy, to determine the estimated fair values for the Company’s long-term indebtedness.

8. Related Party Transactions

Fees and reimbursements to BH and its affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company by virtue of ownership in certain VIEs through BH’s affiliates. The property management fee is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of our properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, and (3) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed for various operating expenses it pays on their behalf. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Fees incurred
Property management fees (1)	$3,501	$1,215
Construction supervision fees (2)	1,549	675
Acquisition fees (3)	2,048	4,938

Reimbursements
Payroll and benefits (4)	14,903	4,866
Other reimbursements (5)	1,179	393

(1)	Included in property management fees on the combined consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the combined consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs and are included in acquisition costs on the combined consolidated statements of operations and comprehensive loss.
(4)	Included in property operating expenses on the combined consolidated statements of operations and comprehensive loss.
(5)	Includes various operating expenses such as repairs and maintenance costs and property general and administrative expenses.

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties, the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the years ended December 31, 2015, 2014, and 2013, the properties incurred asset management fees to the Company of approximately $0.6 million, $0.2 million, and less than $0.1 million, respectively. Since the fees are paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because our joint venture partners own a portion of each entity, with the exception of The Miramar Apartments, they absorb their pro rata share of the asset management fee. This amount is reflected on the combined consolidated statements of operations and comprehensive loss in the net loss attributable to noncontrolling interests.

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

Following the Spin-Off and in accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by our Adviser under the terms of the Advisory Agreement include but are not limited to: providing daily management for us, selecting and working with third party service providers, managing our properties or overseeing the third party property manager, formulating an investment strategy for us and selecting suitable properties and investments for us, managing our outstanding debt on properties, managing our interest rate exposure through derivative instruments, determining when to sell assets, and managing the value add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (or partial month) (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The advisory fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. Operating Expenses include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, and the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as our ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, will be billed monthly to us under a shared services agreement. Offering Expenses include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the year ended December 31, 2015, the Adviser did not bill any operating or offering expenses to the Company and any such expenses are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by us for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-Off. Advisory and administrative fees on New Assets are not subject to the above limitation but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

The amount of advisory and administrative fees incurred were $5.6 million, $1.7 million, and less than $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. These fees are reflected on the combined consolidated statements of operations and comprehensive loss in advisory and administrative fees. The allocation of advisory and administrative fees prior to the Spin-Off is based on the terms of the Advisory Agreement between our predecessor and NexPoint Advisors. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by our predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. Following the Spin-Off, the amount paid in 2015 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.2 million of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, and The Place at Vanderbilt, defined as New Assets pursuant to the terms of the Advisory Agreement, for the three months ended December 31, 2015.

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At December 31, 2015, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations and comprehensive loss of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries.

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

10. Subsequent Events

Dividends Declared

On March 7, 2016, the Company’s board of directors declared a quarterly dividend of $0.206 per share, payable on March 31, 2016 to stockholders of record on March 18, 2016.

Potential Sale of Mandarin Reserve, Park at Regency and Meridian

We are under contract to sell Mandarin Reserve and Park at Regency in Jacksonville, Florida and Meridian in Austin, Texas to unaffiliated third-parties. The total carrying value of these multifamily properties as of December 31, 2015 was $46.9 million, representing 5.2% of our total real estate, net as of December 31, 2015. The potential sales were not contemplated as of December 31, 2015, and accordingly, were not classified as real estate held for sale as of December 31, 2015.

11. Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly combined consolidated financial information for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share amounts):

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$25,537	$28,747	$30,771	$32,603
Net loss	(5,893)	(2,265)	(890)	(1,944)

Net loss attributable to common stockholders	(5,399)	(2,253)	(1,064)	(2,116)
Loss per share - basic and diluted (see Note 2)	(0.25)	(0.11)	(0.05)	(0.10)

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$3,977	$6,818	$11,920	$20,435
Net loss	(2,623)	(2,336)	(6,441)	(6,133)

Net loss attributable to common stockholders	(2,305)	(1,981)	(5,743)	(5,572)
Loss per share - basic and diluted (see Note 2)	(0.11)	(0.09)	(0.27)	(0.26)

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$—	$—	$—	$316
Net loss	—	—	—	(170)

Net loss attributable to common stockholders	—	—	—	(170)
Loss per share - basic and diluted (see Note 2)	—	—	—	(0.01)

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(in thousands)

				Initial Cost to Company				Gross Amount Carried at December 31, 2015
Property Name	Location	Ownership Percent	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total	Accumulated Depreciation and Amortization (4)	Date Acquired
The Miramar Apartments	Dallas, Texas	100%	$8,400	$1,580	$7,295	$8,875	$2,247	$1,580	$9,252	$10,832	$(744)	10/31/2013
Arbors on Forest Ridge	Bedford, Texas	90%	10,244	2,330	10,475	12,805	1,309	2,330	11,472	13,802	(913)	1/31/2014
Cutter's Point	Richardson, Texas	90%	12,676	3,330	12,515	15,845	1,242	3,330	13,405	16,735	(1,083)	1/31/2014
Eagle Crest	Irving, Texas	90%	21,860	5,450	21,875	27,325	1,383	5,450	22,604	28,054	(1,738)	1/31/2014
Meridian	Austin, Texas	90%	9,840	2,310	9,990	12,300	1,065	2,310	10,756	13,066	(835)	1/31/2014
Silverbrook	Grand Prairie, Texas	90%	24,320	4,860	25,540	30,400	1,755	4,860	26,502	31,362	(2,273)	1/31/2014
Timberglen	Dallas, Texas	90%	13,560	2,510	14,440	16,950	1,070	2,510	15,102	17,612	(1,163)	1/31/2014
Toscana	Dallas, Texas	90%	7,100	1,730	7,145	8,875	867	1,730	7,782	9,512	(627)	1/31/2014
The Grove at Alban	Frederick, Maryland	76%	18,720	3,640	19,410	23,050	1,357	3,640	19,971	23,611	(1,339)	3/10/2014
Willowdale Crossing	Frederick, Maryland	80%	32,800	4,650	36,350	41,000	1,260	4,650	36,438	41,088	(2,235)	5/15/2014
Edgewater at Sandy Springs	Atlanta, Georgia	90%	43,550	14,290	43,710	58,000	4,242	14,290	46,022	60,312	(2,930)	7/18/2014
Beechwood Terrace	Antioch, Tennessee	90%	17,120	1,390	20,010	21,400	1,373	1,390	20,974	22,364	(1,143)	7/21/2014
Willow Grove	Nashville, Tennessee	90%	11,000	3,940	9,810	13,750	1,594	3,940	11,106	15,046	(651)	7/21/2014
Woodbridge	Nashville, Tennessee	90%	12,800	3,650	12,350	16,000	1,218	3,650	13,234	16,884	(758)	7/21/2014
Abbington Heights	Antioch, Tennessee	90%	10,403	1,770	16,130	17,900	1,178	1,770	16,908	18,678	(930)	8/1/2014
The Summit at Sabal Park	Tampa, Florida	90%	14,287	5,770	13,280	19,050	1,118	5,770	13,994	19,764	(805)	8/20/2014
Courtney Cove	Tampa, Florida	90%	14,210	5,880	13,070	18,950	909	5,880	13,548	19,428	(819)	8/20/2014
Colonial Forest	Jacksonville, Florida	90%	4,125	2,090	3,410	5,500	590	2,090	3,814	5,904	(283)	8/20/2014
Park at Blanding	Orange Park, Florida	90%	4,875	2,610	3,890	6,500	620	2,610	4,333	6,943	(289)	8/20/2014
Park at Regency	Jacksonville, Florida	90%	6,225	2,620	5,680	8,300	697	2,620	6,157	8,777	(412)	8/20/2014
Jade Park	Daytona Beach, Florida	90%	5,850	1,490	6,310	7,800	664	1,490	6,774	8,264	(402)	8/20/2014
Mandarin Reserve	Jacksonville, Florida	90%	19,575	5,610	20,590	26,200	1,982	5,610	21,871	27,481	(1,175)	9/15/2014
Radbourne Lake	Charlotte, North Carolina	90%	19,213	2,440	21,810	24,250	999	2,440	22,157	24,597	(1,137)	9/30/2014
Timber Creek	Charlotte, North Carolina	90%	19,482	11,260	11,490	22,750	2,988	11,260	13,679	24,939	(672)	9/30/2014
Belmont at Duck Creek	Garland, Texas	90%	11,342	1,910	16,615	18,525	1,349	1,910	17,528	19,438	(837)	9/30/2014
The Arbors	Tucker, Georgia	90%	5,812	1,730	6,070	7,800	924	1,730	6,795	8,525	(333)	10/16/2014
The Crossings	Marietta, Georgia	90%	15,874	4,150	17,050	21,200	2,129	3,982	18,345	22,327	(867)	10/16/2014
The Crossings at Holcomb Bridge	Roswell, Georgia	90%	12,450	5,560	10,440	16,000	1,670	5,560	11,494	17,054	(578)	10/16/2014
The Knolls	Marietta, Georgia	90%	16,038	3,410	17,790	21,200	1,559	3,410	18,590	22,000	(880)	10/16/2014
Regatta Bay	Seabrook, Texas	90%	14,000	1,660	16,540	18,200	871	1,660	16,697	18,357	(758)	11/4/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	90%	37,680	7,580	41,920	49,500	1,153	7,580	41,686	49,266	(1,684)	11/5/2014
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	85%	13,600	6,120	10,880	17,000	960	6,120	11,348	17,468	(440)	12/18/2014
Cornerstone	Orlando, Florida	90%	23,480	1,500	30,050	31,550	1,242	1,500	30,398	31,898	(1,080)	1/15/2015
McMillan Place	Dallas, Texas	90%	15,738	3,610	17,374	20,984	1,240	3,610	18,042	21,652	(630)	1/15/2015
Barrington Mill	Marietta, Georgia	90%	43,500	10,170	47,830	58,000	2,586	10,170	48,602	58,772	(1,624)	2/6/2015
Dana Point	Dallas, Texas	90%	12,176	4,090	12,145	16,235	956	4,090	12,739	16,829	(437)	2/26/2015

				Initial Cost to Company				Gross Amount Carried at December 31, 2015
Property Name	Location	Ownership Percent	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total	Accumulated Depreciation and Amortization (4)	Date Acquired
Heatherstone	Dallas, Texas	90%	7,087	2,320	7,130	9,450	842	2,320	7,764	10,084	(257)	2/26/2015
Versailles	Dallas, Texas	90%	19,623	6,720	19,445	26,165	2,077	6,720	20,941	27,661	(686)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	90%	12,660	7,480	13,520	21,000	1,028	7,480	14,147	21,627	(410)	4/15/2015
Madera Point	Mesa, Arizona	95%	22,515	4,920	17,605	22,525	139	4,920	17,744	22,664	(795)	8/5/2015
The Pointe at the Foothills	Mesa, Arizona	95%	51,365	4,840	47,435	52,275	347	4,840	47,782	52,622	(1,879)	8/5/2015
The Place at Vanderbilt	Fort Worth, Texas	95%	13,875	2,350	16,900	19,250	206	2,350	17,106	19,456	(342)	10/30/2015
			$711,050	$177,320	$733,314	$910,634	$55,005	$177,152	$765,603	$942,755	$(39,873)

(1)

Includes mortgages payable and the Bridge Facility. The Bridge Facility is collateralized by Madera Point and The Pointe at the Foothills. The $29.0 million balance was allocated to each property based upon its relative gross real estate amount carried at December 31, 2015.

(2)	Includes gross intangible lease assets of approximately $25.3 million and buildings and improvements and furniture, fixtures, and equipment of approximately $708.0 million.
(3)	Includes gross intangible lease assets of approximately $2.6 million, construction in progress of approximately $5.3 million, and furniture, fixtures, and equipment of approximately $28.0 million.
(4)	Includes gross intangible lease asset amortization of approximately $1.8 million.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	2015	2014	2013
Real Estate:
Balance, beginning of the year	$650,314	$9,115	$—
Acquisitions	277,434	624,325	8,875
Improvements	37,891	16,874	240
Write-off of fully amortized assets	(22,716)	—	—
Write-off of land appropriated (1)	(168)	—	—
Balance, end of the year	$942,755	$650,314	$9,115

Accumulated Depreciation and Amortization:
Balance, beginning of the year	$21,788	$142	$—
Depreciation expense	28,684	9,300	45
Amortization expense	12,117	12,346	97
Write-off of fully amortized assets	(22,716)	—	—
Balance, end of the year	$39,873	$21,788	$142

(1)

On August 4, 2015, The Department of Transportation of the State of Georgia (“DOT”), through exercise of eminent domain, appropriated 0.966 acres of land and certain access rights from The Crossings in Marietta, GA and paid the sum of approximately $326,000 as just and adequate compensation. The Company wrote-off the related carrying value of the land of approximately $168,000.

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

10.1

Agreement of Limited Partnership of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.2

Advisory Agreement by and among NexPoint Residential Trust, Inc., NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.3

Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.