Form 10-Q
period 2016-03-31
NexPoint Residential Trust, Inc.
filed 2016-05-11
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, the registrant had 21,293,825 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2016

Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	1

	Consolidated Unaudited Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and Combined Consolidated Unaudited Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2015	2

	Consolidated Unaudited Statement of Equity for the Three Months Ended March 31, 2016	3

	Consolidated Unaudited Statement of Cash Flows for the Three Months Ended March 31, 2016 and Combined Consolidated Unaudited Statement of Cash Flows for the Three Months Ended March 31, 2015	4

	Notes to Combined Consolidated Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, the performance of our properties, results of operations, strategy, plans or intentions contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

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

•	failure of our operating partnership to qualify as a partnership for federal income tax purposes, causing us to fail to qualify for or to maintain REIT status;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of the Board of Directors to revoke our REIT qualification without stockholder approval;
•	potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; or
•	any of the other risks included under Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2016.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $144,632 and $163,462, respectively)	$158,322	$177,152
Buildings and improvements (including from VIEs of $555,555 and $642,936, respectively)	642,453	729,675
Intangible lease assets	511	2,573
Construction in progress (including from VIEs of $2,466 and $5,070, respectively)	3,124	5,346
Furniture, fixtures, and equipment (including from VIEs of $24,780 and $25,715, respectively)	27,333	28,009
Total Gross Operating Real Estate Investments	831,743	942,755
Accumulated depreciation and amortization (including from VIEs of $37,105 and $36,112, respectively)	(40,401)	(39,873)
Total Net Operating Real Estate Investments	791,342	902,882
Real estate held for sale (net of accumulated depreciation of $7,016 and $0, respectively) (including from VIEs of $107,556 and $0, respectively)	107,556	—
Total Net Real Estate Investments	898,898	902,882
Cash and cash equivalents (including from VIEs of $11,557 and $13,271, respectively)	17,366	16,226
Restricted cash (including from VIEs of $34,749 and $43,500, respectively)	37,607	46,869
Accounts receivable (including from VIEs of $1,252 and $1,517, respectively)	1,909	2,122
Prepaid and other assets (including from VIEs of $2,950 and $1,724, respectively)	3,485	1,961
TOTAL ASSETS	$959,265	$970,060

LIABILITIES AND EQUITY
Bridge facility, net	$28,889	$28,805
Mortgages payable, net (including from VIEs of $523,106 and $609,703, respectively)	589,700	676,324
Mortgages payable held for sale, net (including from VIEs of $86,310 and $0, respectively)	86,310	—
Accounts payable and other accrued liabilities (including from VIEs of $2,438 and $4,049, respectively)	3,320	5,106
Accrued real estate taxes payable (including from VIEs of $2,530 and $5,723, respectively)	2,933	6,057
Accrued interest payable (including from VIEs of $1,430 and $1,332, respectively)	1,571	1,462
Security deposit liability (including from VIEs of $1,224 and $1,277, respectively)	1,486	1,544
Prepaid rents (including from VIEs of $1,161 and $1,633, respectively)	1,305	1,824
Total Liabilities	715,514	721,122
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,293,825 shares issued and outstanding as of March 31, 2016 and December 31, 2015	213	213
Additional paid-in capital	240,625	240,625
Accumulated deficit	(22,995)	(18,593)
Accumulated other comprehensive loss	(726)	(697)
Noncontrolling interests	26,634	27,390
Total Equity	243,751	248,938
TOTAL LIABILITIES AND EQUITY	$959,265	$970,060

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Rental income	$29,370	$22,690
Other income	4,141	2,847
Total revenues	33,511	25,537
Expenses
Property operating expenses	9,382	7,319
Acquisition costs	—	1,931
Real estate taxes and insurance	4,263	3,378
Property management fees (related party)	1,005	759
Advisory and administrative fees (related party)	1,616	1,277
Corporate general and administrative expenses	782	—
Property general and administrative expenses	1,334	1,147
Depreciation and amortization	9,612	11,610
Total expenses	27,994	27,421
Operating income (loss)	5,517	(1,884)
Interest expense	(5,226)	(4,009)
Net income (loss)	291	(5,893)
Net income (loss) attributable to noncontrolling interests	306	(494)
Net income (loss) attributable to common stockholders	$(15)	$(5,399)
Other comprehensive income (loss)
Net losses related to interest rate cap valuations	(32)	(270)
Total comprehensive income (loss)	259	(6,163)
Comprehensive income (loss) attributable to noncontrolling interests	303	(518)
Comprehensive income (loss) attributable to common stockholders	$(44)	$(5,645)

Weighted average common shares outstanding - basic and diluted	21,294	21,294
Dividends declared per common share	$0.206	$—
Earnings (loss) per share - basic and diluted (see Note 2)	$(0.00)	$(0.25)

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(Unaudited)

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total
Balances, December 31, 2015	—	$—	21,294	$213	$240,625	$(18,593)	$(697)	$27,390	$248,938

Distributions / Dividends					—	(4,387)	—	(1,059)	(5,446)

Other comprehensive income (loss)					—	—	(29)	(3)	(32)

Net income (loss)					—	(15)	—	306	291
Balances, March 31, 2016	—	$—	21,294	$213	$240,625	$(22,995)	$(726)	$26,634	$243,751

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$291	$(5,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,612	11,610
Amortization of deferred financing costs	324	307
Change in fair value on derivative instruments included in interest expense	4	116
Amortization of fair market value adjustment of assumed debt	(27)	(27)
Noncash contributions	—	1,277
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	213	(451)
Prepaid and other assets	(1,560)	(537)
Restricted cash	4,879	(273)
Accounts payable and other accrued liabilities	(4,800)	(3,739)
Net cash provided by operating activities	8,936	2,390

Cash flows from investing activities
Change in restricted cash	4,383	(12,455)
Additions to operating real estate investments	(6,200)	(6,821)
Acquisitions of operating real estate investments	—	(143,695)
Net cash used in investing activities	(1,817)	(162,971)

Cash flows from financing activities
Mortgage proceeds received	—	106,414
Mortgage payments	(533)	(246)
Deferred financing fees paid	—	(1,322)
Interest rate cap fees paid	—	(242)
Due to affiliates	—	(20)
Distributions to noncontrolling interests	(1,059)	—
Dividends	(4,387)	—
Contributions from noncontrolling interests	—	6,526
Contributions	—	68,732
Net cash provided by (used in) financing activities	(5,979)	179,842

Net increase in cash	1,140	19,261
Cash, beginning of period	16,226	12,662
Cash, end of period	$17,366	$31,923

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,756	$3,371
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	578	734
Change in fair value on hedging instruments designated as hedges	32	270
Liabilities assumed from acquisitions	—	903
Other assets acquired from acquisitions	—	214
Assumed debt on acquisitions of operating real estate investments	—	18,000

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated on September 19, 2014, and intends to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company holds all or a majority interest in its properties (the “Portfolio”) through the OP. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP. The sole limited partner of the OP is the Company.

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

The Company may also participate with third parties in property ownership, through limited liability companies (“LLCs”), funds or other types of co-ownership or acquire real estate or interests in real estate in exchange for the issuance of common stock, units, preferred stock or options to purchase stock. These types of investments may permit the Company to own interests in larger assets without unduly restricting diversification which provides flexibility in structuring the Company’s portfolio.

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

2. Summary of Significant Accounting Policies

Predecessor

With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. Our predecessor included all of the properties in our Portfolio that were held directly or indirectly by Freedom REIT, a wholly owned subsidiary of NHF, prior to the Spin-Off that occurred on March 31, 2015. However, our combined consolidated statements of operations and comprehensive income (loss) and combined consolidated statements of cash flows reflect operations of our predecessor through March 31, 2015 as if they were incurred by us. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout these combined consolidated financial statements to the “Company”, “we”, or “our”, include the activity of the predecessor defined above.

Basis of Accounting

The accompanying unaudited combined consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated balance sheets include the accounts of the Company and its subsidiaries. Our predecessor combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical results of operations and cash flows for the period prior to the Spin-Off. All intercompany balances and transactions are eliminated in combination and consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2015 and notes thereto included in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2016. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2016.

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

The results of operations for acquired properties are included in the combined consolidated statements of operations and comprehensive income (loss) from their respective acquisition dates.

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

Construction in progress includes the cost of renovation projects being performed at the various properties. Once a project is complete, the historical cost of the renovation is placed into service in one of the categories above depending on the type of renovation project and is depreciated over the estimated useful lives as described in the table above.

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after an active program to sell the asset has commenced or the asset is under contract for sale and after the evaluation of other factors. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset, and no further depreciation expense is recorded. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. Real estate assets and the related debt held for sale are stated separately on the accompanying consolidated balance sheets.

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the periods ended March 31, 2016 and 2015, the Company did not record any impairment charges related to real estate assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by our first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance our value-add renovations at each of our properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Security deposits	$963	$1,034
Operating escrows	16,504	21,312
Renovation value-add reserves	20,140	24,523
	$37,607	$46,869

Prepaid acquisition deposits

The Company incurs costs in connection with future acquisitions that may include good faith deposits prior to possible acquisitions that are expected to be rolled into the costs of the closing. Until an acquisition closes, the Company reflects these costs as prepaid costs on the consolidated balance sheets. No such costs existed as of March 31, 2016 and December 31, 2015.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, of $5.8 million and $6.0 million are recorded as a deduction from mortgages payable on the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. Deferred financing costs, net of amortization, of $0.1 million and $0.2 million are recorded as a deduction from the debt related to the Company’s bridge facility on the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. Amortization of deferred financing costs of $0.3 million and $0.3 million is included in interest expense on the combined consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, respectively.

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

Accounting for Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a VIE in accordance with FASB ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the primary beneficiary. Variable interests in a VIE are contractual, ownership, or other financial interests that change with changes in the fair value of the VIE’s net assets. The Company assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If an entity in which the Company holds a joint venture interest qualifies as a VIE and the Company is determined to be the primary beneficiary, the joint venture is consolidated.

The following table represents the Company’s investments at March 31, 2016 and December 31, 2015:

Property Name		Location	Year Acquired	Effective Ownership Percentage at March 31, 2016	Effective Ownership Percentage at December 31, 2015
The Miramar Apartments	(1)	Dallas, Texas	2013	100%	100%
Arbors on Forest Ridge		Bedford, Texas	2014	90%	90%
Cutter’s Point		Richardson, Texas	2014	90%	90%
Eagle Crest		Irving, Texas	2014	90%	90%
Meridian	(2)	Austin, Texas	2014	90%	90%
Silverbrook		Grand Prairie, Texas	2014	90%	90%
Timberglen		Dallas, Texas	2014	90%	90%
Toscana		Dallas, Texas	2014	90%	90%
The Grove at Alban	(2)	Frederick, Maryland	2014	76%	76%
Willowdale Crossing	(2)	Frederick, Maryland	2014	80%	80%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	90%	90%
Beechwood Terrace		Nashville, Tennessee	2014	90%	90%
Willow Grove		Nashville, Tennessee	2014	90%	90%
Woodbridge		Nashville, Tennessee	2014	90%	90%
Abbington Heights		Antioch, Tennessee	2014	90%	90%
The Summit at Sabal Park		Tampa, Florida	2014	90%	90%
Courtney Cove		Tampa, Florida	2014	90%	90%
Colonial Forest		Jacksonville, Florida	2014	90%	90%
Park at Blanding		Orange Park, Florida	2014	90%	90%
Park at Regency	(2)	Jacksonville, Florida	2014	90%	90%
Jade Park		Daytona Beach, Florida	2014	90%	90%
Mandarin Reserve	(2)	Jacksonville, Florida	2014	90%	90%
Radbourne Lake		Charlotte, North Carolina	2014	90%	90%
Timber Creek		Charlotte, North Carolina	2014	90%	90%
Belmont at Duck Creek		Garland, Texas	2014	90%	90%
The Arbors		Tucker, Georgia	2014	90%	90%
The Crossings		Marietta, Georgia	2014	90%	90%
The Crossings at Holcomb Bridge		Roswell, Georgia	2014	90%	90%
The Knolls		Marietta, Georgia	2014	90%	90%
Regatta Bay		Seabrook, Texas	2014	90%	90%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	90%	90%
Southpoint Reserve at Stoney Creek		Fredericksburg, Virginia	2014	85%	85%
Cornerstone		Orlando, Florida	2015	90%	90%
McMillan Place		Dallas, Texas	2015	90%	90%
Barrington Mill		Marietta, Georgia	2015	90%	90%
Dana Point		Dallas, Texas	2015	90%	90%
Heatherstone		Dallas, Texas	2015	90%	90%
Versailles		Dallas, Texas	2015	90%	90%
Seasons 704 Apartments		West Palm Beach, Florida	2015	90%	90%
Madera Point	(1)	Mesa, Arizona	2015	95%	95%
The Pointe at the Foothills	(1)	Mesa, Arizona	2015	95%	95%
The Place at Vanderbilt	(1)	Fort Worth, Texas	2015	95%	95%

(1)	The entities that own these properties are not VIEs.
(2)	Properties are classified as held for sale as of March 31, 2016.

In connection with its indirect equity investments in the properties acquired, the Company, through the OP, directly or indirectly holds membership interests in single-asset LLCs that directly own the properties. The majority of these entities are deemed to be VIEs as we have disproportionate voting rights (in the form of substantive participating rights over all of the decisions that are made that most significantly affect economic performance) relative to our economic interests in the entities and substantially all of the activities of the entities are performed on our behalf. The Company is considered the primary beneficiary of these VIEs as no single party meets both criteria to be the primary beneficiary, and we are the member of the related party group that has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Within the related party group, the Company is the most closely associated to the VIE based on the purpose and design of the entity, the size of our ownership interests relative to the other investors, and the rights we hold with respect to the other investors’ equity interests, including our ability to preclude any transfers of their interests and ability to drag them along on the sale of our equity interest. All VIEs are consolidated in the Company’s financial statements. The assets of each VIE can only be used to settle obligations of that particular VIE, and the creditors of each entity have no recourse to the assets of other entities or the Company.

The other investor in the VIEs is BH Equities, LLC (“BH Equity”) or affiliates of BH Equity. When these VIEs were formed, BH Equity invested cash in each VIE and received a proportional share of each VIE that it invested in. Each VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. BH Equity, or its affiliates, provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to each VIE. In consideration of the guarantees provided by BH Equity and its affiliates, they will earn an additional profit interest in each VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the agreements between each VIE and BH Equity or its affiliates.

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

Asset Management & Property Management Services

Asset management fee and property management fee expenses are recognized when incurred in accordance with each management agreement (see Note 8).

Income Taxes

The Company intends to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2016, the Company believes it is in compliance with all applicable REIT requirements.

Reportable Segment

Substantially all of the Company’s net income (loss) is from investments in real estate properties within the multifamily sector that the Company owns through LLCs. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment and, accordingly, its properties are aggregated into one reportable segment.

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

Per Share Data

The Company began operations on March 31, 2015, as described above, and therefore the Company had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive income (loss), the Company has presented basic and diluted earnings (loss) per share as if the operating activities of the predecessor were those of the Company and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off. Basic earnings (loss) per share will be shown for all periods presented and computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. There were no potentially dilutive securities for any of the periods presented. For the three months ended March 31, 2016 and 2015, the Company incurred earnings (loss) per share of $(0.00) and $(0.25), respectively.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The ASU is effective for annual and interim periods beginning after December 15, 2015, with early adoption being permitted. The Company implemented the provisions of ASU 2014-15 as of January 1, 2016 and there was no material impact on its combined consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which changes the way reporting enterprises record debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company implemented the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The retrospective application required upon adoption of ASU 2015-03 resulted in a reclassification of approximately $6.2 million of debt issuance costs from deferred financing costs, net, to a deduction from debt in its consolidated balance sheet as of December 31, 2015. At December 31, 2015, the following amounts of deferred financing costs were reclassified (in thousands):

	Assets	Liabilities
	Deferred financing costs, net	Bridge facility, net	Mortgages payable, net
December 31, 2015
As previously presented	$6,213	$29,000	$682,342
Reclassification of deferred financing costs, net	(6,213)	(195)	(6,018)
As presented herein	$—	$28,805	$676,324

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim reporting periods beginning after December 15, 2018. The Company expects to implement the provisions of ASU 2014-09 as of January 1, 2019. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company expects to implement the provisions of ASU 2016-01 as of January 1, 2019, and does not expect the new standard to have a material impact on its combined consolidated financial statements.

3. Acquisitions

As of March 31, 2016, through its consolidated joint ventures, the Company has invested in a total of 42 multifamily properties as listed below:

Property Name		Rentable Square Footage	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of March 31, 2016 (2)	% Occupied as of December 31, 2015 (2)
The Miramar Apartments		183,100	314	10/31/2013	$587	93.3%	92.4%
Arbors on Forest Ridge		154,556	210	1/31/2014	817	95.7%	93.8%
Cutter’s Point		197,972	196	1/31/2014	982	96.4%	93.9%
Eagle Crest		395,951	447	1/31/2014	809	95.7%	95.5%
Meridian	(3)	148,200	200	1/31/2014	831	96.0%	94.0%
Silverbrook		526,138	642	1/31/2014	717	95.5%	93.6%
Timberglen		221,376	304	1/31/2014	753	93.1%	96.1%
Toscana		115,400	192	1/31/2014	656	95.8%	94.8%
The Grove at Alban	(3)	267,300	290	3/10/2014	989	93.1%	94.5%
Willowdale Crossing	(3)	411,800	432	5/15/2014	942	91.7%	88.9%
Edgewater at Sandy Springs		726,774	760	7/18/2014	837	93.7%	94.5%
Beechwood Terrace		271,728	300	7/21/2014	812	94.7%	97.3%
Willow Grove		229,140	244	7/21/2014	795	95.9%	95.9%
Woodbridge		246,840	220	7/21/2014	899	95.5%	96.4%
Abbington Heights		238,974	274	8/1/2014	796	94.5%	94.5%
The Summit at Sabal Park		204,545	252	8/20/2014	859	90.5%	92.5%
Courtney Cove		224,958	324	8/20/2014	748	96.0%	95.4%
Colonial Forest		160,093	174	8/20/2014	645	96.6%	94.8%
Park at Blanding		116,410	117	8/20/2014	783	97.4%	97.4%
Park at Regency	(3)	134,253	159	8/20/2014	769	95.0%	96.2%
Jade Park		118,392	144	8/20/2014	758	95.8%	90.3%
Mandarin Reserve	(3)	449,276	520	9/15/2014	726	95.8%	93.1%
Radbourne Lake		246,599	225	9/30/2014	967	97.3%	96.9%
Timber Creek		248,391	352	9/30/2014	741	95.5%	94.3%
Belmont at Duck Creek		198,279	240	9/30/2014	901	96.3%	93.8%
The Arbors		127,536	140	10/16/2014	799	91.4%	94.3%
The Crossings		377,840	380	10/16/2014	766	93.4%	92.9%
The Crossings at Holcomb Bridge		247,982	268	10/16/2014	791	96.3%	95.9%
The Knolls		311,160	312	10/16/2014	842	94.9%	93.9%
Regatta Bay		200,440	240	11/4/2014	1,029	92.5%	93.3%
Sabal Palm at Lake Buena Vista		370,768	400	11/5/2014	1,098	96.0%	96.0%
Southpoint Reserve at Stoney Creek		115,712	156	12/18/2014	1,004	85.9%	94.9%
Cornerstone		317,565	430	1/15/2015	829	94.7%	93.3%
McMillan Place		290,051	402	1/15/2015	666	93.3%	91.3%
Barrington Mill		692,180	752	2/6/2015	757	94.1%	95.6%
Dana Point		206,276	264	2/26/2015	734	95.5%	92.8%
Heatherstone		115,615	152	2/26/2015	787	94.1%	94.1%
Versailles		300,908	388	2/26/2015	771	95.6%	90.2%
Seasons 704 Apartments		216,891	222	4/15/2015	980	96.8%	97.3%
Madera Point		192,880	256	8/5/2015	769	94.5%	93.8%
The Pointe at the Foothills		472,952	528	8/5/2015	824	93.2%	90.7%
The Place at Vanderbilt		288,532	333	10/30/2015	750	92.5%	92.8%
		11,281,733	13,155

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2016 and December 31, 2015, divided by the total number of units, expressed as a percentage.
(3)	Properties are classified as held for sale as of March 31, 2016.

4. Real Estate Investments

As of March 31, 2016, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,710	$—	$49	$619	$10,958
Arbors on Forest Ridge	2,330	10,944	—	2	546	13,822
Cutter’s Point	3,330	12,752	—	1	715	16,798
Eagle Crest	5,450	21,867	—	12	794	28,123
Silverbrook	4,860	25,004	—	44	1,557	31,465
Timberglen	2,510	14,394	—	20	736	17,660
Toscana	1,730	7,253	—	5	553	9,541
Edgewater at Sandy Springs	14,290	43,650	—	29	2,641	60,610
Beechwood Terrace	1,390	20,412	—	30	649	22,481
Willow Grove	3,940	10,625	—	1	509	15,075
Woodbridge	3,650	12,609	—	100	598	16,957
Abbington Heights	1,770	16,200	—	77	708	18,755
The Summit at Sabal Park	5,770	13,313	—	7	734	19,824
Courtney Cove	5,880	12,854	—	46	711	19,491
Colonial Forest	2,090	3,487	—	—	357	5,934
Park at Blanding	2,610	4,031	—	6	314	6,961
Jade Park	1,490	6,411	—	30	419	8,350
Radbourne Lake	2,440	21,315	—	105	784	24,644
Timber Creek	11,260	13,128	—	47	598	25,033
Belmont at Duck Creek	1,910	16,953	—	77	586	19,526
The Arbors	1,730	6,515	—	4	292	8,541
The Crossings	3,982	17,366	—	197	1,044	22,589
The Crossings at Holcomb Bridge	5,560	10,704	—	42	820	17,126
The Knolls	3,410	17,605	—	3	1,122	22,140
Regatta Bay	1,660	16,125	—	54	604	18,443
Sabal Palm at Lake Buena Vista	7,580	41,027	—	45	699	49,351
Southpoint Reserve at Stoney Creek	6,120	10,927	—	139	376	17,562
Cornerstone	1,500	29,918	—	201	551	32,170
McMillan Place	3,610	17,719	—	117	624	22,070
Barrington Mill	10,170	47,369	—	336	1,480	59,355
Dana Point	4,090	12,030	—	167	728	17,015
Heatherstone	2,320	7,364	—	68	504	10,256
Versailles	6,720	19,912	—	281	1,022	27,935
Seasons 704 Apartments	7,480	13,773	—	172	405	21,830
Madera Point	4,920	16,650	—	120	536	22,226
The Pointe at the Foothills	4,840	45,411	—	379	855	51,485
The Place at Vanderbilt	2,350	16,126	511	111	543	19,641
	158,322	642,453	511	3,124	27,333	831,743
Accumulated depreciation and amortization	—	(32,802)	(426)	—	(7,174)	(40,401)
Total Operating Properties	$158,322	$609,651	$85	$3,124	$20,159	$791,342

Held For Sale Properties
Meridian	2,310	10,327	—	12	462	13,111
The Grove at Alban	3,640	19,012	—	18	1,108	23,778
Willowdale Crossing	4,650	35,644	—	36	873	41,203
Park at Regency	2,620	5,708	—	15	488	8,831
Mandarin Reserve	5,610	20,866	—	59	1,114	27,649
	18,830	91,557	—	140	4,045	114,572
Accumulated depreciation and amortization	—	(5,997)	—	—	(1,019)	(7,016)
Total Held For Sale Properties	$18,830	$85,560	$—	$140	$3,026	$107,556

Total	$177,152	$695,211	$85	$3,264	$23,185	$898,898

As of December 31, 2015, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,601	$—	$48	$603	$10,832
Arbors on Forest Ridge	2,330	10,948	—	—	524	13,802
Cutter's Point	3,330	12,747	—	37	621	16,735
Eagle Crest	5,450	21,846	—	15	743	28,054
Meridian	2,310	10,325	—	12	419	13,066
Silverbrook	4,860	24,909	—	118	1,475	31,362
Timberglen	2,510	14,379	—	20	703	17,612
Toscana	1,730	7,256	—	4	522	9,512
The Grove at Alban	3,640	18,994	—	66	911	23,611
Willowdale Crossing	4,650	35,631	—	23	784	41,088
Edgewater at Sandy Springs	14,290	43,429	—	199	2,394	60,312
Beechwood Terrace	1,390	20,374	—	28	572	22,364
Willow Grove	3,940	10,621	—	2	483	15,046
Woodbridge	3,650	12,581	—	110	543	16,884
Abbington Heights	1,770	16,184	—	67	657	18,678
The Summit at Sabal Park	5,770	13,311	—	9	674	19,764
Courtney Cove	5,880	12,850	—	30	668	19,428
Colonial Forest	2,090	3,486	—	—	328	5,904
Park at Blanding	2,610	4,025	—	4	304	6,943
Park at Regency	2,620	5,706	—	5	446	8,777
Jade Park	1,490	6,404	—	19	351	8,264
Mandarin Reserve	5,610	20,850	—	—	1,021	27,481
Radbourne Lake	2,440	21,194	—	224	739	24,597
Timber Creek	11,260	13,101	—	37	541	24,939
Belmont at Duck Creek	1,910	16,948	—	47	533	19,438
The Arbors	1,730	6,512	—	4	279	8,525
The Crossings	3,982	16,696	—	759	890	22,327
The Crossings at Holcomb Bridge	5,560	10,644	—	101	749	17,054
The Knolls	3,410	17,574	—	—	1,016	22,000
Regatta Bay	1,660	16,120	—	34	543	18,357
Sabal Palm at Lake Buena Vista	7,580	40,833	—	214	639	49,266
Southpoint Reserve at Stoney Creek	6,120	10,896	—	166	286	17,468
Cornerstone	1,500	29,786	—	201	411	31,898
McMillan Place	3,610	17,127	—	398	517	21,652
Barrington Mill	10,170	47,055	—	430	1,117	58,772
Dana Point	4,090	11,760	—	330	649	16,829
Heatherstone	2,320	6,962	—	403	399	10,084
Versailles	6,720	19,339	—	699	903	27,661
Seasons 704 Apartments	7,480	13,532	—	254	361	21,627
Madera Point	4,920	16,632	629	39	444	22,664
The Pointe at the Foothills	4,840	45,395	1,433	186	768	52,622
The Place at Vanderbilt	2,350	16,112	511	4	479	19,456
	177,152	729,675	2,573	5,346	28,009	942,755
Accumulated depreciation and amortization	—	(32,350)	(1,844)	—	(5,679)	(39,873)
	$177,152	$697,325	$729	$5,346	$22,330	$902,882

Depreciation expense was $9.0 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.6 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively.  Amortization expense related to the Company’s intangible lease assets for the remainder of the year ended December 31, 2016 for all acquisitions completed through March 31, 2016 is expected to be $0.1 million. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2015 has been fully amortized and the assets and related accumulated amortization have been written-off as of March 31, 2016.

5. Pro Forma Financial Information (unaudited)

The Company acquired 10 properties during the period January 1, 2015 through March 31, 2016. The following unaudited pro forma information for the three months ended March 31, 2016 and 2015 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2015. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods. The following table summarizes, on an unaudited basis, the combined consolidated pro forma results of operations of the Company for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Actual:
Total revenues	$33,511	$25,537
Net income (loss)	291	(5,893)
Earnings (loss) per share - basic and diluted (see Note 2)	(0.00)	(0.25)

Pro forma:
Total revenues	33,511	30,871
Net income (loss)	934	(13,399)
Earnings (loss) per share - basic and diluted (see Note 2)	0.04	(0.63)

The pro forma information includes adjustments to actual revenues and expenses recorded to reflect operations of all properties acquired as of March 31, 2016, assuming each was owned by the Company and operating as of January 1, 2015. Net income (loss) has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties, and half of the intangible lease assets have been amortized during the three months ended March 31, 2015 due to the six-month life of intangible assets; (3) acquisition costs have been excluded for pro forma purposes for the acquisition costs of the properties; (4) advisory and administrative fees have been adjusted to include the acquisitions on a pro forma basis; and (5) general and administrative fees expected to be incurred on a quarterly basis at a parent level have been adjusted to include the acquisitions on a pro forma basis and are estimated to be approximately $800,000 per quarter.

6. Debt

Mortgages Payable

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2016:

Operating Properties		Type	Term (months)	Amortization (months)	Outstanding Principal (1) (in thousands)		Interest Rate (2)	Max Note Rate (3)	Maturity Date
The Miramar Apartments	(4)	Floating	120	360	$8,400		2.66%	5.75%	2/1/2025
Beechwood Terrace	(5)	Floating	84	360	17,120		2.52%	6.00%	8/1/2021
Colonial Forest	(5)	Floating	84	360	4,125		2.60%	6.25%	9/1/2021
Courtney Cove	(5)	Floating	84	360	14,210		2.52%	5.75%	9/1/2021
Edgewater at Sandy Springs	(5)	Floating	84	360	43,550		2.53%	5.75%	8/1/2021
Park at Blanding	(5)	Floating	84	360	4,875		2.60%	7.25%	9/1/2021
The Summit at Sabal Park	(5)	Floating	84	360	14,287		2.52%	5.75%	9/1/2021
Willow Grove	(5)	Floating	84	360	11,000		2.55%	6.00%	8/1/2021
Jade Park	(5)	Floating	84	360	5,850		2.59%	6.49%	9/1/2021
Woodbridge	(5)	Floating	84	360	12,800		2.53%	6.25%	8/1/2021
Southpoint Reserve at Stoney Creek	(5)	Floating	84	360	13,600		2.55%	6.00%	1/1/2022
Barrington Mill	(5)	Floating	84	360	43,500		2.40%	5.50%	3/1/2022
Dana Point	(5)	Floating	84	360	12,176		2.49%	5.50%	3/1/2022
Heatherstone	(5)	Floating	84	360	7,087		2.52%	5.50%	3/1/2022
Versailles	(5)	Floating	84	360	19,623		2.47%	5.50%	3/1/2022
Seasons 704 Apartments	(5)	Floating	84	360	12,660		2.24%	5.95%	5/1/2022
Arbors on Forest Ridge	(6)	Floating	84	360	10,226		3.17%	5.75%	2/1/2021
Cutter's Point	(6)	Floating	84	360	12,654		3.17%	5.75%	2/1/2021
Eagle Crest	(6)	Floating	84	360	21,822		3.17%	5.75%	2/1/2021
Silverbrook	(6)	Floating	84	360	24,277		3.17%	5.75%	2/1/2021
Timberglen	(6)	Floating	84	360	13,536		3.17%	5.75%	2/1/2021
Toscana	(6)	Floating	84	360	7,088		3.17%	5.75%	2/1/2021
Timber Creek	(7)	Floating	120	360	19,482		2.26%	5.96%	10/1/2024
Radbourne Lake	(7)	Floating	120	360	19,213		2.25%	6.25%	10/1/2024
The Arbors	(7)	Floating	120	360	5,812		2.25%	7.11%	11/1/2024
The Crossings	(7)	Floating	120	360	15,874		2.25%	7.21%	11/1/2024
The Crossings at Holcomb Bridge	(7)	Floating	120	360	12,450		2.25%	7.35%	11/1/2024
The Knolls	(7)	Floating	120	360	16,038		2.25%	7.11%	11/1/2024
McMillan Place	(7)	Floating	120	360	15,738		2.36%	5.92%	2/1/2025
Sabal Palm at Lake Buena Vista	(7)	Floating	120	360	37,680		2.25%	6.26%	12/1/2024
Abbington Heights	(8)	Fixed	120	360	10,354		3.79%	3.79%	9/1/2022
Belmont at Duck Creek	(9)	Fixed	84	360	11,293		4.68%	4.68%	9/1/2018
Regatta Bay	(10)	Floating	60	360	14,000		2.33%	N/A	11/1/2020
Cornerstone	(11)	Fixed	120	360	23,380		4.24%	4.24%	3/1/2023
Madera Point	(12)	Floating	60	360	13,515		2.34%	N/A	9/1/2020
The Pointe at the Foothills	(12)	Floating	60	360	31,365		2.33%	N/A	9/1/2020
The Place at Vanderbilt	(13)	Floating	84	360	13,824		2.67%	5.75%	1/1/2022
					$594,484
Fair market value adjustment					265	(14)
Deferred financing costs, net					(5,049)
					$589,700

Held For Sale Properties
The Grove at Alban	(5)	Floating	84	360	18,720		2.98%	6.50%	4/1/2021
Park at Regency	(5)	Floating	84	360	6,225		2.60%	7.01%	9/1/2021
Mandarin Reserve	(5)	Floating	84	360	19,465		2.54%	5.50%	10/1/2021
Willowdale Crossing	(5)	Floating	84	360	32,800		2.71%	5.75%	6/1/2021
Meridian	(6)	Floating	84	360	9,823		3.17%	5.75%	2/1/2021
					$87,033
Deferred financing costs, net					(723)
					$86,310

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on one-month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on three-month LIBOR, subject to a floor of 0.25%, plus 1.70%) and Cornerstone (based on a blended fixed rate of 4.24%). One-month and three-month LIBOR as of March 31, 2016 were 0.4373% and 0.6286%, respectively.

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

(7)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 116th month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last four months of the term.

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

(11)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013 and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, we placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of March 31, 2016, the total indebtedness secured by the property is approximately $23.4 million and has a blended interest rate of 4.24%.

(12)	Loan can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(13)

Debt was assumed upon acquisition of this property at approximated fair value. The assumed debt was originally issued on December 22, 2014 and matures on January 1, 2022. The loan only required interest only payments for the first 12 months (interest only period ended January 31, 2016) after which time the loan began amortizing. The loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(14)

The Company reflected a valuation adjustment on its fixed rate debt for Belmont at Duck Creek to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of our mortgage indebtedness was 2.66% as of March 31, 2016 and 2.67% as of December 31, 2015.

Each of our mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2016, the Company believes it is in compliance with all provisions.

Bridge Facility

On August 5, 2015, the Company executed a bridge facility (the “Bridge Facility”) with KeyBank, N.A. in the amount of $29.0 million. The proceeds from the Bridge Facility were used to fund a portion of the purchase price of the Madera Point and The Pointe at the Foothills acquisitions. The Bridge Facility is payable in full on August 4, 2016, but is pre-payable at any time without penalty. The Bridge Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.00% plus one-month LIBOR. The Bridge Facility is recourse to the Company and is secured by the equity interests in Madera Point and The Pointe at the Foothills. We are in discussions with KeyBank, N.A. to convert the Bridge Facility to a revolving credit facility and extend the maturity date, alleviating the need to repay the Bridge Facility in full in August 2016. If we are unable to convert the Bridge Facility, we plan to use proceeds from sales of properties, cash on hand, proceeds from the refinancing of current debt in amounts in excess of the current balances, or proceeds from a future equity offering or issuance of debt to repay the Bridge Facility.

The bridge facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of March 31, 2016, the Company believes it is in compliance with all provisions.

Schedule of Debt Maturities

Debt maturities scheduled for the remainder of 2016, each of the next four years and thereafter, are as follows (in thousands):

	Operating Properties & Bridge Facility		Held For Sale Properties	Total
Remainder of 2016	31,842	(1)	1,122	32,964
2017	5,828		1,907	7,735
2018	21,403		1,948	23,351
2019	11,217		1,987	13,204
2020	70,317		2,024	72,341
Thereafter	482,877		78,045	560,922
Total	$623,484		$87,033	$710,517

(1)	The scheduled maturity for 2016 is inclusive of the Bridge Facility of $29.0 million with KeyBank, N.A. that matures on August 4, 2016.

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

Real estate acquisitions

As of March 31, 2016 and as further discussed in Notes 2 and 3, the Company had acquired 42 properties for approximately $910.6 million. The purchase prices of these properties were allocated as follows: land of approximately $177.3 million, buildings, building improvements, furniture, fixtures and equipment of approximately $708.0 million, and intangible lease assets of approximately $25.3 million based on their estimated fair values using Level 3 inputs. Of the 42 properties acquired, there were five properties with assumed debt which was recorded based on their estimated fair value using Level 2 inputs.

As discussed in Note 2, fair value measurements at the time of acquisition were determined by management using available market information and appropriate valuation methodologies available to management for the period ended March 31, 2016 and at December 31, 2015. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The following table represents critical assumptions used and the ranges for those assumptions:

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to mortgage debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps to cap the total amount of interest expense the Company may pay in a rising interest rate environment. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps have terms ranging from 3-4 years. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with most of our existing variable-rate debt. The derivative financial instruments that we employ cap our variable interest rate at a weighted average interest rate of 5.99%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and is subsequently reclassified into net income or loss in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income as interest expense. During the three months ended March 31, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of March 31, 2015, the Company had 14 derivatives designated as cash flow hedges.

As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	15	$259,659

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income as interest expense. As of March 31, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	21	$318,687

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	Asset Derivative			Liability Derivative
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$23	$61	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	2	6	Other liabilities	—	—
Total		$25	$67		$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2016	2015	(effective portion)	2016	2015	(ineffective portion)	2016	2015
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate caps	$(32)	$(270)	Interest expense	$(6)	$—	Interest expense	$—	$—

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2016	2015
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate caps	Interest expense	$(4)	$(116)

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

8. Related Party Transactions

Fees and reimbursements to BH and its affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company by virtue of ownership in certain VIEs through BH’s affiliates. The property management fee is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of our properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed for various operating expenses it pays on their behalf. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Fees incurred
Property management fees (1)	$1,005	$759
Construction supervision fees (2)	205	141
Acquisition fees (3)	—	1,191

Reimbursements
Payroll and benefits (4)	4,191	3,034
Other reimbursements (5)	300	249

(1)	Included in property management fees on the combined consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs and are included in acquisition costs on the combined consolidated statements of operations and comprehensive income (loss).
(4)	Included in property operating expenses on the combined consolidated statements of operations and comprehensive income (loss).
(5)	Includes various operating expenses such as repairs and maintenance costs and property general and administrative expenses.

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties, the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the three months ended March 31, 2016 and 2015, the properties incurred asset management fees to the Company of approximately $0.2 million and $0.1 million, respectively.  Since the fees are paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because our joint venture partners own a portion of each entity, with the exception of The Miramar Apartments, they absorb their pro rata share of the asset management fee. This amount is reflected on the combined consolidated statements of operations and comprehensive income (loss) in the net income (loss) attributable to noncontrolling interests.

Advisory and Administrative Fee

Prior to the Spin-Off, the predecessor paid NexPoint Advisors, an affiliate of the Adviser, an annual advisory fee, paid monthly, in an amount equal to 1.00% of the average weekly value of the predecessor’s “Managed Assets.” The predecessor’s Managed Assets were an amount equal to the total assets of the predecessor, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the predecessor’s investment objectives and policies, and/or (iv) any other means.

Additionally, the predecessor paid NexPoint Advisors an administrative fee for services to the predecessor. The administrative fee was payable monthly, in an amount equal to 0.20% of the average weekly value of the predecessor’s Managed Assets. The advisory and administrative fees were paid by the predecessor on behalf of the Company.

Following the Spin-Off and in accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by our Adviser under the terms of the Advisory Agreement include but are not limited to: providing daily management for us, selecting and working with third party service providers, managing our properties or overseeing the third party property manager, formulating an investment strategy for us and selecting suitable properties and investments for us, managing our outstanding debt on properties, managing our interest rate exposure through derivative instruments, determining when to sell assets, and managing the value add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The advisory fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations.

In accordance with the Advisory Agreement, the Company also pays the Adviser an administrative fee equal to 0.20% of the Average Real Estate Assets. The administrative fee will be payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the administrative fee in shares of common stock, subject to certain limitations. The advisory and administrative fees to be paid to the Adviser on the Contributed Assets (as defined below) are subject to a stipulated cap.

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. Operating Expenses include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, and the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as our ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, will be billed monthly to us under a shared services agreement. Offering Expenses include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2016, the Adviser did not bill any operating or offering expenses to the Company and any such expenses the Adviser incurred during the period are considered to be permanently waived.

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

The amount of advisory and administrative fees incurred were $1.6 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.  These fees are reflected on the combined consolidated statements of operations and comprehensive income (loss) in advisory and administrative fees. The allocation of advisory and administrative fees prior to the Spin-Off is based on the terms of the Advisory Agreement between our predecessor and NexPoint Advisors. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by our predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. The amount paid for the three months ended March 31, 2016 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.3 million of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, and The Place at Vanderbilt, defined as New Assets pursuant to the terms of the Advisory Agreement.

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At March 31, 2016, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations and comprehensive income (loss) of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries.

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

10. Subsequent Events

Sale of Multifamily Property

The Company sold the following property subsequent to March 31, 2016 (in thousands) (unaudited):

Property Name	Location	Date of Sale	Real Estate Carrying Value, net	Debt Outstanding
Meridian	Austin, Texas	May 10, 2016	12,177	9,823

This property was classified as held for sale as of March 31, 2016. The sales price of the property was approximately $17.3 million.

Dividends Declared

On May 9, 2016, the Company’s board of directors declared a quarterly dividend of $0.206 per share, payable on June 30, 2016 to stockholders of record on June 15, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted or expected in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2016. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements may not necessarily reflect our financial condition and results of operations in the future.

Overview

As of March 31, 2016, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 42 multifamily properties encompassing 13,155 units of apartment space that was approximately 94.5% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $811 as of March 31, 2016.

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ management and capex value-add programs at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties. We are externally managed by NexPoint Real Estate Advisors L.P., or our Adviser, an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”), a leading global alternative asset manager and an SEC-registered investment adviser which, together with its affiliates, had approximately $17.0 billion in assets under management as of March 31, 2016.

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

We intend to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We believe we are organized and operate in such a manner so as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include but are not limited to payments of reimbursements to the Adviser, audit fees, legal fees, listing fees, board of director fees, and investor relation costs. Corporate general and administrative expenses, the reimbursement of Adviser operating expenses, administrative fees and the advisory fees paid to our Adviser (including advisory and administrative fees on New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), or the “Expense Cap.” The Expense Cap does not limit the reimbursement by the Company of expenses related to securities offerings paid by the Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

As of March 31, 2016, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 42 multifamily properties encompassing 13,155 units of apartment space that was approximately 94.5% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $811 as of March 31, 2016.

The following table sets forth a summary of our operating results for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenues	$33,511	$25,537
Total expenses	(27,994)	(27,421)
Operating income (loss)	5,517	(1,884)
Interest expense	(5,226)	(4,009)
Net income (loss)	291	(5,893)
Net income (loss) attributable to noncontrolling interests	306	(494)
Net income (loss) attributable to common stockholders	$(15)	$(5,399)

The change in our operating results for the three months ended March 31, 2016 as compared to the operating results for the three months ended March 31, 2015 primarily relates to the Company acquiring, owning and operating an additional four properties for a total of 42 properties as of March 31, 2016 as compared to acquiring, owning and operating 38 properties as of March 31, 2015, as well as increases in same store operating results. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016.

Revenues

Rental income. Rental income was $29.4 million for the three months ended March 31, 2016 compared to $22.7 million for the three months ended March 31, 2015, which was an increase of approximately $6.7 million. The increase between the periods was primarily due to the acquisition of four additional properties. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016. We have also experienced an increase in rental income from our properties based upon increased rents and increased occupancy rates due to the value-add programs that we have implemented as well as organic growth in rents in the markets where these properties are located. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $811 as of March 31, 2016 compared to $771 as of March 31, 2015. The occupancy rate for the Portfolio was 94.5% as of March 31, 2016 compared to 93.6% as of March 31, 2015.

Other income. Other income was $4.1 million for the three months ended March 31, 2016 compared to $2.8 million for the three months ended March 31, 2015, which was an increase of approximately $1.3 million. The increase between the periods was primarily due to the acquisition of four additional properties. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016.

Expenses

Property operating expenses. Property operating costs were $9.4 million for the three months ended March 31, 2016 compared to $7.3 million for the three months ended March 31, 2015, which was an increase of approximately $2.1 million. The increase between the periods was primarily due to the acquisition of four additional properties. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016.

Acquisition costs. There were no acquisition costs for the three months ended March 31, 2016 compared to $1.9 million for the three months ended March 31, 2015. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.3 million for the three months ended March 31, 2016 compared to $3.4 million for the three months ended March 31, 2015, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to the acquisition of four additional properties. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016. Further, the costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.0 million for the three months ended March 31, 2016 compared to $0.8 million for the three months ended March 31, 2015, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to the acquisition of four additional properties and increases in rental income and other income, which the fee is, in part, based on. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016.

Advisory and administrative fees. Advisory and administrative fees were $1.6 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015, which was an increase of approximately $0.3 million. The amount incurred during the three months ended March 31, 2016 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.3 million of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, and The Place at Vanderbilt, defined as New Assets pursuant to the terms of the Advisory Agreement. Advisory and administrative fees may increase in future periods as the Company acquires additional properties.

Corporate general and administrative expenses. Prior to the completion of the Spin-Off on March 31, 2015, the Company did not incur any corporate general and administrative costs. For the three months ended March 31, 2016, the Company incurred corporate general and administrative expenses of $0.8 million. Corporate general and administrative expenses may increase in future periods as the Company acquires additional properties.

Property general and administrative expenses. Property general and administrative costs were $1.3 million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to the acquisition of four additional properties. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016.

Depreciation and amortization. Depreciation and amortization costs were $9.6 million for the three months ended March 31, 2016 compared to $11.6 million for the three months ended March 31, 2015, which was a decrease of approximately $2.0 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.6 million related to 3 properties for the three months ended March 31, 2016 compared to $5.8 million related to 28 properties for the three months ended March 31, 2015, which was a decrease of approximately $5.2 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between the periods was partially offset by the additional depreciation expense related to the acquisition of four additional properties and capitalized expenditures primarily related to our value-add program.

Interest expense. Interest expense costs were $5.2 million for the three months ended March 31, 2016 compared to $4.0 million for the three months ended March 31, 2015, which was an increase of approximately $1.2 million. The increase between the periods was primarily due to the acquisition of four additional properties. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore contributed for less than a full quarter in 2015 versus the entire quarter in 2016. The following is a table that details the various costs included in interest expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest on debt	$4,892	$3,587
Amortization of deferred financing costs	324	307
Rate cap market adjustments	10	116
Total	$5,226	$4,009

Same Store Results of Operations for the Three Months Ended March 31, 2016 and 2015

As of March 31, 2016, our Portfolio of 42 properties consisted of 32 Same Store properties encompassing 9,428 units of apartment space that was approximately 94.6% leased. The weighted average monthly effective rent per occupied apartment unit in our Same Store pool was $823 as of March 31, 2016. For our Same Store properties, we recorded the following operating results for the first quarter of 2016 as compared to the first quarter of 2015:

Revenues

Rental income. Rental income was $21.5 million for the three months ended March 31, 2016 compared to $19.8 million for the three months ended March 31, 2015, which was an increase of approximately $1.7 million, or 8.4%. The majority of the increase is primarily related to a 5.8% increase in the weighted average monthly effective rent per occupied apartment unit to $823 as of March 31, 2016 from $778 as of March 31, 2015, as well as a 1.0% increase in occupancy.

Other income. Other income was $2.9 million for the three months ended March 31, 2016 compared to $2.4 million for the three months ended March 31, 2015, which was an increase of approximately $0.5 million, or 18.2%. The majority of the increase is related to a $0.3 million or 22.3% increase in utility reimbursements.

Expenses

Property operating expenses. Property operating costs were $6.8 million for the three months ended March 31, 2016 compared to $6.5 million for the three months ended March 31, 2015, which was an increase of approximately $0.3 million, or 5.0%. The majority of the increase is related to a $0.2 million or 11.6% increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $3.0 million for the three months ended March 31, 2016 compared to $2.9 million for the three months ended March 31, 2015, which was an increase of approximately $0.1 million, or 4.1%. The majority of the increase is related to a $0.2 million or 10.2% increase in property taxes, partially offset by a $0.1 million, or 24.0% decrease in property liability insurance.

Property management fees. Property management fees were $0.7 million for the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015, which was an increase of less than $0.1 million, or approximately 9.6%. The majority of the increase is related to a $1.7 million or 8.4% increase in rental income and other income, which the fee is, in part, based on.

Property general and administrative expenses. Property general and administrative costs were $0.8 million for the three months ended March 31, 2016 compared to $0.8 million for the three months ended March 31, 2015, which was an increase of less than $0.1 million, or approximately 2.5%.

Net Operating Income for the Three Months Ended March 31, 2016 and 2015

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2016 and 2015 for our Same Store and Non-Same Store properties (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenues
Same Store
Rental income	$21,477	$19,817	$1,660	8.4%
Other income	2,894	2,449	445	18.2%
Same Store revenues	24,371	22,266	2,105	9.5%
Non-Same Store
Rental income	7,893	2,873	5,020	174.7%
Other income	1,247	398	849	213.3%
Non-Same Store revenues	9,140	3,271	5,869	179.4%
Total revenues	33,511	25,537	7,974	31.2%

Operating expenses
Same Store
Property operating expenses	6,814	6,492	322	5.0%
Real estate taxes and insurance	3,045	2,926	119	4.1%
Property management fees (related party)	732	668	64	9.6%
Property general and administrative expenses (1)	834	814	20	2.5%
Same Store operating expenses	11,425	10,900	525	4.8%
Non-Same Store
Property operating expenses	2,568	827	1,741	210.5%
Real estate taxes and insurance	1,218	452	766	169.5%
Property management fees (related party)	273	91	182	200.0%
Property general and administrative expenses (1)	349	85	264	310.6%
Non-Same Store operating expenses	4,408	1,455	2,953	203.0%
Total operating expenses	15,833	12,355	3,478	28.2%

NOI
Same Store	12,946	11,366	1,580	13.9%
Non-Same Store	4,732	1,816	2,916	160.6%
Total NOI	$17,678	$13,182	$4,496	34.1%

(1)	Excludes expenses that are either non-recurring in nature or incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI at “Non-GAAP Measures – Net Operating Income and Same Store Net Operating Income” below.

Non-GAAP Measures

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, and (7) entity level general and administrative expenses that are either non-recurring in nature or incurred on behalf of the Company at the property level for expenses such as legal, professional and franchise tax fees.

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

We define Same Store NOI as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods.

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

NOI and Same Store NOI for the Three Months Ended March 31, 2016 and 2015

The following table, which has not been adjusted for the effects of any noncontrolling interests, details our NOI and Same Store NOI for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$291	$(5,893)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees	1,616	1,277
Corporate general and administrative expenses	782	—
Non-recurring property general and administrative expenses	151	248
Depreciation and amortization	9,612	11,610
Interest expense	5,226	4,009
Acquisition costs	—	1,931
NOI	17,678	13,182
Less Non-Same Store
Revenues	(9,140)	(3,271)
Operating expenses	4,408	1,455
Same Store NOI	$12,946	$11,366

FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations, or AFFO, are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for noncontrolling interests and show the noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders. AFFO is calculated by adjusting our FFO by adding back items that do not reflect ongoing property operations, such as acquisition expenses, equity-based compensation expenses, the amortization of deferred loan costs, and the noncontrolling interests related to these items. AFFO will also be adjusted to include any gains (losses) from sales of property to the extent excluded from FFO. We will not have any equity-based compensation expenses unless and until our stockholders approve an amendment to the Company’s charter to remove the 1940 Act compliance requirements.

We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for AFFO, by excluding non-cash expenses such as acquisition expenses, equity-based compensation expenses and the amortization of deferred loan costs, FFO and AFFO can help investors compare our operating performance between periods and to other REITs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$291	$(5,893)
Depreciation and amortization	9,612	11,610
Adjustment for noncontrolling interests	(1,260)	(738)
FFO attributable to common stockholders	8,643	4,979

FFO per share	$0.41	$0.23

Acquisition costs	—	1,931
Amortization of deferred financing costs	324	307
Equity-based compensation expenses	—	—
Adjustment for noncontrolling interests	(25)	(216)
AFFO attributable to common stockholders	8,942	7,001

AFFO per share	$0.42	$0.33

The change in the Company’s FFO and AFFO for the three months ended March 31, 2016 as compared to FFO and AFFO for the three months ended March 31, 2015 primarily relates to the Company acquiring, owning and operating an additional four properties for a total of 42 properties as of March 31, 2016, as compared to acquiring, owning and operating 38 properties as of March 31, 2015. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore only contributed for less than a full quarter in 2015 versus the entire quarter in 2016. Additionally, the increases in FFO and AFFO reflect increased Same Store revenues, net of increases in Same Store expenses.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of March 31, 2016, we have reserved approximately $20.1 million for our planned capital expenditures to implement our value-add program.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional multifamily properties, renovations and other capital expenditures to improve our multifamily properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

In addition to our value-add program, our multifamily properties will require periodic capital expenditures and renovation to remain competitive. Also, acquisitions, redevelopments or expansions of our multifamily properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or redevelopment through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

We believe that our available cash, expected operating cash flows and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2016.

Cash Flows

The following table presents selected data from the Company’s combined consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
Net cash provided by operating activities	$8,936		$2,390
Net cash used in investing activities	(1,817)		(162,971)
Net cash provided by (used in) financing activities	(5,979)		179,842
Net increase in cash	1,140		19,261
Cash, beginning of period	16,226		12,662
Cash, end of period	$17,366	(1)	$31,923

(1)	Does not include restricted cash of $37.6 million as of March 31, 2016.

The changes in the Company’s overall cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2016 as compared to the cash flows for the three months ended March 31, 2015 primarily relate to the Company acquiring, owning and operating an additional four properties for a total of 42 properties as of March 31, 2016 as compared to acquiring, owning and operating 38 properties as of March 31, 2015. Also, six of the 38 properties owned as of March 31, 2015 were acquired during the first quarter of 2015 and therefore only contributed for less than a full quarter in 2015 versus the entire quarter in 2016.

Cash flows from operating activities. During the three months ended March 31, 2016, net cash provided by operating activities was $8.9 million compared to net cash provided by operating activities of $2.4 million for the three months ended March 31, 2015. The increase in net cash from operating activities was mainly due to changes in net income (loss), offset by changes in depreciation and amortization.

Cash flows from investing activities. During the three months ended March 31, 2016, net cash used in investing activities was $1.8 million compared to net cash used in investing activities of $163.0 million for the three months ended March 31, 2015. The decrease in net cash used in investing activities was mainly due to the change in acquisition activity, which varies based on specific acquisition and renovation projects that are ongoing at each respective property. In addition, there is a fluctuation of renovation reserves being established at closing for the value-add programs at each property for each period.

Cash flows from financing activities. During the three months ended March 31, 2016, net cash used in financing activities was $6.0 million compared to net cash provided by financing activities of $179.8 million for the three months ended March 31, 2015. The decrease in net cash provided by financing activities for the period was mainly due to the level of activity related to the debt funded on the respective property closings and capital contributed at each closing.

Mortgage Indebtedness

As of March 31, 2016, our subsidiaries have aggregate mortgage indebtedness to third parties of approximately $681.5 million. As of March 31, 2016, the weighted average interest rate on the outstanding mortgage indebtedness related to the Company was 2.66%. For additional information regarding our mortgage indebtedness, see Note 6 to our combined consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of our outstanding floating rate mortgage indebtedness. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At March 31, 2016, interest rate cap agreements covered $577.6 million of the $636.5 million of total outstanding floating rate mortgage indebtedness relating to the Company. These interest rate cap agreements cap the related variable interest rates of our mortgage indebtedness at a weighted average interest rate of 5.99% as of March 31, 2016. Three floating rate mortgages totaling $58.9 million did not have caps associated with them as of March 31, 2016.

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

We intend to invest in additional multifamily properties as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

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

Company-specific Indebtedness

As of March 31, 2016, the Company has a $29.0 million Bridge Facility payable to KeyBank, N.A., which is recourse to the Company. The Bridge Facility bears interest at an annual rate of 4.00% plus one-month LIBOR. The Bridge Facility is payable in full on August 4, 2016. We are in discussions with KeyBank, N.A. to convert the Bridge Facility to a revolving credit facility and extend the maturity date, alleviating the necessity to repay the Bridge Facility in full in August 2016. If we are unable to convert the Bridge Facility, we plan to use proceeds from sales of properties, cash on hand, proceeds from the refinancing of current debt in amounts in excess of the current balances, or proceeds from a future equity offering or issuance of debt to repay the Bridge Facility.

Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments for the next five years and thereafter as of March 31, 2016. Interest expense due by period on our floating rate debt is based on one-month and three-month LIBOR as of March 31, 2016.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Operating Properties Mortgage Notes
Principal payments	$594,484	$2,842	$5,828	$21,403	$11,217	$70,317	$482,877
Interest expense	91,812	12,014	15,809	15,405	14,760	14,085	19,739
Total	$686,296	$14,856	$21,637	$36,808	$25,977	$84,402	$502,616

Held For Sale Properties Mortgage Notes
Principal payments	$87,033	$1,122	$1,907	$1,948	$1,987	$2,024	$78,045
Interest expense	11,957	1,831	2,385	2,331	2,276	2,225	909
Total	$98,990	$2,953	$4,292	$4,279	$4,263	$4,249	$78,954

Bridge Facility
Principal payments	$29,000	$29,000	$—	$—	$—	$—	$—
Interest expense	450	450	—	—	—	—	—
Total	$29,450	$29,450	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$814,736	$47,259	$25,929	$41,087	$30,240	$88,651	$581,570

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per unit for non-recurring capital expenditures and/or lender required replacement reserves. These expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of March 31, 2016, we have reserved approximately $20.1 million for our planned capital expenditures and other expenses to implement our value-add program. The following table sets forth a summary of the Company’s capital expenditures related to its value-add program for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
Rehab Expenditures	2016	2015
Interior (1)	$2,137	$1,403
Exterior and common area	4,321	2,620
Total rehab expenditures	$6,458	$4,023

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2016 and 2015, we completed full and partial interior rehabs on 387 and 332 units, respectively.

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

Income Taxes

We anticipate that we will qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

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

Dividends

We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. The Board declared the Company’s first quarterly dividend of 2016 of $0.206 per share on March 7, 2016, which was paid on March 31, 2016 and funded out of cash flows from operations.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “Summary of Significant Accounting Policies” to the Combined Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2016, we have total indebtedness of $710.5 million, of which $665.5 million is floating rate debt with a variable interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap agreements. At March 31, 2016, interest rate cap agreements covered $577.6 million of the $710.5 million of total outstanding indebtedness relating to the Company. As of March 31, 2016, these interest rate cap agreements cap the related variable interest rates at a weighted average interest rate of 5.99% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in interest rates on the variable portion of our indebtedness would result in an approximate increase to our annual interest expense of the amounts illustrated in the table below for our indebtedness as of March 31, 2016 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,500
0.50%	2,900
0.75%	4,400
1.00%	5,800

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We have disclosed under Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K (the “Annual Report”), filed with the U.S. Securities and Exchange Commission on March 21, 2016, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: May 11, 2016	/s/ Jim Dondero
Jim Dondero President (Principal Executive Officer)

Dated: May 11, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)