Form 10-Q
period 2016-06-30
NexPoint Residential Trust, Inc.
filed 2016-08-11
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the registrant had 21,266,770 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2016

Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	1

	Consolidated Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2016 and 2015 and Combined Consolidated Unaudited Statements of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2016 and 2015	2

	Consolidated Unaudited Statement of Equity for the Six Months Ended June 30, 2016	3

	Consolidated Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2016 and Combined Consolidated Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2015	4

	Notes to Combined Consolidated Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		46

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $94,962 and $163,462, respectively)	$152,132	$177,152
Buildings and improvements (including from VIEs of $363,453 and $642,936, respectively)	630,943	729,675
Intangible lease assets	—	2,573
Construction in progress (including from VIEs of $1,678 and $5,070, respectively)	2,562	5,346
Furniture, fixtures, and equipment (including from VIEs of $16,649 and $25,715, respectively)	29,867	28,009
Total Gross Operating Real Estate Investments	815,504	942,755
Accumulated depreciation and amortization (including from VIEs of $24,788 and $36,112, respectively)	(46,788)	(39,873)
Total Net Operating Real Estate Investments	768,716	902,882
Real estate held for sale (net of accumulated depreciation of $7,016 and $0, respectively) (including from VIEs of $81,090 and $0, respectively)	81,090	—
Total Net Real Estate Investments	849,806	902,882
Cash and cash equivalents (including from VIEs of $14,270 and $13,271, respectively)	28,550	16,226
Restricted cash (including from VIEs of $27,279 and $43,500, respectively)	34,200	46,869
Accounts receivable (including from VIEs of $878 and $1,517, respectively)	1,783	2,122
Prepaid and other assets (including from VIEs of $1,510 and $1,724, respectively)	3,093	1,961
TOTAL ASSETS	$917,432	$970,060

LIABILITIES AND EQUITY
Mortgages payable, net (including from VIEs of $161,239 and $609,703, respectively)	$388,337	$676,324
Mortgages payable held for sale, net (including from VIEs of $65,726 and $0, respectively)	65,726	—
Credit facility, net	196,290	—
Bridge facility, net	1,972	28,805
Accounts payable and other accrued liabilities (including from VIEs of $1,525 and $4,049, respectively)	3,789	5,106
Accrued real estate taxes payable (including from VIEs of $3,572 and $5,723, respectively)	5,988	6,057
Accrued interest payable (including from VIEs of $895 and $1,332, respectively)	1,031	1,462
Security deposit liability (including from VIEs of $780 and $1,277, respectively)	1,324	1,544
Prepaid rents (including from VIEs of $832 and $1,633, respectively)	1,231	1,824
Total Liabilities	665,688	721,122
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,293,825 shares issued	213	213
Additional paid-in capital	240,625	240,625
Accumulated deficit	(12,791)	(18,593)
Accumulated other comprehensive loss	(737)	(697)
Common stock held in treasury at cost; 5,000 and 0 shares, respectively	(88)	—
Noncontrolling interests	24,522	27,390
Total Equity	251,744	248,938
TOTAL LIABILITIES AND EQUITY	$917,432	$970,060

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$29,404	$25,528	$58,774	$48,219
Other income	4,253	3,219	8,394	6,066
Total revenues	33,657	28,747	67,168	54,285
Expenses
Property operating expenses	9,691	8,293	19,073	15,612
Acquisition costs	—	238	—	2,169
Real estate taxes and insurance	4,090	3,577	8,353	6,955
Property management fees (related party)	1,013	858	2,018	1,617
Advisory and administrative fees (related party)	1,630	1,439	3,246	2,715
Corporate general and administrative expenses	844	831	1,626	831
Property general and administrative expenses	1,612	1,488	2,946	2,635
Depreciation and amortization	8,084	10,050	17,696	21,660
Total expenses	26,964	26,774	54,958	54,194
Operating income	6,693	1,973	12,210	91
Interest expense	(6,467)	(4,239)	(11,693)	(8,248)
Gain on sales of real estate	16,370	—	16,370	—
Net income (loss)	16,596	(2,266)	16,887	(8,157)
Net income (loss) attributable to noncontrolling interests	2,006	(12)	2,312	(506)
Net income (loss) attributable to common stockholders	$14,590	$(2,254)	$14,575	$(7,651)
Other comprehensive income (loss)
Net losses related to interest rate cap valuations	(12)	(126)	(44)	(396)
Total comprehensive income (loss)	16,584	(2,392)	16,843	(8,553)
Comprehensive income (loss) attributable to noncontrolling interests	2,005	(25)	2,308	(543)
Comprehensive income (loss) attributable to common stockholders	$14,579	$(2,367)	$14,535	$(8,010)

Weighted average common shares outstanding - basic and diluted	21,294	21,294	21,294	21,294
Dividends declared per common share	$0.206	$0.206	$0.412	$0.206
Earnings (loss) per share - basic and diluted (see Note 2)	$0.69	$(0.11)	$0.68	$(0.36)

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury at Cost	Noncontrolling Interests	Total
Balances, December 31, 2015	—	$—	21,294	$213	$240,625	$(18,593)	$(697)	$—	$27,390	$248,938

Purchase of common stock					—	—	—	(88)	—	(88)

Distributions / Dividends					—	(8,773)	—	—	(5,176)	(13,949)

Other comprehensive income (loss)					—	—	(40)	—	(4)	(44)

Net income					—	14,575	—	—	2,312	16,887
Balances, June 30, 2016	—	$—	21,294	$213	$240,625	$(12,791)	$(737)	$(88)	$24,522	$251,744

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$16,887	$(8,157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(16,370)	—
Depreciation and amortization	17,696	21,660
Amortization of deferred financing costs	983	540
Change in fair value on derivative instruments included in interest expense	6	166
Amortization of fair market value adjustment of assumed debt	(55)	(55)
Noncash contributions	—	1,277
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	339	(668)
Prepaid and other assets	(1,182)	(418)
Restricted cash	3,950	(4,253)
Accounts payable and other accrued liabilities	(1,830)	(1,478)
Net cash provided by operating activities	20,424	8,614

Cash flows from investing activities
Net proceeds from sales of real estate	63,220	—
Change in restricted cash	8,719	(5,558)
Prepaid acquisition deposits	—	(2,088)
Additions to operating real estate investments	(12,265)	(17,230)
Acquisitions of operating real estate investments	—	(164,578)
Net cash provided by (used in) investing activities	59,674	(189,454)

Cash flows from financing activities
Mortgage proceeds received	—	124,990
Mortgage payments	(224,199)	(6,391)
Credit facility proceeds received	200,000	—
Bridge facility payments	(27,000)	—
Deferred financing fees paid	(2,538)	(1,519)
Interest rate cap fees paid	—	(253)
Due to affiliates	—	454
Purchase of common stock held in treasury	(88)
Distributions to noncontrolling interests	(5,176)	(1,136)
Dividends	(8,773)	—
Contributions from noncontrolling interests	—	7,628
Contributions	—	68,561
Net cash provided by (used in) financing activities	(67,774)	192,334

Net increase in cash	12,324	11,494
Cash, beginning of period	16,226	12,662
Cash, end of period	$28,550	$24,156

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,178	$7,309
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	800	1,322
Change in fair value on hedging instruments designated as hedges	44	396
Dividend declared and payable	—	4,387
Liabilities assumed from acquisitions	—	1,104
Other assets acquired from acquisitions	—	298
Assumed debt on acquisitions of operating real estate investments	—	18,000

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

We are externally managed by NexPoint Real Estate Advisors, L.P., (the “Adviser”), through an agreement, as amended, dated March 16, 2015 (the “Advisory Agreement”), by and among the Company, the OP and our Adviser. The Advisory Agreement has a term of two years. Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We will only have accounting employees while the Advisory Agreement is in effect. All of our investment decisions are made by our Adviser, subject to general oversight by our Adviser’s investment committee and our Board of Directors (the “Board”). Our Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”).

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a capex value-add program. Consistent with the Company’s policy to acquire assets for both income and capital gain, the Company intends to hold majority interests in the properties for long-term appreciation and to engage in the business of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States consistent with its investment objectives. Economic and market conditions may influence the Company to hold properties for different periods of time. From time to time, the Company may sell a property if, among other deciding factors, the sale would be in the best interest of its stockholders.

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

Basis of Accounting

The accompanying unaudited combined consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated balance sheets include the accounts of the Company and its subsidiaries. Our predecessor combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical results of operations and cash flows for the period prior to the Spin-Off. All intercompany balances and transactions are eliminated in combination and consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2015 and notes thereto included in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2016. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2016.

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

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the three and six month periods ended June 30, 2016 and 2015, the Company did not record any impairment charges related to real estate assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by our first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance our value-add renovations at each of our properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Security deposits	$963	$1,034
Operating escrows	17,433	21,312
Renovation value-add reserves	15,804	24,523
	$34,200	$46,869

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, of $4.0 million and $6.0 million are recorded as a deduction from mortgages payable on the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. Deferred financing costs, net of amortization, of $3.7 million and $0.2 million are recorded as a deduction from the debt related to the Company’s credit facility and bridge facility on the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. Amortization of deferred financing costs of $0.7 million and $0.2 million is included in interest expense on the consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the Company incurred amortization of deferred financing costs of approximately $0.3 million related to its sales of three properties (see Note 4). Amortization of deferred financing costs of $1.0 million and $0.6 million is included in interest expense on the combined consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016 and 2015, respectively.

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

The following table represents the Company’s investments in VIEs as of June 30, 2016 and December 31, 2015:

Property Name		Location	Year Acquired	Effective Ownership Percentage at June 30, 2016		Effective Ownership Percentage at December 31, 2015
Meridian		Austin, Texas	2014	—	(2)	90%
The Grove at Alban	(1)	Frederick, Maryland	2014	76%		76%
Willowdale Crossing	(1)	Frederick, Maryland	2014	80%		80%
Abbington Heights		Antioch, Tennessee	2014	90%		90%
The Summit at Sabal Park		Tampa, Florida	2014	90%		90%
Courtney Cove		Tampa, Florida	2014	90%		90%
Colonial Forest	(1)	Jacksonville, Florida	2014	90%		90%
Park at Blanding	(1)	Orange Park, Florida	2014	90%		90%
Park at Regency		Jacksonville, Florida	2014	—	(2)	90%
Jade Park	(1)	Daytona Beach, Florida	2014	90%		90%
Mandarin Reserve		Jacksonville, Florida	2014	—	(2)	90%
Radbourne Lake		Charlotte, North Carolina	2014	90%		90%
Timber Creek		Charlotte, North Carolina	2014	90%		90%
Belmont at Duck Creek		Garland, Texas	2014	90%		90%
The Arbors		Tucker, Georgia	2014	90%		90%
The Crossings		Marietta, Georgia	2014	90%		90%
The Crossings at Holcomb Bridge		Roswell, Georgia	2014	90%		90%
The Knolls		Marietta, Georgia	2014	90%		90%
Regatta Bay		Seabrook, Texas	2014	90%		90%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	90%		90%
Southpoint Reserve at Stoney Creek		Fredericksburg, Virginia	2014	85%		85%
Cornerstone		Orlando, Florida	2015	90%		90%
McMillan Place		Dallas, Texas	2015	90%		90%
Barrington Mill		Marietta, Georgia	2015	90%		90%
Dana Point		Dallas, Texas	2015	90%		90%
Heatherstone		Dallas, Texas	2015	90%		90%
Versailles		Dallas, Texas	2015	90%		90%
Seasons 704 Apartments		West Palm Beach, Florida	2015	90%		90%

(1)	Properties are classified as held for sale as of June 30, 2016.
(2)	Properties were sold during the six months ended June 30, 2016.

The following table represents the Company’s investments in voting interest entities as of June 30, 2016 and December 31, 2015:

Property Name	Location	Year Acquired	Effective Ownership Percentage at June 30, 2016	Effective Ownership Percentage at December 31, 2015
The Miramar Apartments	Dallas, Texas	2013	100%	100%
Arbors on Forest Ridge	Bedford, Texas	2014	90%	90%	(1)
Cutter’s Point	Richardson, Texas	2014	90%	90%	(1)
Eagle Crest	Irving, Texas	2014	90%	90%	(1)
Silverbrook	Grand Prairie, Texas	2014	90%	90%	(1)
Timberglen	Dallas, Texas	2014	90%	90%	(1)
Toscana	Dallas, Texas	2014	90%	90%	(1)
Edgewater at Sandy Springs	Atlanta, Georgia	2014	90%	90%	(1)
Beechwood Terrace	Nashville, Tennessee	2014	90%	90%	(1)
Willow Grove	Nashville, Tennessee	2014	90%	90%	(1)
Woodbridge	Nashville, Tennessee	2014	90%	90%	(1)
Madera Point	Mesa, Arizona	2015	95%	95%
The Pointe at the Foothills	Mesa, Arizona	2015	95%	95%
The Place at Vanderbilt	Fort Worth, Texas	2015	95%	95%

(1)	Properties were considered VIEs at December 31, 2015.

In connection with its indirect equity investments in the properties acquired, the Company, through the OP, directly or indirectly holds membership interests in single-asset LLCs that directly own the properties. In instances where the Company acquires multiple properties under a single purchase and sale agreement (a “Portfolio Acquisition”), the Company directly or indirectly holds membership interests in the single-asset LLCs that directly own the properties through a multiple-asset LLC. Under these arrangements, the multiple-asset LLC is the sole member of all single-asset LLCs which directly own the properties. The majority of these entities are deemed to be VIEs as we have disproportionate voting rights (in the form of substantive participating rights over all of the decisions that are made that most significantly affect economic performance) relative to our economic interests in the entities and substantially all of the activities of the entities are performed on our behalf. The Company is considered the primary beneficiary of these VIEs as no single party meets both criteria to be the primary beneficiary, and we are the member of the related party group that has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Within the related party group, the Company is the most closely associated to the VIE based on the purpose and design of the entity, the size of our ownership interests relative to the other investors, and the rights we hold with respect to the other investors’ equity interests, including our ability to preclude any transfers of their interests and ability to drag them along on the sale of our equity interest. All VIEs are consolidated in the Company’s financial statements. The assets of each VIE can only be used to settle obligations of that particular VIE, and the creditors of each entity have no recourse to the assets of other entities or the Company.

The other investor in the VIEs is BH Equities, LLC (“BH Equity”) or affiliates of BH Equity. When these VIEs were formed, BH Equity invested cash in each VIE and received a proportional share of each VIE that it invested in. Each VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. BH Equity, or its affiliates, provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to each VIE. In consideration of the guarantees provided by BH Equity and its affiliates, they will earn an additional profit interest in each VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the agreements between each VIE and BH Equity or its affiliates. In instances where membership interests in individual properties are held through a multiple-asset LLC, consideration of additional profit interest is calculated at the multiple-asset LLC level. Therefore, distributions will be made to the members pro rata in proportion to their relative percentage interests in the multiple-asset LLC until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the multiple-asset LLC agreements between each VIE and BH Equity or its affiliates.

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

Asset Management & Property Management Services

Asset management fee and property management fee expenses are recognized when incurred in accordance with each management agreement (see Note 9).

Income Taxes

The Company intends to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2016, the Company believes it is in compliance with all applicable REIT requirements.

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

Per Share Data

The Company began operations on March 31, 2015, as described above, and therefore the Company had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive income (loss), the Company has presented basic and diluted earnings (loss) per share as if the operating activities of the predecessor were those of the Company and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off. Basic earnings (loss) per share will be shown for all periods presented and computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding, which is adjusted for shares classified as treasury shares during the period (see Note 8). Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. There were no potentially dilutive securities for any of the periods presented. For the three months ended June 30, 2016 and 2015, the Company incurred earnings (loss) per share of $0.69 and $(0.11), respectively. For the six months ended June 30, 2016 and 2015, the Company incurred earnings (loss) per share of $0.68 and $(0.36), respectively.

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

3. Acquisitions

As of June 30, 2016, the Company is invested in a total of 39 multifamily properties as listed below:

Property Name		Rentable Square Footage	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of June 30, 2016 (2)	% Occupied as of December 31, 2015 (2)
The Miramar Apartments		183,100	314	10/31/2013	$592	91.7%	92.4%
Arbors on Forest Ridge		154,556	210	1/31/2014	831	93.3%	93.8%
Cutter’s Point		197,972	196	1/31/2014	999	97.4%	93.9%
Eagle Crest		395,951	447	1/31/2014	821	92.2%	95.5%
Silverbrook		526,138	642	1/31/2014	733	94.5%	93.6%
Timberglen		221,376	304	1/31/2014	772	94.7%	96.1%
Toscana		115,400	192	1/31/2014	674	94.3%	94.8%
The Grove at Alban	(3)	267,300	290	3/10/2014	990	95.5%	94.5%
Willowdale Crossing	(3)	411,800	432	5/15/2014	955	93.8%	88.9%
Edgewater at Sandy Springs		726,774	760	7/18/2014	858	92.8%	94.5%
Beechwood Terrace		271,728	300	7/21/2014	827	95.3%	97.3%
Willow Grove		229,140	244	7/21/2014	815	95.9%	95.9%
Woodbridge		246,840	220	7/21/2014	921	92.3%	96.4%
Abbington Heights		238,974	274	8/1/2014	813	94.5%	94.5%
The Summit at Sabal Park		204,545	252	8/20/2014	880	92.9%	92.5%
Courtney Cove		224,958	324	8/20/2014	765	96.0%	95.4%
Colonial Forest	(3)	160,093	174	8/20/2014	654	96.6%	94.8%
Park at Blanding	(3)	116,410	117	8/20/2014	797	95.7%	97.4%
Jade Park	(3)	118,392	144	8/20/2014	773	95.8%	90.3%
Radbourne Lake		246,599	225	9/30/2014	997	94.7%	96.9%
Timber Creek		248,391	352	9/30/2014	772	94.9%	94.3%
Belmont at Duck Creek		198,279	240	9/30/2014	908	91.3%	93.8%
The Arbors		127,536	140	10/16/2014	806	97.1%	94.3%
The Crossings		377,840	380	10/16/2014	785	93.9%	92.9%
The Crossings at Holcomb Bridge		247,982	268	10/16/2014	820	97.0%	95.9%
The Knolls		311,160	312	10/16/2014	862	94.9%	93.9%
Regatta Bay		200,440	240	11/4/2014	1,037	93.3%	93.3%
Sabal Palm at Lake Buena Vista		370,768	400	11/5/2014	1,113	92.8%	96.0%
Southpoint Reserve at Stoney Creek		115,712	156	12/18/2014	1,005	93.6%	94.9%
Cornerstone		317,565	430	1/15/2015	846	93.7%	93.3%
McMillan Place		290,051	402	1/15/2015	679	91.8%	91.3%
Barrington Mill		692,180	752	2/6/2015	777	92.0%	95.6%
Dana Point		206,276	264	2/26/2015	752	92.0%	92.8%
Heatherstone		115,615	152	2/26/2015	813	96.1%	94.1%
Versailles		300,908	388	2/26/2015	789	94.6%	90.2%
Seasons 704 Apartments		216,891	222	4/15/2015	986	94.6%	97.3%
Madera Point		192,880	256	8/5/2015	768	89.8%	93.8%
The Pointe at the Foothills		472,952	528	8/5/2015	828	92.2%	90.7%
The Place at Vanderbilt		288,532	333	10/30/2015	746	91.0%	92.8%
		10,550,004	12,276

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2016 and December 31, 2015, divided by the total number of units, expressed as a percentage.
(3)	Properties are classified as held for sale as of June 30, 2016.

4. Real Estate Investments

As of June 30, 2016, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,721	$—	$48	$639	$10,988
Arbors on Forest Ridge	2,330	10,956	—	4	572	13,862
Cutter’s Point	3,330	12,789	—	—	737	16,856
Eagle Crest	5,450	21,900	—	12	955	28,317
Silverbrook	4,860	25,039	—	209	1,700	31,808
Timberglen	2,510	14,412	—	5	804	17,731
Toscana	1,730	7,276	—	5	606	9,617
Edgewater at Sandy Springs	14,290	43,666	—	24	2,822	60,802
Beechwood Terrace	1,390	20,466	—	10	713	22,579
Willow Grove	3,940	10,624	—	—	596	15,160
Woodbridge	3,650	12,652	—	43	669	17,014
Abbington Heights	1,770	16,285	—	54	804	18,913
The Summit at Sabal Park	5,770	13,317	—	9	806	19,902
Courtney Cove	5,880	12,864	—	49	766	19,559
Radbourne Lake	2,440	21,386	—	111	858	24,795
Timber Creek	11,260	13,140	—	42	681	25,123
Belmont at Duck Creek	1,910	16,997	—	—	712	19,619
The Arbors	1,730	6,508	—	13	298	8,549
The Crossings	3,982	17,487	—	145	1,129	22,743
The Crossings at Holcomb Bridge	5,560	10,758	—	—	954	17,272
The Knolls	3,410	17,615	—	8	1,319	22,352
Regatta Bay	1,660	16,130	—	73	688	18,551
Sabal Palm at Lake Buena Vista	7,580	41,103	—	1	761	49,445
Southpoint Reserve at Stoney Creek	6,120	10,950	—	195	497	17,762
Cornerstone	1,500	29,963	—	218	625	32,306
McMillan Place	3,610	17,855	—	101	761	22,327
Barrington Mill	10,170	47,559	—	338	1,764	59,831
Dana Point	4,090	12,126	—	123	814	17,153
Heatherstone	2,320	7,462	—	47	605	10,434
Versailles	6,720	20,160	—	76	1,263	28,219
Seasons 704 Apartments	7,480	13,788	—	202	544	22,014
Madera Point	4,920	16,799	—	41	613	22,373
The Pointe at the Foothills	4,840	45,821	—	5	990	51,656
The Place at Vanderbilt	2,350	16,369	—	351	802	19,872
	152,132	630,943	—	2,562	29,867	815,504
Accumulated depreciation and amortization	—	(37,671)	—	—	(9,117)	(46,788)
Total Operating Properties	$152,132	$593,272	$—	$2,562	$20,750	$768,716

Held For Sale Properties
The Grove at Alban	3,640	19,033	—	—	1,215	23,888
Willowdale Crossing	4,650	35,657	—	27	974	41,308
Colonial Forest	2,090	3,490	—	—	372	5,952
Park at Blanding	2,610	4,033	—	6	322	6,971
Jade Park	1,490	6,414	—	30	432	8,366
	14,480	68,627	—	63	3,315	86,485
Accumulated depreciation and amortization	—	(4,605)	—	—	(790)	(5,395)
Total Held For Sale Properties	$14,480	$64,022	$—	$63	$2,525	$81,090

Total	$166,612	$657,294	$—	$2,625	$23,275	$849,806

As of December 31, 2015, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,601	$—	$48	$603	$10,832
Arbors on Forest Ridge	2,330	10,948	—	—	524	13,802
Cutter's Point	3,330	12,747	—	37	621	16,735
Eagle Crest	5,450	21,846	—	15	743	28,054
Meridian	2,310	10,325	—	12	419	13,066
Silverbrook	4,860	24,909	—	118	1,475	31,362
Timberglen	2,510	14,379	—	20	703	17,612
Toscana	1,730	7,256	—	4	522	9,512
The Grove at Alban	3,640	18,994	—	66	911	23,611
Willowdale Crossing	4,650	35,631	—	23	784	41,088
Edgewater at Sandy Springs	14,290	43,429	—	199	2,394	60,312
Beechwood Terrace	1,390	20,374	—	28	572	22,364
Willow Grove	3,940	10,621	—	2	483	15,046
Woodbridge	3,650	12,581	—	110	543	16,884
Abbington Heights	1,770	16,184	—	67	657	18,678
The Summit at Sabal Park	5,770	13,311	—	9	674	19,764
Courtney Cove	5,880	12,850	—	30	668	19,428
Colonial Forest	2,090	3,486	—	—	328	5,904
Park at Blanding	2,610	4,025	—	4	304	6,943
Park at Regency	2,620	5,706	—	5	446	8,777
Jade Park	1,490	6,404	—	19	351	8,264
Mandarin Reserve	5,610	20,850	—	—	1,021	27,481
Radbourne Lake	2,440	21,194	—	224	739	24,597
Timber Creek	11,260	13,101	—	37	541	24,939
Belmont at Duck Creek	1,910	16,948	—	47	533	19,438
The Arbors	1,730	6,512	—	4	279	8,525
The Crossings	3,982	16,696	—	759	890	22,327
The Crossings at Holcomb Bridge	5,560	10,644	—	101	749	17,054
The Knolls	3,410	17,574	—	—	1,016	22,000
Regatta Bay	1,660	16,120	—	34	543	18,357
Sabal Palm at Lake Buena Vista	7,580	40,833	—	214	639	49,266
Southpoint Reserve at Stoney Creek	6,120	10,896	—	166	286	17,468
Cornerstone	1,500	29,786	—	201	411	31,898
McMillan Place	3,610	17,127	—	398	517	21,652
Barrington Mill	10,170	47,055	—	430	1,117	58,772
Dana Point	4,090	11,760	—	330	649	16,829
Heatherstone	2,320	6,962	—	403	399	10,084
Versailles	6,720	19,339	—	699	903	27,661
Seasons 704 Apartments	7,480	13,532	—	254	361	21,627
Madera Point	4,920	16,632	629	39	444	22,664
The Pointe at the Foothills	4,840	45,395	1,433	186	768	52,622
The Place at Vanderbilt	2,350	16,112	511	4	479	19,456
	177,152	729,675	2,573	5,346	28,009	942,755
Accumulated depreciation and amortization	—	(32,350)	(1,844)	—	(5,679)	(39,873)
	$177,152	$697,325	$729	$5,346	$22,330	$902,882

Depreciation expense was $8.0 million and $6.7 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $17.0 million and $12.5 million for the six months ended June 30, 2016 and 2015, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.1 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to the Company’s intangible lease assets was $0.7 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2015 has been fully amortized and the assets and related accumulated amortization have been written-off as of June 30, 2016.

Sales of Real Estate

The following table presents our sales of real estate for the six months ended June 30, 2016 (in thousands); there were no sales of real estate for the six months ended June 30, 2015:

Property		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Meridian	(2)	Austin, Texas	May 10, 2016	$17,250	$16,981	$4,786
Park at Regency and Mandarin Reserve	(3)	Jacksonville, Florida	June 6, 2016	47,000	46,239	11,584
				$64,250	$63,220	$16,370

(1)	Represents sales price, net of closing costs.
(2)

Approximately $6.4 million of the proceeds from the sale of Meridian were placed with a qualified intermediary for use in a like-kind exchange. On July 27, 2016, the Company completed such like-kind exchange, using the approximately $6.4 million of proceeds from the Meridian sale to acquire CityView, a 217-unit property in West Palm Beach, Florida (see Note 11).

(3)	Properties were sold as a portfolio.

5. Pro Forma Financial Information (unaudited)

The Company acquired 10 properties and sold 3 properties during the period January 1, 2015 through June 30, 2016 and acquired one property subsequent to June 30, 2016 on July 27, 2016 (see Note 11). The following unaudited pro forma information for the six months ended June 30, 2016 and 2015 has been provided to give effect to the acquisitions and dispositions of the properties as if they had occurred on January 1, 2015. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions and dispositions occurred on this date, nor does it purport to predict the results of operations for future periods. The following table summarizes, on an unaudited basis, the combined consolidated pro forma results of operations of the Company for the six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2016	2015
Actual:
Total revenues	$67,168	$54,285
Net income (loss)	16,887	(8,157)
Earnings (loss) per share - basic and diluted (see Note 2)	0.68	(0.36)

Pro forma:
Total revenues	64,788	59,682
Net income (loss)	997	(24,970)
Earnings (loss) per share - basic and diluted (see Note 2)	0.05	(1.17)

The pro forma information includes adjustments to actual revenues and expenses recorded to reflect operations of all properties owned as of and subsequent to June 30, 2016, assuming each was owned by the Company and operating as of January 1, 2015. Net income (loss) has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties, and all of the intangible lease assets have been amortized during the six months ended June 30, 2015 due to the six-month life of intangible assets; (3) acquisition costs have been excluded for pro forma purposes for the acquisition costs of the properties; (4) advisory and administrative fees have been adjusted to include the acquisitions on a pro forma basis; (5) gain on sales of real estate has been excluded for pro forma purposes for the gain recognized on the properties sold; and (6) general and administrative fees expected to be incurred on a quarterly basis at a parent level have been adjusted to include the acquisitions and dispositions on a pro forma basis and are estimated to be approximately $800,000 per quarter.

6. Debt

Mortgages Payable

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2016:

Operating Properties		Type	Term (months)	Amortization (months)	Outstanding Principal (1) (in thousands)		Interest Rate (2)	Max Note Rate (3)	Maturity Date
The Miramar Apartments	(4)	Floating	120	360	$8,400		2.69%	5.75%	2/1/2025
Courtney Cove	(5)	Floating	84	360	14,210		2.55%	5.75%	9/1/2021
The Summit at Sabal Park	(5)	Floating	84	360	14,287		2.55%	5.75%	9/1/2021
Southpoint Reserve at Stoney Creek	(5)	Floating	84	360	13,600		2.58%	6.00%	1/1/2022
Barrington Mill	(5)	Floating	84	360	43,500		2.43%	5.50%	3/1/2022
Dana Point	(5)	Floating	84	360	12,176		2.52%	5.50%	3/1/2022
Heatherstone	(5)	Floating	84	360	7,087		2.55%	5.50%	3/1/2022
Versailles	(5)	Floating	84	360	19,623		2.50%	5.50%	3/1/2022
Seasons 704 Apartments	(5)	Floating	84	360	12,660		2.27%	5.95%	5/1/2022
Timber Creek	(6)	Floating	120	360	19,482		2.29%	5.96%	10/1/2024
Radbourne Lake	(6)	Floating	120	360	19,213		2.28%	6.25%	10/1/2024
The Arbors	(6)	Floating	120	360	5,812		2.28%	7.11%	11/1/2024
The Crossings	(6)	Floating	120	360	15,874		2.28%	7.21%	11/1/2024
The Crossings at Holcomb Bridge	(6)	Floating	120	360	12,450		2.28%	7.35%	11/1/2024
The Knolls	(6)	Floating	120	360	16,038		2.28%	7.11%	11/1/2024
McMillan Place	(6)	Floating	120	360	15,738		2.39%	5.92%	2/1/2025
Sabal Palm at Lake Buena Vista	(6)	Floating	120	360	37,680		2.28%	6.26%	12/1/2024
Abbington Heights	(7)	Fixed	120	360	10,305		3.79%	3.79%	9/1/2022
Belmont at Duck Creek	(8)	Fixed	84	360	11,246		4.68%	4.68%	9/1/2018
Regatta Bay	(9)	Floating	60	360	14,000		2.35%	N/A	11/1/2020
Cornerstone	(10)	Fixed	120	360	23,283		4.24%	4.24%	3/1/2023
Madera Point	(11)	Floating	60	360	13,515		2.37%	N/A	9/1/2020
The Pointe at the Foothills	(11)	Floating	60	360	31,365		2.36%	N/A	9/1/2020
					$391,544
Fair market value adjustment					237	(12)
Deferred financing costs, net					(3,444)
					$388,337

Held for Sale Properties
The Grove at Alban	(5)	Floating	84	360	18,657		3.01%	6.50%	4/1/2021
Willowdale Crossing	(5)	Floating	84	360	32,800		2.74%	5.75%	6/1/2021
Colonial Forest	(5)	Floating	84	360	4,125		2.63%	6.25%	9/1/2021
Park at Blanding	(5)	Floating	84	360	4,875		2.63%	7.25%	9/1/2021
Jade Park	(5)	Floating	84	360	5,850		2.62%	6.49%	9/1/2021
					$66,307
Deferred financing costs, net					(581)
					$65,726

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on one-month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on three-month LIBOR, subject to a floor of 0.25%, plus 1.70%) and Cornerstone (based on a blended fixed rate of 4.24%). One-month and three-month LIBOR as of June 30, 2016 were 0.4651% and 0.6541%, respectively.

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

(7)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last three months of the term.

(8)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last six months of the term.
(9)

Loan can be pre-paid in the first 12 months of the term at par plus 1.00% of the unpaid principal balance and at par thereafter. Loan’s unpaid principal balance can be declared due and payable in full, at the lender’s discretion, on November 1, 2018 and November 1, 2019.

(10)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013 and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, we placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of June 30, 2016, the total indebtedness secured by the property is approximately $23.4 million and has a blended interest rate of 4.24%.

(11)	Loan can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(12)

The Company reflected a valuation adjustment on its fixed rate debt for Belmont at Duck Creek to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of our mortgage indebtedness was 2.62% as of June 30, 2016 and 2.67% as of December 31, 2015.

Each of our mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2016, the Company believes it is in compliance with all provisions.

During the period ended June 30, 2016, the Company sold three properties and repaid the related mortgage loans, as detailed in the table below:

Property Name		Date of Sale	Type	Outstanding Principal (1) (in thousands)
Meridian		May 10, 2016	Floating	$9,791
Park at Regency and Mandarin Reserve	(2)	June 6, 2016	Floating	25,582
				$35,373

(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Properties were sold as a portfolio.

The Company incurred prepayment penalties of approximately $350,000 in connection with the payoff of these mortgage loans, which is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Credit Facility

On June 6, 2016, the Company, through certain of its subsidiaries, entered into a $200.0 million credit facility (the “Credit Facility”) with KeyBank National Association (“KeyBank”), as lender, which was in turn assigned to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Credit Facility is a full-term, interest-only facility and is expandable to $300.0 million upon the satisfaction of certain conditions. The Credit Facility is guaranteed by the OP. The initial term of the Credit Facility is 60 months, and the Company has one 12-month extension option. Interest accrues on the Credit Facility at an interest rate of one-month LIBOR plus 2.20%. The Credit Facility contains flexible prepayment options that are consistent with the Company’s other floating rate indebtedness held by Freddie Mac.

On June 6, 2016, the Company drew $191.0 million under the Credit Facility to replace the existing mortgage debt on 11 properties (see below). The refinancing of this existing mortgage debt did not incur prepayment penalties. In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the refinancing as a modification of a debt instrument. As such, the existing $1.2 million of net deferred financing costs related to the 11 properties are included with the approximately $2.5 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a deduction from the debt related to the Credit Facility on the accompanying consolidated balance sheet as of June 30, 2016 and are amortized over the term of the Credit Facility. The Company subsequently drew an additional $9.0 million under the Credit Facility and used the proceeds to pay down a portion of its bridge facility (see “Bridge Facility” below). As of June 30, 2016, the Company has $200.0 million outstanding under its Credit Facility at an interest rate of 2.67%.

The following 11 properties in the Company’s portfolio have been cross-collateralized as security for the Credit Facility:

•	Arbors on Forest Ridge
•	Cutter’s Point
•	Eagle Crest
•	Silverbrook
•	Timberglen
•	Toscana
•	Edgewater at Sandy Springs
•	Beechwood Terrace
•	Willow Grove
•	Woodbridge
•	The Place at Vanderbilt

The Credit Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of June 30, 2016, the Company believes it is in compliance with all provisions.

Bridge Facility

On August 5, 2015, the Company executed a bridge facility (the “Bridge Facility”) with KeyBank in the amount of $29.0 million. The proceeds from the Bridge Facility were used to fund a portion of the purchase price of the Madera Point and The Pointe at the Foothills acquisitions. During the three months ended June 30, 2016, the Company paid down $27.0 million of principal on the Bridge Facility, reducing the outstanding principal balance to $2.0 million, which was funded with $18.0 million of the Company’s share of proceeds, net of distributions to noncontrolling interests, from the sales of Park at Regency and Mandarin Reserve and $9.0 million of proceeds drawn under the Company’s Credit Facility. The Bridge Facility is payable in full on August 4, 2016, but is pre-payable at any time without penalty (see Note 11). The Bridge Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.00% plus one-month LIBOR. The Bridge Facility is recourse to the Company and is secured by the equity interests in Madera Point and The Pointe at the Foothills.

The Bridge Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of June 30, 2016, the Company believes it is in compliance with all provisions.

Schedule of Debt Maturities

As of June 30, 2016, debt maturities scheduled for the remainder of 2016, each of the next four years and thereafter, are as follows (in thousands):

	Operating Properties & Other Secured Debt	Held For Sale Properties	Total
Remainder of 2016	2,399	619	3,018
2017	1,463	1,433	2,896
2018	16,908	1,475	18,383
2019	6,588	1,519	8,107
2020	65,564	1,558	67,122
Thereafter	500,622	59,703	560,325
Total	$593,544	$66,307	$659,851

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into three interest rate swap transactions with KeyBank with a combined notional amount of $300.0 million. The interest rate swaps effectively replace the floating interest rate with respect to that amount with a weighted average fixed rate of 1.0088%. The interest rate swaps have an effective date of July 1, 2016 and a termination date of June 1, 2021. Beginning on August 1, 2016, the Company will be required to make monthly fixed rate payments of a weighted average fixed rate of 1.0088% calculated on a combined notional amount of $300.0 million, while the counterparties will be obligated to make monthly floating rate payments based on one-month LIBOR to the Company referencing the same notional amount. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk. For additional information regarding the interest rate swaps, see Note 11.

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

Real estate acquisitions

As of June 30, 2016 and as further discussed in Notes 2 and 3, the Company had acquired and owned 39 properties. The Company did not acquire any properties during the six months ended June 30, 2016 (see Note 11). Upon acquisition of a property, the purchase price is allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs.

As discussed in Note 2, fair value measurements at the time of acquisition are determined by management using available market information and appropriate valuation methodologies available to management. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Derivative financial instruments and hedging activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings. The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. These market valuations are based on estimated fair values using Level 3 inputs.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company uses interest rate caps to cap the total amount of interest expense the Company may pay in a rising interest rate environment. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps have terms ranging from 3-4 years. During the six months ended June 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The derivative financial instruments the Company employs cap the related floating interest rates at a weighted average interest rate of 6.09%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and is subsequently reclassified into net income or loss in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income as interest expense. During the three and six months ended June 30, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of June 30, 2015, the Company had 14 derivatives designated as cash flow hedges.

As of June 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	15	$259,659

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income as interest expense. As of June 30, 2015, the Company had 20 derivatives that were not designated as hedges in qualifying hedging relationships.

As of June 30, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	7	$94,867

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivative			Liability Derivative
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$5	$61	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	6	Other liabilities	—	—
Total		$5	$67		$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2016	2015	(effective portion)	2016	2015	(ineffective portion)	2016	2015
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate caps	$(12)	$(126)	Interest expense	$(6)	$—	Interest expense	$—	$—
For the six months ended June 30,
Interest rate caps	(44)	(396)	Interest expense	(12)	—	Interest expense	—	—

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2016	2015
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate caps	Interest expense	$(2)	$(50)
For the six months ended June 30,
Interest rate caps	Interest expense	(6)	(166)

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

8. Stockholders’ Equity

Common stock

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund (“NHF”) of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC (“Freedom REIT”). On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. As of June 30, 2016, the Company had 21,293,825 shares of common stock, $0.01 par value per share, issued and 21,288,825 shares of common stock outstanding (see “Treasury Stock” below) (see Note 11).

Treasury Stock

During the period ended June 30, 2016, in accordance with the Company’s share repurchase program (as described below), the Company purchased 5,000 shares of its common stock, $0.01 par value per share, at a total cost of approximately $88,000 (see Note 11). The cost of these shares is included in common stock held in treasury at cost on the consolidated balance sheet as of June 30, 2016. The number of shares of common stock classified as treasury shares reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period.

Share Repurchase Program

On June 15, 2016, the Company’s Board of Directors authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share. This authorization expires on June 15, 2018. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the period ended June 30, 2016, the Company purchased 5,000 shares of its common stock, $0.01 par value per share, at a total cost of approximately $88,000, or $17.62 per share (see Note 11).

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved a long term incentive plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering up to 2,100,000 shares of common stock, $0.01 par value per share, that the Company may issue pursuant to the 2016 LTIP. The 2016 LTIP authorizes the compensation committee of the Company’s Board of Directors to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s officers and other key employees (and those of the Adviser and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance. The Company did not award any equity-based compensation pursuant to the 2016 LTIP during the period ended June 30, 2016.

9. Related Party Transactions

Fees and reimbursements to BH and its affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company by virtue of ownership in certain VIEs through BH’s affiliates. The property management fee is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of our properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed for various operating expenses it pays on their behalf. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fees incurred
Property management fees (1)	$1,013	$858	$2,018	$1,617
Construction supervision fees (2)	172	394	377	535
Acquisition fees (3)	—	162	—	1,353

Reimbursements
Payroll and benefits (4)	3,881	3,103	8,072	6,137
Other reimbursements (5)	705	1,307	1,005	1,556

(1)	Included in property management fees on the combined consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs and are included in acquisition costs on the combined consolidated statements of operations and comprehensive income (loss).
(4)	Included in property operating expenses on the combined consolidated statements of operations and comprehensive income (loss).
(5)

Includes various operating expenses such as repairs and maintenance costs and property general and administrative expenses, which are included on the combined consolidated statements of operations and comprehensive income (loss).

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties, the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the three months ended June 30, 2016 and 2015, the properties incurred asset management fees to the Company of approximately $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2016 and 2015, the properties incurred asset management fees to the Company of approximately $0.3 million and $0.3 million, respectively. Since the fees are paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because our joint venture partners own a portion of each entity, with the exception of The Miramar Apartments, they absorb their pro rata share of the asset management fee. This amount is reflected on the combined consolidated statements of operations and comprehensive income (loss) in the net income (loss) attributable to noncontrolling interests.

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

Following the Spin-Off and in accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by our Adviser under the terms of the Advisory Agreement include, but are not limited to: providing daily management for us, selecting and working with third party service providers, managing our properties or overseeing the third party property manager, formulating an investment strategy for us and selecting suitable properties and investments for us, managing our outstanding debt on properties, managing our interest rate exposure through derivative instruments, determining when to sell assets, and managing the value-add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The advisory fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations.

In accordance with the Advisory Agreement, the Company also pays the Adviser an administrative fee equal to 0.20% of the Average Real Estate Assets. The administrative fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the administrative fee in shares of common stock, subject to certain limitations. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined below) are subject to a stipulated cap.

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. Operating Expenses include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP, the Company’s long term incentive plan. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as our ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, will be billed monthly to us under a shared services agreement. Offering Expenses include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and six months ended June 30, 2016 and the three months ended June 30, 2015, the Adviser did not bill any operating or offering expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, as amended, expenses paid or incurred by the Company for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-Off. Advisory and administrative fees on New Assets are not subject to the above limitation but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

For the three months ended June 30, 2016 and 2015, the Company incurred advisory and administrative fees of $1.6 million and $1.4 million, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred advisory and administrative fees of $3.2 million and $2.7 million, respectively. These fees are reflected on the combined consolidated statements of operations and comprehensive income (loss) in advisory and administrative fees. The allocation of advisory and administrative fees prior to the Spin-Off is based on the terms of the Advisory Agreement between the Company’s predecessor and NexPoint Advisors. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by the Company’s predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. The amount paid for the three and six months ended June 30, 2016 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.3 million and $0.6 million, respectively, of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, and The Place at Vanderbilt, defined as New Assets pursuant to the terms of the Advisory Agreement.

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2016, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated balance sheets or combined consolidated statements of operations and comprehensive income (loss) of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company or its properties or subsidiaries.

The Company is not aware of any environmental liability with respect to the properties that could have a material adverse effect on the Company’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flows.

During the three months ended June 30, 2016, the Company sold three properties, for which BH Equity and its affiliates may be entitled to certain profits interests pursuant to a portfolio joint venture agreement covering the Company's Jacksonville portfolio. Upon achieving certain performance hurdles, not to exceed an additional 10% of the net proceeds from sales or refinancings and based upon estimated distributions upon a hypothetical liquidation of each of the Jacksonville properties (assuming they are liquidated and proceeds distributed and not reinvested through 1031 exchanges or similar deferment strategies), BH Equity and its affiliates may earn an additional profit interest in the Jacksonville portfolio in a range from $0 to $2.0 million. Inputs reflect the Company’s best estimate of what market participants would use in pricing the properties giving consideration to the terms of the joint venture agreements and the estimated discounted future cash flows to be generated from the underlying properties through disposition. The inputs and assumptions utilized to estimate the future cash flows of the underlying properties are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates. As the additional profit interest BH Equity and its affiliates may earn on these investments is reasonably possible, but not reasonably estimable, the Company has concluded that it is not appropriate to accrue a liability for these additional profit interests on its combined consolidated financial statements.

11. Subsequent Events

Acquisition of Multifamily Property

The Company acquired the following property subsequent to June 30, 2016 (dollars in thousands) (unaudited):

Property Name	Location	Date of Acquisition	Purchase Price	Debt		# Units	Noncontrolling Interest	Effective Ownership
CityView	West Palm Beach, Florida	July 27, 2016	$22,421	$15,812	(1)	217	5%	95%

(1)	The Company assumed a 4.49% fixed-rate loan that was originally issued on July 24, 2015 and matures on August 1, 2025.

Interest Rate Swap Agreements

On July 1, 2016, the Company had three interest rate swap transactions that became effective. The Company, through the OP, previously entered into these interest rate swap transactions with KeyBank. The following table contains summary information regarding the Company’s outstanding interest rate swaps (dollars in thousands):

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate		Floating Rate Option
May 13, 2016	July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
June 13, 2016	July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
June 30, 2016	July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
			$300,000	1.0088%	(1)

(1)	Represents the weighted average fixed rate of the interest rate swaps.

Bridge Facility Payoff

On August 2, 2016, the Company paid the remaining $2.0 million of principal outstanding on its Bridge Facility with cash on hand, and the Bridge Facility was retired.

Share Repurchase Program

Subsequent to June 30, 2016, the Company purchased 22,055 shares of its common stock, $0.01 par value per share, at a total cost of approximately $398,000, or $18.07 per share. As of August 8, 2016, the Company had purchased 27,055 shares of its common stock, $0.01 par value per share, at a total cost of approximately $486,000, or $17.99 per share, which will be included in common stock held in treasury at cost on the Company’s consolidated balance sheet.

Dividends Declared

On August 8, 2016, the Company’s board of directors declared a quarterly dividend of $0.206 per share, payable on September 30, 2016 to stockholders of record on September 15, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted or expected in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2016. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements may not necessarily reflect our financial condition and results of operations in the future.

Overview

As of June 30, 2016, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 39 multifamily properties encompassing 12,276 units of apartment space that was approximately 93.7% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $830 as of June 30, 2016. On July 27, 2016, we purchased an additional multifamily property, CityView, which encompasses 217 units of apartment space.

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ management and capex value-add programs at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties. We are externally managed by NexPoint Real Estate Advisors L.P., or our Adviser, an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”), a leading global alternative asset manager and an SEC-registered investment adviser which, together with its affiliates, had approximately $17.0 billion in assets under management as of June 30, 2016.

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

We intend to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

Interest expense. Interest expense primarily includes the cost of interest expense on debt, the amortization of deferred financing costs, any prepayment penalties we may incur on the early retirement of debt, and the fair value adjustments on interest rate caps that are not designated as hedges.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

As of June 30, 2016, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 39 multifamily properties encompassing 12,276 units of apartment space that was approximately 93.7% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $830 as of June 30, 2016.

The following table sets forth a summary of our operating results for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$33,657	$28,747	$67,168	$54,285
Total expenses	(26,964)	(26,774)	(54,958)	(54,194)
Operating income	6,693	1,973	12,210	91
Interest expense	(6,467)	(4,239)	(11,693)	(8,248)
Gain on sales of real estate	16,370	—	16,370	—
Net income (loss)	16,596	(2,266)	16,887	(8,157)
Net income (loss) attributable to noncontrolling interests	2,006	(12)	2,312	(506)
Net income (loss) attributable to common stockholders	$14,590	$(2,254)	$14,575	$(7,651)

The change in our operating results for the three months ended June 30, 2016 as compared to the operating results for the three months ended June 30, 2015 primarily relates to the gain on sales of real estate the Company recognized on the three properties it sold during the three months ended June 30, 2016, as well as increases in same store operating results. The change in our operating results for the six months ended June 30, 2016 as compared to the operating results for the six months ended June 30, 2015 primarily relates to the gain on sales of real estate the Company recognized on the three properties it sold during the six months ended June 30, 2016. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

Revenues

Rental income. Rental income was $29.4 million for the three months ended June 30, 2016 compared to $25.5 million for the three months ended June 30, 2015, which was an increase of approximately $3.9 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Rental income was $58.8 million for the six months ended June 30, 2016 compared to $48.2 million for the six months ended June 30, 2015, which was an increase of approximately $10.6 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016. We have also experienced an increase in rental income from our properties based upon increased rents and increased occupancy rates due to the value-add programs that we have implemented as well as organic growth in rents in the markets where these properties are located. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $830 as of June 30, 2016 compared to $784 as of June 30, 2015, which was an increase of approximately 5.9%. The occupancy rate for the Portfolio was 93.7% as of June 30, 2016 compared to 93.2% as of June 30, 2015.

Other income. Other income was $4.3 million for the three months ended June 30, 2016 compared to $3.2 million for the three months ended June 30, 2015, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Other income was $8.4 million for the six months ended June 30, 2016 compared to $6.1 million for the six months ended June 30, 2015, which was an increase of approximately $2.3 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

Expenses

Property operating expenses. Property operating expenses were $9.7 million for the three months ended June 30, 2016 compared to $8.3 million for the three months ended June 30, 2015, which was an increase of approximately $1.4 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Property operating costs were $19.1 million for the six months ended June 30, 2016 compared to $15.6 million for the six months ended June 30, 2015, which was an increase of approximately $3.5 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

Acquisition costs. There were no acquisition costs for the three months ended June 30, 2016 compared to $0.2 million for the three months ended June 30, 2015. There were no acquisition costs for the six months ended June 30, 2016 compared to $2.2 million for the six months ended June 30, 2015. During the three and six months ended June 30, 2015, the Company acquired one and seven properties, respectively. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.1 million for the three months ended June 30, 2016 compared to $3.6 million for the three months ended June 30, 2015, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by a $0.1 million, or 21.4%, reduction in property liability insurance and the disposition of three properties during the period in 2016. Real estate taxes and insurance costs were $8.4 million for the six months ended June 30, 2016 compared to $7.0 million for the six months ended June 30, 2015, which was an increase of approximately $1.4 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016. Further, the costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.0 million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016, and increases in rental income and other income, which the fee is, in part, based on. Property management fees were $2.0 million for the six months ended June 30, 2016 compared to $1.6 million for the six months ended June 30, 2015, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016, and increases in rental income and other income, which the fee is, in part, based on. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

Advisory and administrative fees. Advisory and administrative fees were $1.6 million for the three months ended June 30, 2016 compared to $1.4 million for the three months ended June 30, 2015, which was an increase of approximately $0.2 million. Advisory and administrative fees were $3.2 million for the six months ended June 30, 2016 compared to $2.7 million for the six months ended June 30, 2015, which was an increase of approximately $0.5 million. The amount incurred during the three and six months ended June 30, 2016 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.3 million and $0.6 million, respectively, of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, and The Place at Vanderbilt, defined as New Assets pursuant to the terms of the Advisory Agreement. Advisory and administrative fees may increase in future periods as the Company acquires additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Prior to the completion of the Spin-Off on March 31, 2015, the Company did not incur any corporate general and administrative expenses. Corporate general and administrative expenses were $0.8 million for the three months ended June 30, 2016 compared to $0.8 million for the three months ended June 30, 2015. Corporate general and administrative expenses were $1.6 million for the six months ended June 30, 2016. Corporate general and administrative expenses may increase in future periods as the Company acquires additional properties.

Property general and administrative expenses. Property general and administrative expenses were $1.6 million for the three months ended June 30, 2016 compared to $1.5 million for the three months ended June 30, 2015, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Property general and administrative costs were $2.9 million for the six months ended June 30, 2016 compared to $2.6 million for the six months ended June 30, 2015, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the disposition of three properties during the period in 2016. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

Depreciation and amortization. Depreciation and amortization costs were $8.1 million for the three months ended June 30, 2016 compared to $10.5 million for the three months ended June 30, 2015, which was a decrease of approximately $2.4 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.1 million related to one property for the three months ended June 30, 2016 compared to $3.4 million related to 14 properties for the three months ended June 30, 2015, which was a decrease of approximately $3.3 million. Depreciation and amortization costs were $17.7 million for the six months ended June 30, 2016 compared to $21.7 million for the six months ended June 30, 2015, which was a decrease of approximately $4.0 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.7 million related to three properties for the six months ended June 30, 2016 compared to $9.2 million related to 29 properties for the six months ended June 30, 2015, which was a decrease of approximately $8.5 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between both periods was partially offset by the additional depreciation expense related to the acquisition of three properties subsequent to June 30, 2015 and capitalized expenditures primarily related to our value-add program. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

Interest expense. Interest expense costs were $6.5 million for the three months ended June 30, 2016 compared to $4.2 million for the three months ended June 30, 2015, which was an increase of approximately $2.3 million. The increase between the periods was primarily due to the amortization of deferred financing costs and prepayment penalties incurred related to the disposition of three properties during the period in 2016 (see table below) and increases in LIBOR, which is the index for our floating rate indebtedness. Interest expense costs were $11.7 million for the six months ended June 30, 2016 compared to $8.2 million for the six months ended June 30, 2015, which was an increase of approximately $3.5 million. The increase between the periods was primarily due to the amortization of deferred financing costs and prepayment penalties incurred related to the disposition of three properties during the period in 2016 (see table below) and increases in LIBOR, which is the index for our floating rate indebtedness. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016. The following is a table that details the various costs included in interest expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Interest on debt	$5,447		$3,955	$10,339		$7,542
Amortization of deferred financing costs	659	(1)	234	983	(1)	540
Rate cap market adjustments	8		50	18		166
Prepayment penalties	353		—	353		—
Total	$6,467		$4,239	$11,693		$8,248

(1)	We incurred amortization of deferred financing costs of approximately $0.3 million due to our disposition of three properties.

Same Store Results of Operations for the Three Months Ended June 30, 2016 and 2015

As of June 30, 2016, our Portfolio of 39 properties consisted of 35 Same Store properties encompassing 10,937 units of apartment space that was approximately 93.9% leased. The weighted average monthly effective rent per occupied apartment unit in our Same Store pool was $831 as of June 30, 2016. For our Same Store properties, we recorded the following operating results for the second quarter of 2016 as compared to the second quarter of 2015:

Revenues

Rental income. Rental income was $25.2 million for the three months ended June 30, 2016 compared to $23.3 million for the three months ended June 30, 2015, which was an increase of approximately $1.9 million, or 8.1%. The majority of the increase is primarily related to a 6.1% increase in the weighted average monthly effective rent per occupied apartment unit to $831 as of June 30, 2016 from $783 as of June 30, 2015, as well as a 0.9% increase in occupancy.

Other income. Other income was $3.7 million for the three months ended June 30, 2016 compared to $2.9 million for the three months ended June 30, 2015, which was an increase of approximately $0.8 million, or 26.3%. The majority of the increase is related to a $0.4 million, or 23.8%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $8.1 million for the three months ended June 30, 2016 compared to $7.5 million for the three months ended June 30, 2015, which was an increase of approximately $0.6 million, or 8.0%. The majority of the increase is related to a $0.2 million, or 11.9%, increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $3.5 million for the three months ended June 30, 2016 compared to $3.2 million for the three months ended June 30, 2015, which was an increase of approximately $0.3 million, or 10.0%. The majority of the increase is related to a $0.4 million, or 15.7%, increase in property taxes, partially offset by a $0.1 million, or 23.0%, decrease in property liability insurance.

Property management fees. Property management fees were $0.9 million for the three months ended June 30, 2016 compared to $0.8 million for the three months ended June 30, 2015, which was an increase of approximately $0.1 million, or 10.6%. The majority of the increase is related to a $1.9 million, or 8.1%, increase in rental income, and a $0.8 million, or 26.3%, increase in other income, which the fee is, primarily, based on.

Property general and administrative expenses. Property general and administrative expenses were $1.2 million for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015, which was an increase of approximately $0.1 million, or 14.4%, that primarily related to increases in professional fees and licenses.

Net Operating Income for the Three Months Ended June 30, 2016 and 2015

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2016 and 2015 for our Same Store and Non-Same Store properties (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues
Same Store
Rental income	$25,189	$23,291	$1,898	8.1%
Other income	3,671	2,907	764	26.3%
Same Store revenues	28,860	26,198	2,662	10.2%
Non-Same Store
Rental income	4,215	2,237	1,978	88.4%
Other income	582	312	270	86.5%
Non-Same Store revenues	4,797	2,549	2,248	88.2%
Total revenues	33,657	28,747	4,910	17.1%

Operating expenses
Same Store
Property operating expenses	8,113	7,512	601	8.0%
Real estate taxes and insurance	3,523	3,202	321	10.0%
Property management fees (related party)	866	783	83	10.6%
Property general and administrative expenses (1)	1,225	1,071	154	14.4%
Same Store operating expenses	13,727	12,568	1,159	9.2%
Non-Same Store
Property operating expenses	1,578	781	797	102.0%
Real estate taxes and insurance	567	375	192	51.2%
Property management fees (related party)	147	75	72	96.0%
Property general and administrative expenses (1)	257	108	149	138.0%
Non-Same Store operating expenses	2,549	1,339	1,210	90.4%
Total operating expenses	16,276	13,907	2,369	17.0%

NOI
Same Store	15,133	13,630	1,503	11.0%
Non-Same Store	2,248	1,210	1,038	85.8%
Total NOI	$17,381	$14,840	$2,541	17.1%

(1)	Excludes expenses that are either non-recurring in nature or incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “Non-GAAP Measures – Net Operating Income and Same Store Net Operating Income” below.

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

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. Entity level general and administrative expenses incurred that relate to the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our joint venture ownership structuring. Also, non-recurring expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as determined under GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.

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

NOI for the Three and Six Months Ended June 30, 2016 and 2015 and Same Store NOI for the Three Months Ended June 30, 2016 and 2015

The following table, which has not been adjusted for the effects of any noncontrolling interests, details our NOI for the three and six months ended June 30, 2016 and 2015 and our Same Store NOI for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$16,596	$(2,266)	$16,887	$(8,157)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees	1,630	1,439	3,246	2,715
Corporate general and administrative expenses	844	831	1,626	831
Non-recurring property general and administrative expenses	130	309	281	557
Depreciation and amortization	8,084	10,050	17,696	21,660
Interest expense	6,467	4,239	11,693	8,248
Gain on sales of real estate	(16,370)	—	(16,370)	—
Acquisition costs	—	238	—	2,169
NOI	$17,381	$14,840	$35,059	$28,023
Less Non-Same Store
Revenues	(4,797)	(2,549)
Operating expenses	2,549	1,339
Same Store NOI	$15,133	$13,630

FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations, or AFFO, are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for noncontrolling interests and show the noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders. AFFO is utilized by us to reflect our ongoing results of the existing portfolio by removing the impact of one-time or non-recurring expenditures and is calculated by adjusting our FFO by adding back items that do not reflect ongoing property operations, such as acquisition expenses, equity-based compensation expenses, the amortization of deferred loan costs, and the noncontrolling interests related to these items. AFFO will also be adjusted to include any gains (losses) from sales of property to the extent excluded from FFO. We will not have any equity-based compensation expenses until our Board of Directors grants such awards under our 2016 Long Term Incentive Plan (see Note 8 to our combined consolidated financial statements).

We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, for FFO, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for AFFO, by excluding non-cash expenses such as acquisition expenses, equity-based compensation expenses, and the amortization of deferred loan costs, FFO and AFFO can help investors compare our operating performance between periods and to other REITs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$16,596	$(2,266)	$16,887	$(8,157)
Depreciation and amortization	8,084	10,050	17,696	21,660
Gain on sales of real estate	(16,370)	—	(16,370)	—
Adjustment for noncontrolling interests	(1,120)	(1,063)	(2,380)	(1,801)
FFO attributable to common stockholders	7,190	6,721	15,833	11,702

FFO per share	$0.34	$0.32	$0.74	$0.55

Acquisition costs	—	238	—	2,169
Amortization of deferred financing costs	659	234	983	540
Gain on sales of real estate	16,370	—	16,370	—
Equity-based compensation expenses	—	—	—	—
Adjustment for noncontrolling interests	(1,696)	(49)	(1,721)	(266)
AFFO attributable to common stockholders	22,523	7,144	31,465	14,145

AFFO per share	$1.06	$0.34	$1.48	$0.66

The change in our FFO for the three months ended June 30, 2016 as compared to FFO for the three months ended June 30, 2015 primarily relates to one-time interest charges of approximately $0.7 million during the period in 2016, which consisted of $0.3 million of amortization of deferred financing costs and $0.4 million of prepayment penalties incurred on the early retirement of debt related to our disposition of three properties. The change in our FFO for the six months ended June 30, 2016 as compared to FFO for the six months ended June 30, 2015 primarily relates to the acquisition of three additional properties subsequent to June 30, 2015, partially offset by the one-time interest charges we incurred and disposition of three properties during the period in 2016. Also, seven of the 39 properties owned as of June 30, 2015 were acquired during the six months ended June 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

The change in our AFFO for the three and six months ended June 30, 2016 as compared to AFFO for the three and six months ended June 30, 2015 primarily relates to the gain on sales of real estate and amortization of deferred financing costs we recognized related to the disposition of three properties during the second quarter of 2016.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of June 30, 2016, we have reserved approximately $15.8 million for our planned capital expenditures to implement our value-add program.

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

We believe that our available cash, expected operating cash flows and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2016.

Cash Flows

The following table presents selected data from the Company’s combined consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016		2015
Net cash provided by operating activities	$20,424		$8,614
Net cash provided by (used in) investing activities	59,674		(189,454)
Net cash provided by (used in) financing activities	(67,774)		192,334
Net increase in cash	12,324		11,494
Cash, beginning of period	16,226		12,662
Cash, end of period	$28,550	(1)	$24,156

(1)	Does not include restricted cash of $34.2 million as of June 30, 2016.

Cash flows from operating activities. During the six months ended June 30, 2016, net cash provided by operating activities was $20.4 million compared to net cash provided by operating activities of $8.6 million for the six months ended June 30, 2015. The increase in net cash from operating activities was mainly due to changes in net income (loss), offset by changes in depreciation and amortization.

Cash flows from investing activities. During the six months ended June 30, 2016, net cash provided by investing activities was $59.7 million compared to net cash used in investing activities of $189.5 million for the six months ended June 30, 2015. The change in cash flows from investing activities was mainly due to the sales of three properties during the period in 2016 for net proceeds of approximately $63.2 million compared to the acquisition of seven properties during the period in 2015 for a combined purchase price of approximately $183.4 million.

Cash flows from financing activities. During the six months ended June 30, 2016, net cash used in financing activities was $67.8 million compared to net cash provided by financing activities of $192.3 million for the six months ended June 30, 2015. The change in cash flows from financing activities was mainly due to the retirement of $35.6 million of debt related to the sales of three properties and the use of proceeds from two of the sales to pay down $18.0 million of principal on our bridge facility during the period in 2016 compared to the acquisition of seven properties during the period in 2015 for a combined purchase price of approximately $183.4 million, which was funded through debt and capital contributions.

Mortgage Indebtedness

As of June 30, 2016, our subsidiaries have aggregate mortgage indebtedness to third parties of approximately $457.9 million. As of June 30, 2016, the weighted average interest rate on the outstanding mortgage indebtedness was 2.62%. For additional information regarding our mortgage indebtedness, see Note 6 to our combined consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the floating interest rates on a majority of our outstanding floating rate mortgage indebtedness as well as interest rate swap agreements. These interest rate cap agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At June 30, 2016, interest rate cap agreements covered $354.1 million of the $413.0 million of total outstanding floating rate mortgage indebtedness relating to the Company. These interest rate cap agreements cap the related floating interest rates of our mortgage indebtedness at a weighted average interest rate of 6.09% as of June 30, 2016. Three floating rate mortgages totaling $58.9 million did not have caps associated with them as of June 30, 2016.

With the exception of the 11 properties we refinanced with a credit facility (see “Credit Facility” below), each property has a separate non-recourse mortgage which is secured only by that property. These non-recourse mortgages have standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. We and our property manager, BH, and its affiliates, provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to the Portfolio.

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

Credit Facility

On June 6, 2016, we, through certain of our subsidiaries, entered into a $200.0 million credit facility (the “Credit Facility”) with KeyBank National Association (“KeyBank”). The Credit Facility is a full-term, interest-only facility and is expandable to $300.0 million upon the satisfaction of certain conditions. The initial term of the Credit Facility is 60 months with one 12-month extension option. Interest accrues on the Credit Facility at an interest rate of one-month LIBOR plus 2.20%. The Credit Facility contains flexible prepayment options that are consistent with a majority of our other floating rate indebtedness.

On June 6, 2016, we drew $191.0 million under the Credit Facility to replace the existing mortgage debt on 11 properties (see below). The refinancing of this existing mortgage debt did not incur prepayment penalties. We subsequently drew an additional $9.0 million under the Credit Facility and used the proceeds to pay down a portion of our bridge facility (see “Bridge Facility” below). As of June 30, 2016, we have $200.0 million outstanding under our Credit Facility at an interest rate of 2.67%.

The following 11 properties in our portfolio have been cross-collateralized as security for the Credit Facility:

•	Arbors on Forest Ridge
•	Cutter’s Point
•	Eagle Crest
•	Silverbrook
•	Timberglen
•	Toscana
•	Edgewater at Sandy Springs
•	Beechwood Terrace
•	Willow Grove
•	Woodbridge
•	The Place at Vanderbilt

Bridge Facility

As of June 30, 2016, we have $2.0 million outstanding on a bridge facility (the “Bridge Facility”) with KeyBank. Interest accrues on the Bridge Facility at an interest rate of one-month LIBOR plus 4.00%. During the three months ended June 30, 2016, we paid down $27.0 million of principal on the Bridge Facility, which was funded with $18.0 million of our share of proceeds, net of distributions to noncontrolling interests, from the sales of Park at Regency and Mandarin Reserve and $9.0 million of proceeds drawn under our Credit Facility. On August 2, 2016, we paid the remaining $2.0 million of principal outstanding on the Bridge Facility with cash on hand, and the Bridge Facility was retired (see Note 11 to our combined consolidated financial statements).

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into three interest rate swap transactions with KeyBank with a combined notional amount of $300.0 million. The interest rate swaps effectively replace the floating interest rate with respect to that amount with a weighted average fixed rate of 1.0088%. The interest rate swaps have an effective date of July 1, 2016 and a termination date of June 1, 2021. Beginning on August 1, 2016, we will be required to make monthly fixed rate payments of a weighted average fixed rate of 1.0088% calculated on a combined notional amount of $300.0 million, while the counterparties will be obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amount. We have designated these interest rate swaps as cash flow hedges of interest rate risk. For additional information regarding the interest rate swaps, see Note 11 to our combined consolidated financial statements.

The refinancing of the 11 properties into the Credit Facility and the fixed rate achieved through the interest rate swaps is expected to result in an annual reduction of interest expense of approximately $300,000, assuming one-month LIBOR as of June 30, 2016.

Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments for the next five years and thereafter as of June 30, 2016. Interest expense due by period on our floating rate debt is based on one-month and three-month LIBOR as of June 30, 2016.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Operating Properties Mortgage Notes
Principal payments	$391,544	$399	$1,463	$16,908	$6,588	$65,564	$300,622
Interest expense	63,914	5,396	10,676	10,397	9,881	9,319	18,245
Total	$455,458	$5,795	$12,139	$27,305	$16,469	$74,883	$318,867

Held For Sale Properties Mortgage Notes
Principal payments	$66,307	$619	$1,433	$1,475	$1,519	$1,558	$59,703
Interest expense	8,721	939	1,833	1,792	1,750	1,711	696
Total	$75,028	$1,558	$3,266	$3,267	$3,269	$3,269	$60,399

Credit Facility
Principal payments	$200,000	$—	$—	$—	$—	$—	$200,000
Interest expense	33,085	3,336	6,617	6,617	6,617	6,617	3,281
Total	$233,085	$3,336	$—	$—	$—	$—	$—

Bridge Facility
Principal payments	$2,000	$2,000	$—	$—	$—	$—	$—
Interest expense	9	9	—	—	—	—	—
Total	$2,009	$2,009	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$765,580	$12,698	$15,405	$30,572	$19,738	$78,152	$379,266

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per unit for non-recurring capital expenditures and/or lender required replacement reserves. These expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of June 30, 2016, we have reserved approximately $15.8 million for our planned capital expenditures and other expenses to implement our value-add program. The following table sets forth a summary of the Company’s capital expenditures related to its value-add program for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Rehab Expenditures	2016	2015	2016	2015
Interior (1)	$2,560	$1,946	$4,697	$3,349
Exterior and common area	2,011	7,226	6,332	9,846
Total rehab expenditures	$4,571	$9,172	$11,029	$13,195

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended June 30, 2016 and 2015, we completed full and partial interior rehabs on 550 and 515 units, respectively. For the six months ended June 30, 2016 and 2015, we completed full and partial interior rehabs on 937 and 847 units, respectively.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. The Board declared the Company’s second quarterly dividend of 2016 of $0.206 per share on May 9, 2016, which was paid on June 30, 2016 and funded out of cash flows from operations.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “Summary of Significant Accounting Policies” to the combined consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2016, we have total indebtedness of $659.9 million, of which $615.0 million is debt with a floating interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. At June 30, 2016, interest rate cap agreements covered $354.1 million of the $659.9 million of total outstanding indebtedness relating to the Company. As of June 30, 2016, these interest rate cap agreements cap the related floating interest rates at a weighted average interest rate of 6.09% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into three interest rate swap transactions with KeyBank with a combined notional amount of $300.0 million. The interest rate swaps effectively replace the floating interest rate with respect to that amount with a weighted average fixed rate of 1.0088%. The interest rate swaps have an effective date of July 1, 2016 and a termination date of June 1, 2021. Beginning on August 1, 2016, we will be required to make monthly fixed rate payments of a weighted average fixed rate of 1.0088% calculated on a combined notional amount of $300.0 million, while the counterparties will be obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amount.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in interest rates on the portion of our floating rate indebtedness would result in an approximate increase to our annual interest expense costs, reduced by any payments due from counterparties under the terms of our interest rate swap agreements, of the amounts illustrated in the table below for our indebtedness as of June 30, 2016 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$800
0.50%	1,600
0.75%	2,400
1.00%	3,200

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We have disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the U.S. Securities and Exchange Commission on March 21, 2016, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

The following table provides information on the Company’s purchases of equity securities during the quarter ended June 30, 2016.

Period (Quarter ended June 30, 2016)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)(1)
April 1 – April 30	—	$—	—	$—
May 1 – May 31	—	—	—	—
June 1 – June 30	5,000	17.59	5,000	29.9
Total	5,000	$17.59	5,000	$29.9

(1)

On June 15, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that expires on June 15, 2018.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016)

10.1

Confirmation of swap transaction, dated May 18, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.2*

Credit Agreement by and between FRBH Edgewater Owner, LLC, FRBH Beechwood, LLC, FRBH Willow Grove, LLC, FRBH Woodbridge, LLC, NXRTBH Vanderbilt, LLC, FRBH Toscana, LLC, FRBH CP, LLC, FRBH Silverbrook, LLC, FRBH Eaglecrest, LLC, FRBH Timberglen, LLC and FRBH Arbors, LLC, as Borrowers, and KeyBank National Association, a national banking association, as Lender, dated June 6, 2016

10.3

Amendment to Advisory Agreement, dated June 15, 2016, by and among the Company, NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016)

10.4	NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016)

10.5

Confirmation of swap transaction, dated June 13, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016)

10.6

Confirmation of swap transaction, dated June 30, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: August 11, 2016	/s/ Jim Dondero
Jim Dondero President (Principal Executive Officer)

Dated: August 11, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)