Form 10-Q
period 2016-09-30
NexPoint Residential Trust, Inc.
filed 2016-11-10
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, the registrant had 21,060,479 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2016

Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	1

	Consolidated Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2016 and 2015 and Combined Consolidated Unaudited Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2016 and 2015	2

	Consolidated Unaudited Statement of Equity for the Nine Months Ended September 30, 2016	3

	Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2016 and Combined Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2015	4

	Notes to Combined Consolidated Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Signatures		52

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $94,962 and $163,462, respectively)	$155,992	$177,152
Buildings and improvements (including from VIEs of $365,133 and $642,936, respectively)	652,342	729,675
Intangible lease assets	491	2,573
Construction in progress (including from VIEs of $1,935 and $5,070, respectively)	2,690	5,346
Furniture, fixtures, and equipment (including from VIEs of $18,863 and $25,715, respectively)	33,612	28,009
Total Gross Operating Real Estate Investments	845,127	942,755
Accumulated depreciation and amortization (including from VIEs of $29,580 and $36,112, respectively)	(55,455)	(39,873)
Total Net Operating Real Estate Investments	789,672	902,882
Real estate held for sale (net of accumulated depreciation of $1,577 and $0, respectively) (including from VIEs of $22,411 and $0, respectively)	22,411	—
Total Net Real Estate Investments	812,083	902,882
Cash and cash equivalents (including from VIEs of $12,154 and $13,271, respectively)	34,086	16,226
Restricted cash (including from VIEs of $25,277 and $43,500, respectively)	34,110	46,869
Accounts receivable (including from VIEs of $936 and $1,517, respectively)	1,750	2,122
Prepaid and other assets (including from VIEs of $1,621 and $1,724, respectively)	4,189	1,961
TOTAL ASSETS	$886,218	$970,060

LIABILITIES AND EQUITY
Mortgages payable, net (including from VIEs of $335,434 and $609,703, respectively)	$404,915	$676,324
Mortgages payable held for sale, net (including from VIEs of $18,424 and $0, respectively)	18,424	—
Credit facility, net	196,480	—
Bridge facility, net	—	28,805
Accounts payable and other accrued liabilities (including from VIEs of $2,190 and $4,049, respectively)	5,122	5,106
Accrued real estate taxes payable (including from VIEs of $4,371 and $5,723, respectively)	8,315	6,057
Accrued interest payable (including from VIEs of $803 and $1,332, respectively)	971	1,462
Security deposit liability (including from VIEs of $614 and $1,277, respectively)	1,195	1,544
Prepaid rents (including from VIEs of $732 and $1,633, respectively)	1,211	1,824
Total Liabilities	636,633	721,122
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,293,825 shares issued	213	213
Additional paid-in capital	240,921	240,625
Accumulated deficit	(10,082)	(18,593)
Accumulated other comprehensive loss	(1,713)	(697)
Common stock held in treasury at cost; 81,214 and 0 shares, respectively	(1,524)	—
Noncontrolling interests	21,770	27,390
Total Equity	249,585	248,938
TOTAL LIABILITIES AND EQUITY	$886,218	$970,060

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$28,632	$26,965	$87,406	$75,184
Other income	4,447	3,806	12,841	9,872
Total revenues	33,079	30,771	100,247	85,056
Expenses
Property operating expenses	9,874	9,187	28,947	24,799
Acquisition costs	386	618	386	2,787
Real estate taxes and insurance	3,973	3,775	12,326	10,730
Property management fees (related party)	989	910	3,007	2,527
Advisory and administrative fees (related party)	1,698	1,454	4,944	4,170
Corporate general and administrative expenses	1,023	817	2,649	1,648
Property general and administrative expenses	1,527	1,143	4,473	3,778
Depreciation and amortization	8,667	9,135	26,363	30,795
Total expenses	28,137	27,039	83,095	81,234
Operating income	4,942	3,732	17,152	3,822
Interest expense	(5,679)	(4,622)	(17,372)	(12,869)
Gain on sales of real estate	9,562	—	25,932	—
Net income (loss)	8,825	(890)	25,712	(9,047)
Net income (loss) attributable to noncontrolling interests	1,735	174	4,047	(332)
Net income (loss) attributable to common stockholders	$7,090	$(1,064)	$21,665	$(8,715)
Other comprehensive income (loss)
Net losses related to interest rate derivatives valuations	(1,096)	(112)	(1,128)	(508)
Total comprehensive income (loss)	7,729	(1,002)	24,584	(9,555)
Comprehensive income (loss) attributable to noncontrolling interests	1,626	164	3,935	(378)
Comprehensive income (loss) attributable to common stockholders	$6,103	$(1,166)	$20,649	$(9,177)

Weighted average common shares outstanding - basic	21,260	21,294	21,282	21,294
Weighted average common shares outstanding - diluted	21,376	21,294	21,322	21,294

Basic earnings (loss) per share (see Note 2)	$0.33	$(0.05)	$1.02	$(0.41)
Diluted earnings (loss) per share (see Note 2)	$0.33	$(0.05)	$1.02	$(0.41)

Dividends declared per common share	$0.206	$0.206	$0.618	$0.412

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury at Cost	Noncontrolling Interests	Total
Balances, December 31, 2015	—	$—	21,294	$213	$240,625	$(18,593)	$(697)	$—	$27,390	$248,938

Contributions by noncontrolling interests					—	—	—	—	710	710

Buyout of noncontrolling interests					—	—	—	—	(1,381)	(1,381)

Purchase of common stock					—	—	—	(1,524)	—	(1,524)

Vesting of stock-based compensation					296	—	—	—	—	296

Distributions / Dividends					—	(13,154)	—	—	(8,884)	(22,038)

Other comprehensive income (loss)					—	—	(1,016)	—	(112)	(1,128)

Net income					—	21,665	—	—	4,047	25,712
Balances, September 30, 2016	—	$—	21,294	$213	$240,921	$(10,082)	$(1,713)	$(1,524)	$21,770	$249,585

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$25,712	$(9,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(25,932)	—
Depreciation and amortization	26,363	30,795
Amortization of deferred financing costs	1,782	809
Change in fair value on derivative instruments included in interest expense	(99)	182
Amortization of fair market value adjustment of assumed debt	(98)	(82)
Vesting of stock-based compensation	296	—
Noncash contributions	—	1,277
Gain on disposal from eminent domain	—	(158)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	372	(775)
Prepaid and other assets	(2,645)	(771)
Restricted cash	2,207	(7,161)
Accounts payable and other accrued liabilities	530	1,928
Net cash provided by operating activities	28,488	16,997

Cash flows from investing activities
Net proceeds from sales of real estate	131,786	—
Change in restricted cash	10,552	62
Cash from eminent domain disposal	—	326
Prepaid acquisition deposits	(1,425)	—
Additions to operating real estate investments	(18,022)	(29,609)
Acquisitions of operating real estate investments	(6,474)	(238,463)
Net cash provided by (used in) investing activities	116,417	(267,684)

Cash flows from financing activities
Mortgage proceeds received	—	169,866
Mortgage payments	(271,274)	(6,935)
Credit facility proceeds received	200,000	—
Bridge facility proceeds received	—	29,000
Bridge facility payments	(29,000)	—
Deferred financing fees paid	(2,538)	(2,280)
Interest rate cap fees paid	—	(307)
Due to affiliates	—	454
Purchase of common stock held in treasury	(1,524)	—
Buyout of noncontrolling interests	(1,381)	—
Distributions to noncontrolling interests	(8,884)	(1,744)
Dividends	(13,154)	(8,774)
Contributions from noncontrolling interests	710	9,320
Contributions	—	68,383
Net cash provided by (used in) financing activities	(127,045)	256,983

Net increase in cash	17,860	6,296
Cash, beginning of period	16,226	12,662
Cash, end of period	$34,086	$18,958

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,279	$11,515
Supplemental Disclosure of Noncash Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	935	533
Prepaid acquisition deposits included in due to affiliates	—	285
Change in fair value on derivative instruments designated as hedges	1,128	508
Liabilities assumed from acquisitions	232	1,938
Other assets acquired from acquisitions	63	385
Assumed debt on acquisitions of operating real estate investments	15,812	18,000

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company holds all or a majority interest in its properties (the “Portfolio”) through the OP. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. The sole limited partner of the OP is the Company.

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

We are externally managed by NexPoint Real Estate Advisors, L.P., (the “Adviser”), through an agreement, as amended, dated March 16, 2015 (the “Advisory Agreement”), by and among the Company, the OP and our Adviser. The Advisory Agreement has a term of two years. Our Adviser conducts substantially all of our operations and provides asset management services for our real estate investments. We will only have accounting employees while the Advisory Agreement is in effect. All of our investment decisions are made by our Adviser, subject to general oversight by our Adviser’s investment committee and our Board of Directors (the “Board”). Our Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”).

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

Basis of Accounting

The accompanying unaudited combined consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated balance sheets include the accounts of the Company and its subsidiaries. Our predecessor’s combined consolidated financial statements were derived from the historical accounting records of our predecessor and reflect the historical results of operations and cash flows for the period prior to the Spin-Off. All intercompany balances and transactions are eliminated in combination and consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIE’s”) as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying combined consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2015 and notes thereto included in our annual report on Form 10-K filed with the SEC on March 21, 2016. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2016.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed upon closing the acquisition.

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

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the three and nine month periods ended September 30, 2016 and 2015, the Company did not record any impairment charges related to real estate assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash, short-term investments, and cash placed with a qualified intermediary for reinvestment in accordance with Section 1031 of the Code related to like-kind exchanges. Short-term investments are stated at cost, which approximates fair value. Cash placed with a qualified intermediary may not be immediately accessible; due to the short-term nature of the restrictions imposed by a qualified intermediary, the Company considers such cash to be cash equivalents.

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by our first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance our value-add renovations at each of our properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Security deposits	$876	$1,034
Operating escrows	19,263	21,312
Renovation value-add reserves	13,971	24,523
	$34,110	$46,869

Prepaid acquisition deposits

In the normal course of business, the Company incurs costs in connection with future acquisitions that may include good faith deposits made prior to probable acquisitions. Prepaid acquisition deposits are held in escrow and are applied upon closing of the acquisition. Until an acquisition closes, the Company records these deposits in prepaid and other assets on the consolidated balance sheet. As of September 30, 2016, prepaid acquisition deposits were approximately $1.4 million (see Note 11). The Company did not have any prepaid acquisition deposits as of December 31, 2015.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, of $3.4 million and $6.0 million are recorded as a deduction from mortgages payable on the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. Deferred financing costs, net of amortization, of $3.5 million are recorded as a deduction from the debt related to the Company’s credit facility on the accompanying consolidated balance sheet as of September 30, 2016. Deferred financing costs, net of amortization, of $0.2 million are recorded as a deduction from the debt related to the Company’s bridge facility on the accompanying consolidated balance sheet as of December 31, 2015. Amortization of deferred financing costs of $0.8 million and $0.3 million is included in interest expense on the consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the Company incurred amortization of deferred financing costs of approximately $0.4 million related to its sales of four properties during the period (see Note 4). Amortization of deferred financing costs of $1.8 million and $0.8 million is included in interest expense on the combined consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the Company incurred amortization of deferred financing costs of approximately $0.7 million related to its sales of seven properties during the period (see Note 4).

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in the joint ventures in multifamily properties that the Company consolidates. The Company reports its joint venture partners’ interests in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss, equity contributions, return of capital and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

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

The following table represents the Company’s investments in variable interest entities as of September 30, 2016 and December 31, 2015:

Property Name		Location	Year Acquired	Effective Ownership Percentage at September 30, 2016		Effective Ownership Percentage at December 31, 2015
Meridian		Austin, Texas	2014	—	(1)	90%
The Grove at Alban	(2)	Frederick, Maryland	2014	76%		76%
Willowdale Crossing		Frederick, Maryland	2014	—	(1)	80%
Abbington Heights		Antioch, Tennessee	2014	90%		90%
The Summit at Sabal Park		Tampa, Florida	2014	90%		90%
Courtney Cove		Tampa, Florida	2014	90%		90%
Colonial Forest		Jacksonville, Florida	2014	—	(1)	90%
Park at Blanding		Orange Park, Florida	2014	—	(1)	90%
Park at Regency		Jacksonville, Florida	2014	—	(1)	90%
Jade Park		Daytona Beach, Florida	2014	—	(1)	90%
Mandarin Reserve		Jacksonville, Florida	2014	—	(1)	90%
Radbourne Lake		Charlotte, North Carolina	2014	90%		90%
Timber Creek		Charlotte, North Carolina	2014	90%		90%
Belmont at Duck Creek		Garland, Texas	2014	90%		90%
The Arbors		Tucker, Georgia	2014	90%		90%
The Crossings		Marietta, Georgia	2014	90%		90%
The Crossings at Holcomb Bridge		Roswell, Georgia	2014	90%		90%
The Knolls		Marietta, Georgia	2014	90%		90%
Regatta Bay		Seabrook, Texas	2014	90%		90%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	90%		90%
Southpoint Reserve at Stoney Creek		Fredericksburg, Virginia	2014	85%		85%
Cornerstone		Orlando, Florida	2015	90%		90%
Twelve 6 Ten at the Park (fka McMillan Place)		Dallas, Texas	2015	90%		90%
The Preserve at Terrell Mill (fka Barrington Mill)		Marietta, Georgia	2015	90%		90%
Dana Point		Dallas, Texas	2015	90%		90%
Heatherstone		Dallas, Texas	2015	90%		90%
Versailles		Dallas, Texas	2015	90%		90%
Seasons 704 Apartments		West Palm Beach, Florida	2015	90%		90%

(1)	Properties were sold during the nine months ended September 30, 2016.
(2)	Property is classified as held for sale as of September 30, 2016.

The following table represents the Company’s investments in voting interest entities as of September 30, 2016 and December 31, 2015:

Property Name	Location	Year Acquired	Effective Ownership Percentage at September 30, 2016	Effective Ownership Percentage at December 31, 2015
The Miramar Apartments	Dallas, Texas	2013	100%	100%
Arbors on Forest Ridge	Bedford, Texas	2014	90%	90%	(1)
Cutter’s Point	Richardson, Texas	2014	90%	90%	(1)
Eagle Crest	Irving, Texas	2014	90%	90%	(1)
Silverbrook	Grand Prairie, Texas	2014	90%	90%	(1)
Timberglen	Dallas, Texas	2014	90%	90%	(1)
Toscana	Dallas, Texas	2014	90%	90%	(1)
Edgewater at Sandy Springs	Atlanta, Georgia	2014	90%	90%	(1)
Beechwood Terrace	Nashville, Tennessee	2014	90%	90%	(1)
Willow Grove	Nashville, Tennessee	2014	90%	90%	(1)
Woodbridge	Nashville, Tennessee	2014	90%	90%	(1)
Madera Point	Mesa, Arizona	2015	95%	95%
The Pointe at the Foothills	Mesa, Arizona	2015	95%	95%
Venue at 8651 (fka The Place at Vanderbilt)	Fort Worth, Texas	2015	95%	95%
CityView	West Palm Beach, Florida	2016	91%	—	(2)

(1)	Properties were considered VIEs at December 31, 2015.
(2)	Property was acquired in 2016; therefore, no ownership as of December 31, 2015.

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

The other investor in the VIEs is BH Equities, LLC (“BH Equity”) or affiliates of BH Equity. When these VIEs were formed, BH Equity invested cash in each VIE and received a proportional share of each VIE that it invested in. Each VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally call for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. BH Equity, or its affiliates, provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to each VIE. In consideration of the guarantees provided by BH Equity and its affiliates, they will earn an additional profit interest in each VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the agreements between each VIE and BH Equity or its affiliates. In instances where membership interests in individual properties are held through a multiple-asset LLC, consideration of additional profit interest is calculated at the multiple-asset LLC level. Therefore, distributions will be made to the members pro rata in proportion to their relative percentage interests in the multiple-asset LLC until the members have received an internal rate of return equal to 13%; then, the proportion of distributions changes to a predetermined allocation according to the multiple-asset LLC agreements between each VIE and BH Equity or its affiliates.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2016, the Company believes it is in compliance with all applicable REIT requirements.

Reportable Segment

Substantially all of the Company’s net income (loss) is from investments in real estate properties within the multifamily sector that the Company owns through LLCs. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment and, accordingly, its properties are aggregated into one reportable segment.

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions, including NexBank, SSB, an affiliate of our Adviser, and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes independent third parties to perform the allocation of value analysis for each property acquisition and to perform the market valuations on its derivative financial instruments and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and derivative financial instruments are fair and consistent as of the measurement date.

Per Share Data

The Company began operations on March 31, 2015, as described above and, therefore, the Company had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive income (loss), the Company has presented basic and diluted earnings (loss) per share as if the operating activities of the predecessor were those of the Company and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off. Basic earnings (loss) per share will be shown for all periods presented and computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding, which is adjusted for shares classified as treasury shares during the period and excludes any unvested restricted stock units issued pursuant to the Company’s long-term incentive plan (see Note 8). Diluted earnings (loss) per share is calculated by adjusting basic earnings (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. The Company’s unvested restricted stock units are reflected in the calculation of diluted earnings per share. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share. During the three and nine months ended September 30, 2016, the dilutive impact of the assumed vesting of restricted stock units was less than $0.01. There were no potentially dilutive securities for the three and nine months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, the Company incurred basic and diluted earnings (loss) per share of $0.33 and $(0.05), respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred basic and diluted earnings (loss) per share of $1.02 and $(0.41), respectively.

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

3. Acquisitions

As of September 30, 2016, the Company is invested in a total of 36 multifamily properties, as listed below:

Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of September 30, 2016 (2)	% Occupied as of December 31, 2015 (2)
The Miramar Apartments		183	314	10/31/2013	$599	94.3%	92.4%
Arbors on Forest Ridge		155	210	1/31/2014	831	91.4%	93.8%
Cutter’s Point		198	196	1/31/2014	1,008	95.9%	93.9%
Eagle Crest		396	447	1/31/2014	832	94.2%	95.5%
Silverbrook		526	642	1/31/2014	746	93.5%	93.6%
Timberglen		221	304	1/31/2014	791	92.4%	96.1%
Toscana		115	192	1/31/2014	694	92.7%	94.8%
The Grove at Alban	(3)	267	290	3/10/2014	999	94.1%	94.5%
Edgewater at Sandy Springs		727	760	7/18/2014	880	94.3%	94.5%
Beechwood Terrace		272	300	7/21/2014	853	96.3%	97.3%
Willow Grove		229	244	7/21/2014	841	95.1%	95.9%
Woodbridge		247	220	7/21/2014	928	90.9%	96.4%
Abbington Heights		239	274	8/1/2014	839	97.1%	94.5%
The Summit at Sabal Park		205	252	8/20/2014	906	92.9%	92.5%
Courtney Cove		225	324	8/20/2014	789	95.7%	95.4%
Radbourne Lake		247	225	9/30/2014	1,022	96.9%	96.9%
Timber Creek		248	352	9/30/2014	789	93.8%	94.3%
Belmont at Duck Creek		198	240	9/30/2014	927	94.6%	93.8%
The Arbors		128	140	10/16/2014	829	95.7%	94.3%
The Crossings		378	380	10/16/2014	797	94.2%	92.9%
The Crossings at Holcomb Bridge		248	268	10/16/2014	837	96.6%	95.9%
The Knolls		311	312	10/16/2014	888	95.5%	93.9%
Regatta Bay		200	240	11/4/2014	1,041	91.7%	93.3%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,114	94.3%	96.0%
Southpoint Reserve at Stoney Creek		116	156	12/18/2014	1,011	93.6%	94.9%
Cornerstone		318	430	1/15/2015	863	95.3%	93.3%
Twelve 6 Ten at the Park (fka McMillan Place)		290	402	1/15/2015	689	90.0%	91.3%
The Preserve at Terrell Mill (fka Barrington Mill)		692	752	2/6/2015	796	90.8%	95.6%
Dana Point		206	264	2/26/2015	768	94.7%	92.8%
Heatherstone		116	152	2/26/2015	838	92.1%	94.1%
Versailles		301	388	2/26/2015	810	93.0%	90.2%
Seasons 704 Apartments		217	222	4/15/2015	1,000	95.5%	97.3%
Madera Point		193	256	8/5/2015	768	94.1%	93.8%
The Pointe at the Foothills		473	528	8/5/2015	825	90.2%	90.7%
Venue at 8651 (fka The Place at Vanderbilt)		289	333	10/30/2015	741	95.2%	92.8%
CityView		266	217	7/27/2016	1,097	86.6%	—	(4)
		10,011	11,626

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2016 and December 31, 2015, divided by the total number of units, expressed as a percentage.
(3)	Property is classified as held for sale as of September 30, 2016.
(4)	Property was acquired in 2016.

4. Real Estate Investments

As of September 30, 2016, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,806	$—	$48	$678	$11,112
Arbors on Forest Ridge	2,330	10,958	—	6	642	13,936
Cutter’s Point	3,330	12,814	—	—	763	16,907
Eagle Crest	5,450	21,961	—	12	1,021	28,444
Silverbrook	4,860	25,248	—	43	1,836	31,987
Timberglen	2,510	14,494	—	3	855	17,862
Toscana	1,730	7,301	—	7	642	9,680
Edgewater at Sandy Springs	14,290	43,679	—	129	3,008	61,106
Beechwood Terrace	1,390	20,470	—	4	843	22,707
Willow Grove	3,940	10,642	—	—	624	15,206
Woodbridge	3,650	12,669	—	43	714	17,076
Abbington Heights	1,770	16,401	—	146	852	19,169
The Summit at Sabal Park	5,770	13,320	—	20	882	19,992
Courtney Cove	5,880	12,897	—	61	820	19,658
Radbourne Lake	2,440	21,394	—	155	933	24,922
Timber Creek	11,260	13,237	—	50	801	25,348
Belmont at Duck Creek	1,910	17,007	—	34	789	19,740
The Arbors	1,730	6,512	—	25	381	8,648
The Crossings	3,982	17,605	—	187	1,268	23,042
The Crossings at Holcomb Bridge	5,560	10,782	—	—	1,054	17,396
The Knolls	3,410	17,648	—	—	1,472	22,530
Regatta Bay	1,660	16,131	—	118	725	18,634
Sabal Palm at Lake Buena Vista	7,580	41,128	—	5	825	49,538
Southpoint Reserve at Stoney Creek	6,120	11,295	—	2	549	17,966
Cornerstone	1,500	29,979	—	368	807	32,654
Twelve 6 Ten at the Park (fka McMillan Place)	3,610	17,955	—	15	841	22,421
The Preserve at Terrell Mill (fka Barrington Mill)	10,170	47,888	—	303	2,175	60,536
Dana Point	4,090	12,247	—	193	926	17,456
Heatherstone	2,320	7,493	—	145	689	10,647
Versailles	6,720	20,249	—	46	1,462	28,477
Seasons 704 Apartments	7,480	13,966	—	63	615	22,124
Madera Point	4,920	17,041	—	15	734	22,710
The Pointe at the Foothills	4,840	45,841	—	54	1,107	51,842
Venue at 8651 (fka The Place at Vanderbilt)	2,350	16,607	—	380	952	20,289
CityView	3,860	18,677	491	10	327	23,365
	155,992	652,342	491	2,690	33,612	845,127
Accumulated depreciation and amortization	—	(43,547)	(164)	—	(11,744)	(55,455)
Total Operating Properties	$155,992	$608,795	$327	$2,690	$21,868	$789,672

Held For Sale Properties
The Grove at Alban	3,640	19,064	—	—	1,284	23,988
	3,640	19,064	—	—	1,284	23,988
Accumulated depreciation and amortization	—	(1,397)	—	—	(180)	(1,577)
Total Held For Sale Properties	$3,640	$17,667	$—	$—	$1,104	$22,411

Total	$159,632	$626,462	$327	$2,690	$22,972	$812,083

As of December 31, 2015, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
The Miramar Apartments	$1,580	$8,601	$—	$48	$603	$10,832
Arbors on Forest Ridge	2,330	10,948	—	—	524	13,802
Cutter's Point	3,330	12,747	—	37	621	16,735
Eagle Crest	5,450	21,846	—	15	743	28,054
Meridian	2,310	10,325	—	12	419	13,066
Silverbrook	4,860	24,909	—	118	1,475	31,362
Timberglen	2,510	14,379	—	20	703	17,612
Toscana	1,730	7,256	—	4	522	9,512
The Grove at Alban	3,640	18,994	—	66	911	23,611
Willowdale Crossing	4,650	35,631	—	23	784	41,088
Edgewater at Sandy Springs	14,290	43,429	—	199	2,394	60,312
Beechwood Terrace	1,390	20,374	—	28	572	22,364
Willow Grove	3,940	10,621	—	2	483	15,046
Woodbridge	3,650	12,581	—	110	543	16,884
Abbington Heights	1,770	16,184	—	67	657	18,678
The Summit at Sabal Park	5,770	13,311	—	9	674	19,764
Courtney Cove	5,880	12,850	—	30	668	19,428
Colonial Forest	2,090	3,486	—	—	328	5,904
Park at Blanding	2,610	4,025	—	4	304	6,943
Park at Regency	2,620	5,706	—	5	446	8,777
Jade Park	1,490	6,404	—	19	351	8,264
Mandarin Reserve	5,610	20,850	—	—	1,021	27,481
Radbourne Lake	2,440	21,194	—	224	739	24,597
Timber Creek	11,260	13,101	—	37	541	24,939
Belmont at Duck Creek	1,910	16,948	—	47	533	19,438
The Arbors	1,730	6,512	—	4	279	8,525
The Crossings	3,982	16,696	—	759	890	22,327
The Crossings at Holcomb Bridge	5,560	10,644	—	101	749	17,054
The Knolls	3,410	17,574	—	—	1,016	22,000
Regatta Bay	1,660	16,120	—	34	543	18,357
Sabal Palm at Lake Buena Vista	7,580	40,833	—	214	639	49,266
Southpoint Reserve at Stoney Creek	6,120	10,896	—	166	286	17,468
Cornerstone	1,500	29,786	—	201	411	31,898
Twelve 6 Ten at the Park (fka McMillan Place)	3,610	17,127	—	398	517	21,652
The Preserve at Terrell Mill (fka Barrington Mill)	10,170	47,055	—	430	1,117	58,772
Dana Point	4,090	11,760	—	330	649	16,829
Heatherstone	2,320	6,962	—	403	399	10,084
Versailles	6,720	19,339	—	699	903	27,661
Seasons 704 Apartments	7,480	13,532	—	254	361	21,627
Madera Point	4,920	16,632	629	39	444	22,664
The Pointe at the Foothills	4,840	45,395	1,433	186	768	52,622
Venue at 8651 (fka The Place at Vanderbilt)	2,350	16,112	511	4	479	19,456
	177,152	729,675	2,573	5,346	28,009	942,755
Accumulated depreciation and amortization	—	(32,350)	(1,844)	—	(5,679)	(39,873)
	$177,152	$697,325	$729	$5,346	$22,330	$902,882

Depreciation expense was $8.5 million and $7.5 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense was $25.5 million and $20.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.2 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to the Company’s intangible lease assets was $0.9 million and $10.8 million for the nine months ended September 30, 2016 and 2015, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2016 has been fully amortized and the assets and related accumulated amortization have been written-off as of September 30, 2016.

Sales of Real Estate

The following table presents our sales of real estate for the nine months ended September 30, 2016 (in thousands); there were no sales of real estate for the nine months ended September 30, 2015.

Property		Location		Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Meridian	(2)	Austin, Texas		May 10, 2016	$17,250	$16,981	$4,786
Park at Regency and Mandarin Reserve	(3)	Jacksonville, Florida		June 6, 2016	47,000	46,239	11,584
Park at Blanding and Colonial Forest	(4)	Jacksonville, Florida	(5)	August 31, 2016	14,500	14,259	2,007
Willowdale Crossings	(6)	Frederick, Maryland		September 15, 2016	45,200	44,439	5,576
Jade Park	(7)	Daytona Beach, Florida		September 30, 2016	10,000	9,868	1,979
					$133,950	$131,786	$25,932

(1)	Represents sales price, net of closing costs.
(2)

Approximately $6.4 million of the proceeds from the sale of Meridian were placed with a qualified intermediary for use in a like-kind exchange under Section 1031 of the Code. On July 27, 2016, the Company completed such like-kind exchange, using the approximately $6.4 million of proceeds from the Meridian sale to acquire CityView, a 217-unit property in West Palm Beach, Florida.

(3)

Properties were sold as a portfolio. Approximately $18.0 million of the proceeds from the sale of Park at Regency and Mandarin Reserve were used to pay down a portion of the Company’s Bridge Facility during the three months ended June 30, 2016 (see Note 6).

(4)

Properties were sold as a portfolio. Approximately $5.2 million of the proceeds from the sale of Park at Blanding and Colonial Forest were placed with a qualified intermediary for potential use in a like-kind exchange under Section 1031 of the Code.

(5)	Park at Blanding is located in Orange Park, a suburb of Jacksonville, Florida.
(6)

On September 14, 2016, the Company, using cash on hand, purchased an additional 10% ownership interest in Willowdale Crossings from a noncontrolling interest for approximately $1.4 million, which approximated amounts due to such noncontrolling interest as a result of the underlying property sale. Approximately $10.9 million of the proceeds from the sale of Willowdale Crossings were placed with a qualified intermediary for use in a like-kind exchange under Section 1031 of the Code. On October 11, 2016, the Company completed such like-kind exchange, using the approximately $10.9 million of proceeds from the Willowdale Crossings sale to acquire The Colonnade, a 415-unit property in Phoenix, Arizona (see Note 11).

(7)	Approximately $3.5 million of the proceeds from the sale of Jade Park were used to acquire The Colonnade (see Note 11).

5. Pro Forma Financial Information (unaudited)

The Company acquired 11 properties and sold 7 properties during the period January 1, 2015 through September 30, 2016 and acquired one property subsequent to September 30, 2016 on October 11, 2016 (see Note 11). The following unaudited pro forma information for the nine months ended September 30, 2016 and 2015 has been provided to give effect to the acquisitions and dispositions of the properties as if they had occurred on January 1, 2015. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions and dispositions occurred on this date, nor does it purport to predict the results of operations for future periods. The following table summarizes, on an unaudited basis, the combined consolidated pro forma results of operations of the Company for the nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2016	2015
Actual:
Total revenues	$100,247	$85,056
Net income (loss)	25,712	(9,047)
Basic earnings (loss) per share (see Note 2)	1.02	(0.41)
Diluted earnings (loss) per share (see Note 2)	1.02	(0.41)

Pro forma:
Total revenues	95,076	86,710
Net income (loss)	342	(21,179)
Basic earnings (loss) per share (see Note 2)	0.02	(1.00)
Diluted earnings (loss) per share (see Note 2)	0.02	(0.99)

The pro forma information includes adjustments to actual revenues and expenses recorded to reflect operations of all properties owned as of and subsequent to September 30, 2016, assuming each was owned by the Company and operating as of January 1, 2015. Net income (loss) has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties, and all of the intangible lease assets have been amortized during the nine months ended September 30, 2015 due to the six-month life of intangible assets; (3) acquisition costs have been excluded for pro forma purposes for the acquisition costs of the properties; (4) advisory and administrative fees have been adjusted to include the acquisitions on a pro forma basis; (5) gain on sales of real estate has been excluded for pro forma purposes for the gain recognized on the properties sold; and (6) corporate general and administrative fees expected to be incurred on a quarterly basis at a parent level have been adjusted to include the acquisitions and dispositions on a pro forma basis and are estimated to be approximately $950,000 per quarter.

6. Debt

Mortgages Payable

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2016:

Operating Properties		Type	Term (months)	Amortization (months)	Outstanding Principal (1) (in thousands)		Interest Rate (2)	Max Note Rate (3)	Maturity Date
The Miramar Apartments	(4)	Floating	120	360	$8,400		2.75%	5.75%	2/1/2025
Courtney Cove	(5)	Floating	84	360	14,210		2.61%	5.75%	9/1/2021
The Summit at Sabal Park	(5)	Floating	84	360	14,287		2.61%	5.75%	9/1/2021
Southpoint Reserve at Stoney Creek	(5)	Floating	84	360	13,600		2.64%	6.00%	1/1/2022
The Preserve at Terrell Mill (fka Barrington Mill)	(5)	Floating	84	360	43,500		2.49%	5.50%	3/1/2022
Dana Point	(5)	Floating	84	360	12,176		2.58%	5.50%	3/1/2022
Heatherstone	(5)	Floating	84	360	7,087		2.61%	5.50%	3/1/2022
Versailles	(5)	Floating	84	360	19,623		2.56%	5.50%	3/1/2022
Seasons 704 Apartments	(5)	Floating	84	360	12,660		2.33%	5.95%	5/1/2022
Timber Creek	(6)	Floating	120	360	19,482		2.35%	5.96%	10/1/2024
Radbourne Lake	(6)	Floating	120	360	19,213		2.34%	6.25%	10/1/2024
The Arbors	(6)	Floating	120	360	5,812		2.34%	7.11%	11/1/2024
The Crossings	(6)	Floating	120	360	15,874		2.34%	7.21%	11/1/2024
The Crossings at Holcomb Bridge	(6)	Floating	120	360	12,450		2.34%	7.35%	11/1/2024
The Knolls	(6)	Floating	120	360	16,038		2.34%	7.11%	11/1/2024
Twelve 6 Ten at the Park (fka McMillan Place)	(6)	Floating	120	360	15,738		2.45%	5.92%	2/1/2025
Sabal Palm at Lake Buena Vista	(6)	Floating	120	360	37,680		2.34%	6.26%	12/1/2024
Abbington Heights	(7)	Fixed	120	360	10,256		3.79%	3.79%	9/1/2022
Belmont at Duck Creek	(8)	Fixed	84	360	11,198		4.68%	4.68%	9/1/2018
Regatta Bay	(9)	Floating	60	360	14,000		2.55%	N/A	11/1/2020
Cornerstone	(10)	Fixed	120	360	23,185		4.24%	4.24%	3/1/2023
Madera Point	(11)	Floating	60	360	13,515		2.43%	N/A	9/1/2020
The Pointe at the Foothills	(11)	Floating	60	360	31,365		2.42%	N/A	9/1/2020
CityView	(12)	Fixed	120	360	15,812		4.49%	4.49%	8/1/2025
					$407,161
Fair market value adjustment					1,058	(13)
Deferred financing costs, net					(3,304)
					$404,915

Held for Sale Properties
The Grove at Alban	(5)	Floating	84	360	18,564		3.07%	6.50%	4/1/2021
					$18,564
Deferred financing costs, net					(140)
					$18,424

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on one-month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on three-month LIBOR, subject to a floor of 0.25%, plus 1.70%), Cornerstone (based on a blended fixed rate of 4.24%) and CityView (based on fixed rate of 4.49%). One-month and three-month LIBOR as of September 30, 2016 were 0.5311% and 0.8537%, respectively.

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

(10)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013 and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, we placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of September 30, 2016, the total indebtedness secured by the property is approximately $23.2 million and has a blended interest rate of 4.24%.

(11)	Loan can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(12)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(13)

The Company reflected valuation adjustments on its fixed rate debt for Belmont at Duck Creek and CityView to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 2.75% as of September 30, 2016 and 2.67% as of December 31, 2015. As of September 30, 2016, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 2.96%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 0.9956% on $200.0 million of its combined $400.0 million notional amount related to its interest rate swap agreements that effectively fixes the interest rate on $200.0 million of the Company’s floating rate mortgage indebtedness (see “Interest Rate Swap Agreements” below).

Each of our mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2016, the Company believes it is in compliance with all provisions.

During the nine months ended September 30, 2016, the Company sold seven properties and repaid the related mortgage loans, as detailed in the table below:

Property Name		Date of Sale	Type	Outstanding Principal (1) (in thousands)
Meridian		May 10, 2016	Floating	$9,791
Park at Regency and Mandarin Reserve	(2)	June 6, 2016	Floating	25,582
Park at Blanding and Colonial Forest	(2)	August 31, 2016	Floating	9,000
Willowdale Crossings		September 15, 2016	Floating	32,628
Jade Park		September 30, 2016	Floating	5,850
				$82,851

(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Properties were sold as a portfolio.

The Company incurred prepayment penalties of approximately $825,000 in connection with the payoff of these mortgage loans, which is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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

On June 6, 2016, the Company drew $191.0 million under the Credit Facility to replace the existing mortgage debt on 11 properties (see below). The refinancing of this existing mortgage debt did not incur prepayment penalties. In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the refinancing as a modification of a debt instrument. As such, the existing $1.1 million of net deferred financing costs related to the 11 properties are included with the approximately $2.4 million of net deferred financing costs incurred in connection with the modification. Such costs are recorded as a deduction from the debt related to the Credit Facility on the accompanying consolidated balance sheet as of September 30, 2016 and are amortized over the term of the Credit Facility. The Company subsequently drew an additional $9.0 million under the Credit Facility and used the proceeds to pay down a portion of its bridge facility (see “Bridge Facility” below). As of September 30, 2016, the Company has $200.0 million outstanding under its Credit Facility at an interest rate of 2.73% (see Note 11) and an adjusted weighted average interest rate of 3.20%. For purposes of calculating the adjusted weighted average interest rate of the Credit Facility, the Company has included the weighted average fixed rate of 0.9956% on $200.0 million of its combined $400.0 million notional amount related to its interest rate swap agreements that effectively fixes the interest rate on the $200.0 million outstanding under the Company’s Credit Facility (see “Interest Rate Swap Agreements” below).

The following 11 properties in the Company’s portfolio have been cross-collateralized as security for the Credit Facility:

•	Arbors on Forest Ridge
•	Cutter’s Point
•	Eagle Crest
•	Silverbrook
•	Timberglen
•	Toscana
•	Edgewater at Sandy Springs
•	Beechwood Terrace
•	Willow Grove
•	Woodbridge
•	Venue at 8651 (fka The Place at Vanderbilt)

The Credit Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of September 30, 2016, the Company believes it is in compliance with all provisions.

Bridge Facility

On August 5, 2015, the Company executed a bridge facility (the “Bridge Facility”) with KeyBank in the amount of $29.0 million. The proceeds from the Bridge Facility were used to fund a portion of the purchase price of the Madera Point and The Pointe at the Foothills acquisitions. During the nine months ended September 30, 2016, the Company paid down the entire $29.0 million of principal on the Bridge Facility, which was funded with $18.0 million of the Company’s share of proceeds, net of distributions to noncontrolling interests, from the sales of Park at Regency and Mandarin Reserve, $9.0 million of proceeds drawn under the Company’s Credit Facility and $2.0 million of cash on hand. The Bridge Facility was retired on August 2, 2016.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2016 are as follows (in thousands):

	Operating Properties & Other Secured Debt	Held For Sale Properties	Total
2016	203	95	298
2017	1,543	387	1,930
2018	17,157	399	17,556
2019	6,849	412	7,261
2020	65,836	424	66,260
Thereafter	515,573	16,847	532,420
Total	$607,161	$18,564	$625,725

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into four interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $400.0 million. The interest rate swaps effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 0.9956%.  During the term of these interest rate swap agreements, the Company is required to make monthly fixed rate payments of 0.9956%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to the Company referencing the same notional amounts. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk (see Note 7). The following table contains summary information regarding the Company’s outstanding interest rate swaps (dollars in thousands):

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate		Floating Rate Option (1)
May 13, 2016	July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
June 13, 2016	July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
June 30, 2016	July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
August 12, 2016	September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
			$400,000	0.9956%	(2)

(1)	As of September 30, 2016, one-month LIBOR was 0.5311%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

7. Fair Value Measures and Derivative Financial Instruments

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets are recorded at fair value at acquisition and may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below the carrying value less estimated costs to sell. Additionally, the Company records derivative financial instruments at fair value.

Real estate acquisitions

As further discussed in Notes 2 and 3, the Company owns 36 properties as of September 30, 2016. During the nine months ended September 30, 2016, the Company acquired one property and assumed the existing fixed-rate mortgage debt on the property. Upon acquisition of a property, the purchase price is allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from 4-5 years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from 3-4 years. During the nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The derivative financial instruments the Company employs cap the related floating interest rates at a weighted average interest rate of 6.10%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and is subsequently reclassified into net income or loss in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income as interest expense. During the three and nine months ended September 30, 2016, the Company recorded approximately $0.6 million of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a reduction of interest expense on the accompanying combined consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of September 30, 2015, the Company had 15 interest rate cap derivatives, with a notional amount of $259.7 million, designated as cash flow hedges.

As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps	4	$400,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income as interest expense. As of September 30, 2015, the Company had 20 interest rate cap derivatives, with a notional amount of $304.8 million, that were not designated as hedges in qualifying hedging relationships.

As of September 30, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	18	$306,876

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$343	$61	Other liabilities	$876	$—

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	2	6	Other liabilities	—	—
Total		$345	$67		$876	$—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2016	2015	(effective portion)	2016	2015	(ineffective portion)	2016	2015
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$(1,576)	$(112)	Interest expense	$(479)	$—	Interest expense	$599	$—
For the nine months ended September 30,
Interest rate products	(1,619)	(508)	Interest expense	(491)	—	Interest expense	599	—

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2016	2015
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	$(2)	$(17)
For the nine months ended September 30,
Interest rate products	Interest expense	(8)	(182)

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

8. Stockholders’ Equity

Common stock

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund (“NHF”) of all but one of the multifamily properties owned by NHF through its subsidiary Freedom REIT, LLC (“Freedom REIT”). On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. As of September 30, 2016, the Company had 21,293,825 shares of common stock, $0.01 par value per share, issued and 21,212,611 shares of common stock outstanding (see “Treasury Stock” below and Note 11).

Treasury Stock

During the period ended September 30, 2016, in accordance with the Company’s share repurchase program (as described below), the Company purchased 81,214 shares of its common stock, $0.01 par value per share, at a total cost of approximately $1,524,000 (see Note 11). The cost of these shares is included in common stock held in treasury at cost on the consolidated balance sheet as of September 30, 2016. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period.

Share Repurchase Program

On June 15, 2016, the Company’s Board of Directors authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share. This authorization expires on June 15, 2018. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the period ended September 30, 2016, the Company purchased 81,214 shares of its common stock, $0.01 par value per share, at a total cost of approximately $1,524,000, or $18.76 per share.

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved a long-term incentive plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering 2,100,000 shares of common stock, $0.01 par value per share, that the Company may issue pursuant to the 2016 LTIP. The 2016 LTIP authorizes the compensation committee of the Company’s Board of Directors to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance. On August 11, 2016, pursuant to the 2016 LTIP, the compensation committee of the Board granted 209,797 restricted stock units to its directors and officers. For the three and nine months ended September 30, 2016, the Company recognized approximately $0.3 million of equity-based compensation expense related to grants of restricted stock units (see “Restricted Stock Units” below), which is included in corporate general and administrative expenses on the combined consolidated statements of operations and comprehensive income (loss). The Company did not award any equity-based compensation during the nine months ended September 30, 2015.

Restricted Stock Units. Restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period.  On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. The following table includes the number of restricted stock units granted, exercised, forfeited and outstanding as of September 30, 2016:

	2016
	Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	—		$—
Granted	209,797	(1)	19.20
Exercised	—		—
Forfeited	—		—
Outstanding September 30,	209,797		$19.20
(1)	110,258 restricted stock units vest in August 2017; 49,769.5 restricted stock units vest in each August 2018 and August 2019.

9. Related Party Transactions

Fees and reimbursements to BH and its affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company by virtue of ownership in certain variable interest entities and voting interest entities through BH’s affiliates. The property management fee is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fees incurred
Property management fees (1)	$989	$910	$3,007	$2,527
Construction supervision fees (2)	247	612	624	1,147
Acquisition fees (3)	139	546	139	1,899

Reimbursements
Payroll and benefits (4)	4,140	3,339	12,212	9,476
Other reimbursements (5)	460	634	1,465	2,190

(1)	Included in property management fees on the combined consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs and are included in acquisition costs on the combined consolidated statements of operations and comprehensive income (loss).

(4)	Included in property operating expenses on the combined consolidated statements of operations and comprehensive income (loss).
(5)

Includes various operating expenses such as repairs and maintenance costs and property general and administrative expenses, which are included on the combined consolidated statements of operations and comprehensive income (loss).

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties, the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the three months ended September 30, 2016 and 2015, the properties incurred asset management fees to the Company of approximately $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the properties incurred asset management fees to the Company of approximately $0.5 million and $0.4 million, respectively. Since the fees are paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because our joint venture partners own a portion of each entity, with the exception of The Miramar Apartments, they absorb their pro rata share of the asset management fee. This amount is reflected on the combined consolidated statements of operations and comprehensive income (loss) in the net income (loss) attributable to noncontrolling interests.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP, the Company’s long-term incentive plan. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as our ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the

Company, will be billed monthly to us under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and nine months ended September 30, 2016 and the six months ended September 30, 2015, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-Off. Advisory and administrative fees on New Assets are not subject to the above limitation but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

For the three months ended September 30, 2016 and 2015, the Company incurred advisory and administrative fees of $1.7 million and $1.5 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred advisory and administrative fees of $4.9 million and $4.2 million, respectively. These fees are reflected on the combined consolidated statements of operations and comprehensive income (loss) in advisory and administrative fees. The allocation of advisory and administrative fees prior to the Spin-Off is based on the terms of the Advisory Agreement between the Company’s predecessor and NexPoint Advisors. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by the Company’s predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. The amount paid for the three and nine months ended September 30, 2016 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.3 million and $0.9 million, respectively, of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, Venue at 8651 (fka The Place at Vanderbilt), and CityView, defined as New Assets pursuant to the terms of the Advisory Agreement. The Adviser elected to voluntarily waive the approximately $0.1 million of advisory and administrative fees the Company incurred on New Assets for the three months ended September 30, 2015. The Company did not incur advisory and administrative fees on New Assets for the six months ended June 30, 2015.

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2016, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

In addition, the Company incurs costs in the normal course of business to acquire real estate assets and should an acquisition not close, the deposits made in connection with the acquisition may not be recoverable (see Note 2). As of September 30, 2016, the Company has no acquisition deposits outstanding that were deemed to not be recoverable as a result of not closing an acquisition.

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

During the nine months ended September 30, 2016, the Company sold seven properties, five of which BH Equity and its affiliates may be entitled to certain profits interests pursuant to a portfolio joint venture agreement covering the Company's Jacksonville portfolio. Upon achieving certain performance hurdles, not to exceed an additional 10% of the net proceeds from sales or refinancings and based upon estimated distributions upon a hypothetical liquidation of each of the Jacksonville properties (assuming they are liquidated and proceeds distributed and not reinvested through like-kind exchanges or similar deferment strategies), BH Equity and its affiliates may earn an additional profit interest in the Jacksonville portfolio in a range from $0 to $2.0 million. Inputs reflect the Company’s best estimate of what market participants would use in pricing the properties giving consideration to the terms of the joint venture agreements and the estimated discounted future cash flows to be generated from the underlying properties through disposition. The inputs and assumptions utilized to estimate the future cash flows of the underlying properties are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates. As the additional profit interest BH Equity and its affiliates may earn on these investments is reasonably possible, but not reasonably estimable, the Company has concluded that it is not appropriate to accrue a liability for these additional profit interests on its combined consolidated financial statements.

11. Subsequent Events

Acquisition of Multifamily Property

The Company acquired the following property subsequent to September 30, 2016 (dollars in thousands) (unaudited):

Property Name	Location	Date of Acquisition	Purchase Price	Debt		# Units	Noncontrolling Interest	Effective Ownership
The Colonnade	Phoenix, Arizona	October 11, 2016	$44,600	$29,500	(1)	415	3%	97%

(1)

The Company expanded its Credit Facility by $32.3 million and used $29.5 million of proceeds drawn to fund a portion of the purchase price, as well as proceeds, net of distributions to noncontrolling interests, from the sales of Willowdale Crossings and Jade Park and cash on hand.

 Share Repurchase Program

Subsequent to September 30, 2016 and through November 9, 2016, the Company purchased 152,132 shares of its common stock, $0.01 par value per share, under its share repurchase program, at a total cost of approximately $2,756,000, or $18.11 per share. As of November 9, 2016, the Company had purchased a total of 233,346 shares of its common stock, $0.01 par value per share, under the share repurchase program at a total cost of approximately $4,279,000, or $18.34 per share, which will be included in common stock held in treasury at cost on the Company’s consolidated balance sheet. As of November 9, 2016, the Company had 21,293,825 shares of its common stock issued and 21,060,479 shares outstanding.

Dividends Declared

On November 7, 2016, the Company’s board of directors increased the Company’s quarterly dividend 6.8%, or by $0.014 per share, declaring a quarterly dividend of $0.22 per share, payable on December 30, 2016 to stockholders of record on December 15, 2016.

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

Overview

As of September 30, 2016, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 36 multifamily properties encompassing 11,626 units of apartment space that was approximately 93.6% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $848 as of September 30, 2016. On October 11, 2016, we purchased an additional multifamily property, The Colonnade, located in Phoenix, Arizona, which encompasses 415 units of apartment space.

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ management and capex value-add programs at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties. We are externally managed by NexPoint Real Estate Advisors L.P., or our Adviser, an affiliate of Highland Capital Management, L.P. (our “Sponsor” or “Highland”), a leading global alternative asset manager and an SEC-registered investment adviser which, together with its affiliates, had approximately $15.4 billion in assets under management as of September 30, 2016.

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

Other Income and Expense

Interest expense. Interest expense primarily includes the cost of interest expense on debt, the amortization of deferred financing costs, any prepayment penalties we may incur on the early retirement of debt, and the related impact of interest rate derivatives used to manage the Company’s interest rate risk.

Gain on sales of real estate. Gain on sales of real estate includes the gain recognized upon sales of properties. Gain on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the properties.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

As of September 30, 2016, we owned all or a majority interest in a portfolio of multifamily properties, or the Portfolio, primarily located in the Southeastern and Southwestern United States consisting of 36 multifamily properties encompassing 11,626 units of apartment space that was approximately 93.6% leased. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $848 as of September 30, 2016.

The following table sets forth a summary of our operating results for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$33,079	$30,771	$100,247	$85,056
Total expenses	(28,137)	(27,039)	(83,095)	(81,234)
Operating income	4,942	3,732	17,152	3,822
Interest expense	(5,679)	(4,622)	(17,372)	(12,869)
Gain on sales of real estate	9,562	—	25,932	—
Net income (loss)	8,825	(890)	25,712	(9,047)
Net income (loss) attributable to noncontrolling interests	1,735	174	4,047	(332)
Net income (loss) attributable to common stockholders	$7,090	$(1,064)	$21,665	$(8,715)

The change in our net income (loss) for the three months ended September 30, 2016 as compared to the net income (loss) for the three months ended September 30, 2015 primarily relates to the gain on sales of real estate we recognized on the four properties we sold during the period in 2016 and the timing of the sales of the properties (we sold two properties on August 31, 2016, one property on September 15, 2016 and one property on September 30, 2016), as well as increases in same store operating results. The change in our net income (loss) for the nine months ended September 30, 2016 as compared to the net income (loss) for the nine months ended September 30, 2015 primarily relates to the gain on sales of real estate we recognized on the seven properties we sold during the period in 2016 and the timing of the sales of the properties (we sold one property on May 10, 2016, two properties on June 6, 2016, two properties on August 31, 2016, one property on September 15, 2016 and one property on September 30, 2016). Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed for less than a full period in 2015 versus the entire period in 2016.

Revenues

Rental income. Rental income was $28.6 million for the three months ended September 30, 2016 compared to $27.0 million for the three months ended September 30, 2015, which was an increase of approximately $1.6 million. Rental income was $87.4 million for the nine months ended September 30, 2016 compared to $75.2 million for the nine months ended September 30, 2015, which was an increase of approximately $12.2 million. The increase between both periods was primarily due to an increase in rental income from our properties based upon increased rents and increased occupancy rates due to the value-add programs that we have implemented as well as organic growth in rents in the markets where these properties are located. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $848 as of September 30, 2016 compared to $796 as of September 30, 2015, which was an increase of approximately 6.5%. The occupancy rate for the Portfolio was 93.6% as of September 30, 2016 compared to 93.1% as of September 30, 2015. The increase between the three-month periods was also due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of four properties during the period in 2016. The increase between the nine-month periods was also due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of seven properties during the period in 2016. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to rental income for less than a full period in 2015 versus the entire period in 2016.

Other income. Other income was $4.4 million for the three months ended September 30, 2016 compared to $3.8 million for the three months ended September 30, 2015, which was an increase of approximately $0.6 million. The increase between the periods was primarily due to a $0.3 million, or 16.1%, increase in utility reimbursements. The increase between the periods was also due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of four properties during the period in 2016. Other income was $12.8 million for the nine months ended September 30, 2016 compared to $9.9 million for the nine months ended September 30, 2015, which was an increase of approximately $2.9 million. The increase between the periods was primarily due to a $1.7 million, or 30.5%, increase in utility reimbursements. The increase between the periods was also due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of seven properties during the period in 2016. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to other income for less than a full period in 2015 versus the entire period in 2016.

Expenses

Property operating expenses. Property operating expenses were $9.9 million for the three months ended September 30, 2016 compared to $9.2 million for the three months ended September 30, 2015, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of four properties during the period in 2016. Property operating costs were $28.9 million for the nine months ended September 30, 2016 compared to $24.8 million for the nine months ended September 30, 2015, which was an increase of approximately $4.1 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of seven properties during the period in 2016. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to property operating expenses for less than a full period in 2015 versus the entire period in 2016.

Acquisition costs. Acquisition costs were $0.4 million for the three months ended September 30, 2016 compared to $0.6 million for the three months ended September 30, 2015, which was a decrease of approximately $0.2 million. During the three months ended September 30, 2016 and 2015, the Company acquired one and two properties, respectively. Acquisition costs were $0.4 million for the nine months ended September 30, 2016 compared to $2.8 million for the nine months ended September 30, 2015, which was a decrease of approximately $2.4 million. During the nine months ended September 30, 2016 and 2015, the Company acquired one and nine properties, respectively. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.0 million for the three months ended September 30, 2016 compared to $3.8 million for the three months ended September 30, 2015, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by a $0.2 million, or 32.4%, reduction in property liability insurance costs and the disposition of four properties during the period in 2016. Real estate taxes and insurance costs were $12.3 million for the nine months ended September 30, 2016 compared to $10.7 million for the nine months ended September 30, 2015, which was an increase of approximately $1.6 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by a $0.4 million, or 21.1%, reduction in property liability insurance costs and the disposition of seven properties during the period in 2016. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to real estate taxes and insurance costs for less than a full period in 2015 versus the entire period in 2016. Further, the costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.0 million for the three months ended September 30, 2016 compared to $0.9 million for the three months ended September 30, 2015, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of four properties during the period in 2016, and increases in rental income and other income, which the fee is, in part, based on. Property management fees were $3.0 million for the nine months ended September 30, 2016 compared to $2.5 million for the nine months ended September 30, 2015, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of seven properties during the period in 2016, and increases in rental income and other income, which the fee is, in part, based on. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to property management fees for less than a full period in 2015 versus the entire period in 2016.

Advisory and administrative fees. Advisory and administrative fees were $1.7 million for the three months ended September 30, 2016 compared to $1.5 million for the three months ended September 30, 2015, which was an increase of approximately $0.2 million. Advisory and administrative fees were $4.9 million for the nine months ended September 30, 2016 compared to $4.2 million for the nine months ended September 30, 2015, which was an increase of approximately $0.7 million. The amount incurred during the three and nine months ended September 30, 2016 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.3 million and $0.9 million, respectively, of advisory and administrative fees incurred on Madera Point, The Pointe at the Foothills, Venue at 8651 (fka The Place at Vanderbilt) and CityView, defined as New Assets pursuant to the terms of the Advisory Agreement. Advisory and administrative fees may increase in future periods as the Company acquires additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.0 million for the three months ended September 30, 2016 compared to $0.8 million for the three months ended September 30, 2015, which was an increase of approximately $0.2 million. The increase between periods primarily relates to approximately $0.3 million of equity-based compensation expense recognized during the period in 2016 related to the grant of restricted stock units to our directors and officers pursuant to our long-term incentive plan (see Note 8 to our combined consolidated financial statements). Corporate general and administrative expenses were $2.6 million for the nine months ended September 30, 2016. Corporate general and administrative expenses were $1.6 million for the six months ended September 30, 2015. Prior to the completion of the Spin-Off on March 31, 2015, the Company did not incur any corporate general and administrative expenses. Corporate general and administrative expenses may increase in future periods as the Company acquires additional properties.

Property general and administrative expenses. Property general and administrative expenses were $1.5 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of four properties during the period in 2016. Property general and administrative costs were $4.5 million for the nine months ended September 30, 2016 compared to $3.8 million for the nine months ended September 30, 2015, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to the acquisition of two additional properties subsequent to September 30, 2015, partially offset by the disposition of seven properties during the period in 2016. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to property general and administrative expenses for less than a full period in 2015 versus the entire period in 2016.

Depreciation and amortization. Depreciation and amortization costs were $8.7 million for the three months ended September 30, 2016 compared to $9.1 million for the three months ended September 30, 2015, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.2 million related to one property for the three months ended September 30, 2016 compared to $1.6 million related to nine properties for the three months ended September 30, 2015, which was a decrease of approximately $1.4 million. Depreciation and amortization costs were $26.4 million for the nine months ended September 30, 2016 compared to $30.8 million for the nine months ended September 30, 2015, which was a decrease of approximately $4.4 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.9 million related to four properties for the nine months ended September 30, 2016 compared to $10.8 million related to 31 properties for the nine months ended September 30, 2015, which was a decrease of approximately $9.9 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between both periods was partially offset by the additional depreciation expense related to the acquisition of two properties subsequent to September 30, 2015 and capitalized expenditures primarily related to our value-add program. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to depreciation costs for less than a full period in 2015 versus the entire period in 2016.

Other Income and Expense

Interest expense. Interest expense was $5.7 million for the three months ended September 30, 2016 compared to $4.6 million for the three months ended September 30, 2015, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to the amortization of deferred financing costs and prepayment penalties incurred related to the disposition of four properties during the period in 2016 (see table below), interest expense costs incurred on our interest rate swap agreements (see “Liquidity and Capital Resources – Interest Rate Swap Agreements” below), and increases in LIBOR, which is the index for our floating rate indebtedness. The increase between periods was partially offset by approximately $0.6 million of gain recognized related to the ineffective portion of changes in the fair value of our derivatives designated as cash flow hedges. Interest expense was $17.4 million for the nine months ended September 30, 2016 compared to $12.9 million for the nine months ended September 30, 2015, which was an increase of approximately $4.5 million. The increase between the periods was primarily due to the amortization of deferred financing costs and prepayment penalties incurred related to the disposition of seven properties during the period in 2016 (see table below), interest expense costs incurred on our interest rate swap agreements, and increases in LIBOR, which is the index for our floating rate indebtedness. The increase between periods was partially offset by approximately $0.6 million of gain recognized related to the ineffective portion of changes in the fair value of our derivatives designated as cash flow hedges. Also, nine of the 41 properties owned as of September 30, 2015 were acquired during the nine months ended September 30, 2015 and therefore contributed to interest expense for less than a full period in 2015 versus the entire period in 2016. The following is a table that details the various costs included in interest expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016		2015
Interest on debt	$4,524		$4,337	$14,863		$11,878
Amortization of deferred financing costs	799	(1)	268	1,782	(2)	809
Interest rate swaps - effective portion	472		—	472		—
Interest rate swaps - ineffective portion	(599)		—	(599)		—
Interest rate caps expense	9		17	27		182
Prepayment penalties	474		—	827		—
Total	$5,679		$4,622	$17,372		$12,869

(1)	We incurred amortization of deferred financing costs of approximately $0.4 million due to our disposition of four properties during the period.
(2)	We incurred amortization of deferred financing costs of approximately $0.7 million due to our disposition of seven properties during the period.

Gain on sales of real estate. Gain on sales of real estate was $9.6 million and $25.9 million for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, we sold four and seven properties, respectively. We did not recognize gain on sales of real estate for the three and nine months ended September 30, 2015 as we did not sell any properties during the periods.

Same Store Results of Operations for the Three Months Ended September 30, 2016 and 2015

As of September 30, 2016, our Portfolio of 36 properties consisted of 32 Same Store properties encompassing 10,292 units of apartment space that was approximately 93.9% leased. The weighted average monthly effective rent per occupied apartment unit in our Same Store pool was $850 as of September 30, 2016. For our Same Store properties, we recorded the following operating results for the third quarter of 2016 as compared to the third quarter of 2015:

Revenues

Rental income. Rental income was $24.1 million for the three months ended September 30, 2016 compared to $22.2 million for the three months ended September 30, 2015, which was an increase of approximately $1.9 million, or 9.0%. The majority of the increase is primarily related to a 6.7% increase in the weighted average monthly effective rent per occupied apartment unit to $850 as of September 30, 2016 from $796 as of September 30, 2015, as well as a 0.5% increase in occupancy.

Other income. Other income was $3.8 million for the three months ended September 30, 2016 compared to $3.2 million for the three months ended September 30, 2015, which was an increase of approximately $0.6 million, or 19.0%. The majority of the increase is related to a $0.3 million, or 20.2%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $8.1 million for the three months ended September 30, 2016 compared to $7.5 million for the three months ended September 30, 2015, which was an increase of approximately $0.6 million, or 8.1%. The majority of the increase is related to a $0.5 million, or 25.7%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $3.4 million for the three months ended September 30, 2016 compared to $3.1 million for the three months ended September 30, 2015, which was an increase of approximately $0.3 million, or 9.6%. The majority of the increase is related to a $0.4 million, or 16.5%, increase in property taxes, partially offset by a $0.2 million, or 27.2%, decrease in property liability insurance.

Property management fees. Property management fees were $0.8 million for the three months ended September 30, 2016 compared to $0.8 million for the three months ended September 30, 2015, which was an increase of less than $0.1 million, or 11.2%. The majority of the increase is related to a $1.9 million, or 9.0%, increase in rental income, and a $0.6 million, or 19.0%, increase in other income, which the fee is, primarily, based on.

Property general and administrative expenses. Property general and administrative expenses were $1.0 million for the three months ended September 30, 2016 compared to $1.0 million for the three months ended September 30, 2015, which was a decrease of less than $0.1 million, or 5.5%, that primarily related to decreases in professional fees and licenses.

Net Operating Income for the Three Months Ended September 30, 2016 and 2015

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2016 and 2015 for our Same Store and Non-Same Store properties (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenues
Same Store
Rental income	$24,145	$22,157	$1,988	9.0%
Other income	3,795	3,190	605	19.0%
Same Store revenues	27,940	25,347	2,593	10.2%
Non-Same Store
Rental income	4,487	4,808	(321)	-6.7%
Other income	652	616	36	5.8%
Non-Same Store revenues	5,139	5,424	(285)	-5.3%
Total revenues	33,079	30,771	2,308	7.5%

Operating expenses
Same Store
Property operating expenses	8,126	7,520	606	8.1%
Real estate taxes and insurance	3,409	3,109	300	9.6%
Property management fees (related party)	834	750	84	11.2%
Property general and administrative expenses (1)	957	1,013	(56)	-5.5%
Same Store operating expenses	13,326	12,392	934	7.5%
Non-Same Store
Property operating expenses	1,748	1,667	81	4.9%
Real estate taxes and insurance	564	666	(102)	-15.3%
Property management fees (related party)	155	160	(5)	-3.1%
Property general and administrative expenses (1)	224	186	38	20.4%
Non-Same Store operating expenses	2,691	2,679	12	0.4%
Total operating expenses	16,017	15,071	946	6.3%

NOI
Same Store	14,614	12,955	1,659	12.8%
Non-Same Store	2,448	2,745	(297)	-10.8%
Total NOI	$17,062	$15,700	$1,362	8.7%

(1)

Excludes expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “Non-GAAP Measures – Net Operating Income and Same Store Net Operating Income” below.

Non-GAAP Measures

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, and (7) expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. Entity level general and administrative expenses incurred that relate to the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our joint venture ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as determined under GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.

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

NOI for the Three and Nine Months Ended September 30, 2016 and 2015 and Same Store NOI for the Three Months Ended September 30, 2016 and 2015

The following table, which has not been adjusted for the effects of noncontrolling interests, details our NOI for the three and nine months ended September 30, 2016 and 2015 and our Same Store NOI for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$8,825	$(890)	$25,712	$(9,047)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees	1,698	1,454	4,944	4,170
Corporate general and administrative expenses	1,023	817	2,649	1,648
Property general and administrative expenses and other (1)	346	(56)	627	514
Depreciation and amortization	8,667	9,135	26,363	30,795
Interest expense	5,679	4,622	17,372	12,869
Gain on sales of real estate	(9,562)	—	(25,932)	—
Acquisition costs	386	618	386	2,787
NOI	$17,062	$15,700	$52,121	$43,736
Less Non-Same Store
Revenues	(5,139)	(5,424)
Operating expenses	2,691	2,679
Same Store NOI	$14,614	$12,955

(1)

Adjustment to net income (loss) to exclude expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations, or AFFO, are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for noncontrolling interests and show the noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders. AFFO is utilized by us to reflect our ongoing results of the existing portfolio by removing the impact of expenditures by adjusting our FFO for items that do not necessarily reflect ongoing property operations, such as acquisition expenses, equity-based compensation expenses, prepayment penalties incurred on the early retirement of debt, the amortization of deferred loan costs, the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges, and the noncontrolling interests related to these items. AFFO will also be adjusted to include any gains (losses) from sales of property to the extent excluded from FFO.

We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, for FFO, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for AFFO, by excluding acquisition expenses, prepayment penalties incurred on the early retirement of debt, and non-cash expenses such as equity-based compensation expenses, the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges, and the amortization of deferred loan costs, FFO and AFFO can help investors compare our operating performance between periods and to other REITs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$8,825	$(890)	$25,712	$(9,047)
Depreciation and amortization	8,667	9,135	26,363	30,795
Gain on eminent domain (1)	—	(158)	—	(158)
Gain on sales of real estate	(9,562)	—	(25,932)	—
Adjustment for noncontrolling interests	(1,021)	(1,088)	(3,401)	(2,889)
FFO attributable to common stockholders	6,909	6,999	22,742	18,701

FFO per share - basic	$0.32	$0.33	$1.07	$0.88
FFO per share - diluted	$0.32	$0.33	$1.07	$0.88

Acquisition costs	386	618	386	2,787
Gain on eminent domain (1)	—	158	—	158
Amortization of deferred financing costs	799	268	1,782	809
Gain on sales of real estate	9,562	—	25,932	—
Prepayment penalties	474	—	827	—
Equity-based compensation expense	296	—	296	—
Change in fair value on derivative instruments - ineffective portion	(599)	—	(599)	—
Adjustment for noncontrolling interests	(1,657)	(125)	(3,413)	(391)
AFFO attributable to common stockholders	16,170	7,918	47,953	22,064

AFFO per share - basic	$0.76	$0.37	$2.25	$1.04
AFFO per share - diluted	$0.76	$0.37	$2.25	$1.04

(1)

On August 4, 2015, The Department of Transportation of the State of Georgia (“DOT”), through exercise of eminent domain, appropriated 0.966 acres of land and certain access rights from The Crossings in Marietta, GA and paid the sum of approximately $326,000 as just and adequate compensation. The Company recognized a gain on eminent domain of approximately $158,000. Due to immateriality, the gain on eminent domain was included in Other Income for the three and nine months ended September 30, 2015.

FFO was $6.9 million for the three months ended September 30, 2016 compared to $7.0 million for the three months ended September 30, 2015, which was a decrease of approximately $0.1 million. We had an increase in NOI of approximately $1.4 million and an increase in interest expense of approximately $1.1 million between periods. The increase in interest expense primarily relates to interest expense costs of approximately $0.5 million incurred on our interest rate swaps and one-time interest charges of approximately $0.9 million during the period in 2016, which consisted of $0.4 million of amortization of deferred financing costs and $0.5 million of prepayment penalties incurred on the early retirement of debt related to our disposition of four properties, and was partially offset by a $0.6 million gain recognized on the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges. FFO was $22.7 million for the nine months ended September 30, 2016 compared to $18.7 million for the nine months ended September 30, 2015, which was an increase of approximately $4.0 million. The change in our FFO between periods primarily relates to an increase in NOI of approximately $8.4 million and an increase in interest expense of approximately $4.5 million. The increase in interest expense primarily relates to interest expense costs of approximately $0.5 million incurred on our interest rate swaps and one-time interest charges of approximately $1.5 million during the period in 2016, which consisted of $0.7 million of amortization of deferred financing costs and $0.8 million of prepayment penalties incurred on the early retirement of debt related to our disposition of seven properties, and was partially offset by a $0.6 million gain recognized on the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges.

The change in our AFFO for the three months ended September 30, 2016 as compared to AFFO for the three months ended September 30, 2015 primarily relates to the gain on sales of real estate, prepayment penalties incurred on the early retirement of debt, and amortization of deferred financing costs we recognized related to the disposition of four properties during the period in 2016, and was offset by the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges and adjustments for amounts attributable to noncontrolling interests. The change in our AFFO for the nine months ended September 30, 2016 as compared to AFFO for the nine months ended September 30, 2015 primarily relates to the gain on sales of real estate, prepayment penalties incurred on the early retirement of debt, and amortization of deferred financing costs we recognized related to the disposition of seven properties during the period in 2016, and was offset by the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges and adjustments for amounts attributable to noncontrolling interests.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of September 30, 2016, we have reserved approximately $14.0 million for our planned capital expenditures to implement our value-add program.

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

We believe that our available cash, expected operating cash flows and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2016.

Cash Flows

The following table presents selected data from the Company’s combined consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016		2015
Net cash provided by operating activities	$28,488		$16,997
Net cash provided by (used in) investing activities	116,417		(267,684)
Net cash provided by (used in) financing activities	(127,045)		256,983
Net increase in cash	17,860		6,296
Cash, beginning of period	16,226		12,662
Cash, end of period	$34,086	(1)	$18,958

(1)	Does not include restricted cash of $34.1 million as of September 30, 2016.

Cash flows from operating activities. During the nine months ended September 30, 2016, net cash provided by operating activities was $28.5 million compared to net cash provided by operating activities of $17.0 million for the nine months ended September 30, 2015. The increase in net cash from operating activities was mainly due to changes in net income (loss), offset by changes in noncash items such as gain on sales of real estate, depreciation and amortization.

Cash flows from investing activities. During the nine months ended September 30, 2016, net cash provided by investing activities was $116.4 million compared to net cash used in investing activities of $267.7 million for the nine months ended September 30, 2015. The change in cash flows from investing activities was mainly due to the sales of seven properties during the period in 2016 for net proceeds of approximately $131.8 million compared to the acquisition of nine properties during the period in 2015 for a combined purchase price of approximately $258.2 million. The change in cash flows from investing activities was also due to additions to operating real estate investments, primarily related to our value-add program, of approximately $17.2 million during the period in 2016 compared to approximately $29.6 million during the period in 2015.

Cash flows from financing activities. During the nine months ended September 30, 2016, net cash used in financing activities was $127.0 million compared to net cash provided by financing activities of $257.0 million for the nine months ended September 30, 2015. The change in cash flows from financing activities was mainly due to the retirement of $82.9 million of debt related to the sales of seven properties and the use of proceeds from two of the sales to pay down $18.0 million of principal on our bridge facility during the period in 2016 compared to the acquisition of nine properties during the period in 2015 for a combined purchase price of approximately $258.2 million, which was funded through debt and capital contributions.

Mortgage Indebtedness

As of September 30, 2016, our subsidiaries have aggregate outstanding mortgage indebtedness to third parties of approximately $425.7 million at a weighted average interest rate of 2.75% and an adjusted weighted average interest rate of 2.96%. For purposes of calculating the adjusted weighted average interest rate of our outstanding mortgage indebtedness, we have included the weighted average fixed rate of 0.9956% on $200.0 million of our combined $400.0 million notional amount related to our interest rate swap agreements that effectively fixes the interest rate on $200.0 million of our floating rate mortgage indebtedness. For additional information regarding our mortgage indebtedness and interest rate swap agreements, see Notes 6 and 7 to our combined consolidated financial statements.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix and cap the floating interest rates on a majority of our outstanding floating rate mortgage indebtedness. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2016, interest rate swap agreements effectively covered $200.0 million of our $365.3 million of total outstanding floating rate mortgage indebtedness. The interest rate cap agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2016, interest rate cap agreements covered $306.9 million of our $365.3 million of total outstanding floating rate mortgage indebtedness. These interest rate cap agreements cap the related floating interest rates of our mortgage indebtedness at a weighted average interest rate of 6.10% as of September 30, 2016. Three floating rate mortgages totaling $58.9 million did not have caps associated with them as of September 30, 2016.

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

We intend to invest in additional multifamily properties as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

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

On June 6, 2016, we drew $191.0 million under the Credit Facility to replace the existing mortgage debt on 11 properties (see below). The refinancing of this existing mortgage debt did not incur prepayment penalties. We subsequently drew an additional $9.0 million under the Credit Facility and used the proceeds to pay down a portion of our bridge facility (see “Bridge Facility” below). As of September 30, 2016, we have $200.0 million outstanding under our Credit Facility at an interest rate of 2.73% and an adjusted interest rate of 3.20%. For purposes of calculating the adjusted interest rate of our Credit Facility, we have included the weighted average fixed rate of 0.9956% on $200.0 million of our combined $400.0 million notional amount related to our interest rate swap agreements that effectively fixes the interest rate on the $200.0 million outstanding under our Credit Facility. For additional information regarding our Credit Facility and interest rate swap agreements, see Notes 6 and 7 to our combined consolidated financial statements.

The following 11 properties in our portfolio have been cross-collateralized as security for the Credit Facility:

•	Arbors on Forest Ridge
•	Cutter’s Point
•	Eagle Crest
•	Silverbrook
•	Timberglen
•	Toscana
•	Edgewater at Sandy Springs

•	Beechwood Terrace
•	Willow Grove
•	Woodbridge
•	Venue at 8651 (fka The Place at Vanderbilt)

On October 11, 2016, we expanded our Credit Facility by $32.3 million and drew $29.5 million to fund a portion of the purchase price of The Colonnade, a 415-unit property we acquired in Phoenix, Arizona (see Note 11 to our combined consolidated financial statements).

Bridge Facility

During the nine months ended September 30, 2016, we paid down the entire $29.0 million of principal on our bridge facility (the “Bridge Facility”) with KeyBank, which was funded with $18.0 million of our share of proceeds, net of distributions to noncontrolling interests, from the sales of Park at Regency and Mandarin Reserve, $9.0 million of proceeds drawn under our Credit Facility and $2.0 million of cash on hand. The Bridge Facility was retired on August 2, 2016.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into four interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $400.0 million. The interest rate swaps effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 0.9956%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 0.9956%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk. For additional information regarding the interest rate swaps, see Notes 6 and 7 to our combined consolidated financial statements.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands).

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate		Floating Rate Option (1)
May 13, 2016	July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
June 13, 2016	July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
June 30, 2016	July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
August 12, 2016	September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
			$400,000	0.9956%	(2)

(1)	As of September 30, 2016, one-month LIBOR was 0.5311%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments for the next five calendar years subsequent to September 30, 2016. Interest expense due by period on our floating rate debt is based on one-month and three-month LIBOR as of September 30, 2016. Net interest expense due by period on our interest rate swaps is based on one-month LIBOR as of September 30, 2016.

	Payments Due by Period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Operating Properties Mortgage Notes
Principal payments	$407,161	$203	$1,543	$17,157	$6,849	$65,836	$315,573
Interest expense (1)	70,962	3,066	12,147	11,857	11,325	10,735	21,832
Total	$478,123	$3,269	$13,690	$29,014	$18,174	$76,571	$337,405

Held For Sale Properties Mortgage Notes
Principal payments	$18,564	$95	$387	$399	$412	$424	$16,847
Interest expense	2,475	145	569	556	544	532	129
Total	$21,039	$240	$956	$955	$956	$956	$16,976

Credit Facility
Principal payments	$200,000	$—	$—	$—	$—	$—	$200,000
Interest expense (1)	34,914	1,841	7,373	7,373	7,373	7,373	3,581
Total	$234,914	$1,841	$7,373	$7,373	$7,373	$7,373	$203,581

Total contractual obligations and commitments	$734,076	$5,350	$22,019	$37,342	$26,503	$84,900	$557,962

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to synthetically fix the interest rate on the hedged portion of our floating-rate debt obligations. We have allocated the total impact of expected settlements on our $400.0 million notional amount of interest rate swaps evenly between ‘Operating Properties Mortgage Notes’ and ‘Credit Facility.’ We used one-month LIBOR as of September 30, 2016 to determine our expected settlements through the terms of our interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per unit for non-recurring capital expenditures and/or lender required replacement reserves. These expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of September 30, 2016, we have reserved approximately $14.0 million for our planned capital expenditures and other expenses to implement our value-add program. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Rehab Expenditures	2016	2015	2016	2015
Interior (1)	$2,439	$4,773	$7,136	$8,122
Exterior and common area	1,746	8,213	8,078	18,059
Total rehab expenditures	$4,185	$12,986	$15,214	$26,181

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended September 30, 2016 and 2015, we completed full and partial interior rehabs on 538 and 696 units, respectively. For the nine months ended September 30, 2016 and 2015, we completed full and partial interior rehabs on 1,475 and 1,543 units, respectively.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. The Board declared the Company’s third quarterly dividend of 2016 of $0.206 per share on August 8, 2016, which was paid on September 30, 2016 and funded out of cash flows from operations.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “Summary of Significant Accounting Policies” to the combined consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2016, we have total indebtedness of $625.7 million at a weighted average interest rate of 2.74%, of which $565.3 million is debt with a floating interest rate. Our interest rate swap agreements have effectively fixed the interest rate on $400.0 million of our $565.3 million of debt with a floating interest rate (see below). As of September 30, 2016, the adjusted weighted average interest rate of the Company’s total indebtedness was 3.04%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, the Company has included the weighted average fixed rate of 0.9956% on the $400.0 million notional amount related to its interest rate swap agreements that effectively fixes the interest rate on $400.0 million of the Company’s floating rate indebtedness.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. At September 30, 2016, interest rate cap agreements covered $306.9 million of the $625.7 million of total outstanding indebtedness relating to the Company. As of September 30, 2016, these interest rate cap agreements cap the related floating interest rates at a weighted average interest rate of 6.10% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into four interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $400.0 million. The interest rate swaps effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 0.9956%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 0.9956%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of our interest rate swap agreements, of the amounts illustrated in the table below for our indebtedness as of September 30, 2016 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$415
0.50%	830
0.75%	1,245
1.00%	1,660

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

The following table provides information on the Company’s purchases of equity securities during the three months ended September 30, 2016:

Period (Quarter ended September 30, 2016)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)(1)
July 1 – July 31	22,055	$18.07	22,055	$29.5
August 1 – August 31	—	—	—	29.5
September 1 – September 30	54,159	19.15	54,159	28.5
Total	76,214	$18.83	76,214	$28.5

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

10.1

Confirmation of swap transaction, dated August 12, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2016)

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

NEXPOINT RESIDENTIAL TRUST, INC.

Dated: November 10, 2016	/s/ Jim Dondero
Jim Dondero President (Principal Executive Officer)

Dated: November 10, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)