Form 10-Q
period 2017-03-31
NexPoint Residential Trust, Inc.
filed 2017-05-02
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(972) 628-4100

(Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 2, 2017, the registrant had 21,043,669 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2017

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, the performance of our properties and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	failure of acquisitions to yield anticipated results;
•	risks associated with our strategy of acquiring value-enhancement multifamily properties, which involves greater risks than more conservative investment strategies;
•	the lack of experience of NexPoint Real Estate Advisors, L.P. (our “Adviser”) in operating under the constraints imposed by real estate investment trust (“REIT”) requirements;
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

•	the risk that the Internal Revenue Service, or IRS, may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors (the “Board”) to revoke our REIT qualification without stockholder approval;
•	potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; or
•	any other risks included under Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2017.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $100,925 and $99,803, respectively)	$166,985	$165,863
Buildings and improvements (including from VIEs of $431,235 and $425,945, respectively)	739,099	733,374
Intangible lease assets (including from VIEs of $4,858 and $3,926, respectively)	5,581	5,140
Construction in progress (including from VIEs of $1,138 and $1,891, respectively)	2,895	2,828
Furniture, fixtures, and equipment (including from VIEs of $22,496 and $21,289, respectively)	39,361	36,616
Total Gross Operating Real Estate Investments	953,921	943,821
Accumulated depreciation and amortization (including from VIEs of $38,372 and $32,053, respectively)	(70,551)	(60,214)
Total Net Operating Real Estate Investments	883,370	883,607
Real estate held for sale, net of accumulated depreciation of $7,714 and $6,099, respectively (including from VIEs of $78,190 and $60,578, respectively)	96,904	79,430
Total Net Real Estate Investments	980,274	963,037
Cash and cash equivalents (including from VIEs of $11,266 and $9,394, respectively)	27,741	22,705
Restricted cash (including from VIEs of $19,511 and $22,387, respectively)	26,001	32,556
Accounts receivable (including from VIEs of $1,253 and $2,009, respectively)	2,252	3,008
Prepaid and other assets (including from VIEs of $1,948 and $905, respectively)	3,733	1,678
Fair market value of interest rate swaps	13,424	12,413
TOTAL ASSETS	$1,053,425	$1,035,397

LIABILITIES AND EQUITY
Mortgages payable, net (including from VIEs of $305,711 and $306,235, respectively)	$366,926	$367,453
Mortgages payable held for sale, net (including from VIEs of $61,043 and $47,421, respectively)	69,311	55,685
Credit facilities, net	324,768	310,492
Bridge facility, net	29,969	29,874
Accounts payable and other accrued liabilities (including from VIEs of $1,948 and $2,232, respectively)	5,036	5,551
Accrued real estate taxes payable (including from VIEs of $2,770 and $2,724, respectively)	4,640	6,534
Accrued interest payable (including from VIEs of $895 and $855, respectively)	1,117	1,067
Security deposit liability (including from VIEs of $852 and $774, respectively)	1,475	1,364
Prepaid rents (including from VIEs of $1,053 and $728, respectively)	1,875	1,275
Total Liabilities	805,117	779,295
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,293,825 shares issued	213	213
Additional paid-in capital	242,058	241,450
Accumulated deficit	(22,924)	(14,584)
Accumulated other comprehensive income	9,998	9,052
Common stock held in treasury at cost; 250,156 shares	(4,587)	(4,587)
Noncontrolling interests	23,550	24,558
Total Equity	248,308	256,102
TOTAL LIABILITIES AND EQUITY	$1,053,425	$1,035,397

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$31,908	$29,370
Other income	5,083	4,141
Total revenues	36,991	33,511
Expenses
Property operating expenses	9,871	9,382
Real estate taxes and insurance	4,965	4,263
Property management fees (related party)	1,113	1,005
Advisory and administrative fees (related party)	1,825	1,616
Corporate general and administrative expenses	1,333	782
Property general and administrative expenses	1,586	1,334
Depreciation and amortization	12,443	9,612
Total expenses	33,136	27,994
Operating income	3,855	5,517
Interest expense	(7,159)	(5,226)
Net income (loss)	(3,304)	291
Net income attributable to noncontrolling interests	312	306
Net loss attributable to common stockholders	$(3,616)	$(15)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	1,046	(32)
Total comprehensive income (loss)	(2,258)	259
Comprehensive income attributable to noncontrolling interests	412	303
Comprehensive loss attributable to common stockholders	$(2,670)	$(44)

Weighted average common shares outstanding - basic	21,044	21,294
Weighted average common shares outstanding - diluted	21,293	21,294

Loss per share - basic and diluted (see Note 2)	$(0.17)	$(0.00)

Dividends declared per common share	$0.220	$0.206

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Held in Treasury at Cost	Noncontrolling Interests	Total
Balances, December 31, 2016	—	$—	21,294	$213	$241,450	$(14,584)	$9,052	$(4,587)	$24,558	$256,102
Contributions by noncontrolling interests					—	—	—	—	13	13
Vesting of stock-based compensation					608	—	—	—	—	608
Distributions / Dividends					—	(4,724)	—	—	(1,433)	(6,157)
Other comprehensive income					—	—	946	—	100	1,046
Net income (loss)					—	(3,616)	—	—	312	(3,304)
Balances, March 31, 2017	—	$—	21,294	$213	$242,058	$(22,924)	$9,998	$(4,587)	$23,550	$248,308

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(3,304)	$291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,443	9,612
Amortization of deferred financing costs	532	324
Change in fair value on derivative instruments included in interest expense	449	4
Net cash paid for derivative settlements	(216)	—
Amortization of fair market value adjustment of assumed debt	(51)	(27)
Vesting of stock-based compensation	608	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	756	213
Prepaid and other assets	(2,059)	(1,560)
Accounts payable and other accrued liabilities	(1,593)	(4,800)
Net cash provided by operating activities	7,565	4,057

Cash flows from investing activities
Additions to real estate investments	(5,443)	(6,200)
Acquisitions of real estate investments	(24,580)	—
Net cash used in investing activities	(30,023)	(6,200)

Cash flows from financing activities
Mortgage proceeds received	13,475	—
Mortgage payments	(332)	(533)
Credit facilities proceeds received	14,000	—
Deferred financing costs paid	(155)	—
Dividends	(4,629)	(4,387)
Contributions from noncontrolling interests	13	—
Distributions to noncontrolling interests	(1,433)	(1,059)
Net cash provided by (used in) financing activities	20,939	(5,979)

Net decrease in cash and restricted cash	(1,519)	(8,122)
Cash and restricted cash, beginning of period	55,261	63,095
Cash and restricted cash, end of period	$53,742	$54,973

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,179	$4,756
Supplemental Disclosure of Noncash Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	1,047	578
Change in fair value on derivative instruments designated as hedges	1,046	32
Liabilities assumed from acquisitions	104	—
Increase in dividends payable on restricted stock units	95	—

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. With the exception of three properties (“Parked Assets”) held by an Exchange Accommodation Titleholder (“EAT”) to complete reverse like-kind exchanges (“1031 Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) (see Notes 2, 4 and 10), the Company holds all or a majority interest in its properties (the “Portfolio”) through the OP. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. The sole limited partner of the OP is the Company.

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

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement, as amended, dated March 16, 2015 and renewed on March 13, 2017 for an additional one-year term set to expire on March 16, 2018 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P. (the “Sponsor” or “Highland”).

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

2. Summary of Significant Accounting Policies

Predecessor

With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. The predecessor included all of the properties in the Portfolio that were held directly or indirectly by NREO prior to the Spin-Off that occurred on March 31, 2015. However, the Company’s consolidated financial statements reflect operations of the predecessor through March 31, 2015 as if they were incurred by the Company. The predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout these consolidated financial statements to the “Company”, “we”, or “our”, include the activity of the predecessor defined above.

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries and the consolidated EAT variable interest entities (“VIEs”) (see “Accounting for Joint Ventures” below and Note 4). All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting polices consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether the other entities are VIEs as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and if so, to assess whether the Company is the primary beneficiary of such entities requiring consolidation. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in its annual report on Form 10-K filed with the SEC on March 15, 2017. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2017.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that these estimates could change in the near term.

Real Estate Investments

Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations, and Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”), which the Company early adopted on October 1, 2016 (see “Recent Accounting Pronouncements” below). The Company believes most future acquisition costs will be capitalized in accordance with ASU 2017-01. Prior to the Company’s adoption of ASU 2017-01, acquisition costs were expensed as incurred.

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

The results of operations for acquired properties are included in the consolidated statements of operations and comprehensive income (loss) from their respective acquisition dates.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the three months ended March 31, 2017 and 2016, the Company did not record any impairment charges related to real estate assets.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required to be segregated and held by the Company’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance the Company’s value-add renovations at each of its properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Security deposits	$822	$852
Operating escrows	13,668	18,256
Renovation value-add reserves	11,511	13,448
	$26,001	$32,556

Prepaid Acquisition Deposits

In the normal course of business, the Company incurs costs in connection with future acquisitions that may include good faith deposits made prior to probable acquisitions. Prepaid acquisition deposits are held in escrow and are applied upon closing of the acquisition. Until an acquisition closes, the Company records these deposits in prepaid and other assets on the consolidated balance sheet. No such costs existed as of March 31, 2017 and December 31, 2016.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheet. Amortization of deferred financing costs of $0.5 million and $0.3 million is included in interest expense on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016, respectively. The following is a summary of the Company’s outstanding debt and deferred financing costs, net of accumulated amortization, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Mortgages payable	$368,484	$369,220
Deferred financing costs, net	(2,514)	(2,774)
Fair market value adjustment (see Note 5)	956	1,007
Mortgages payable, net	$366,926	$367,453

Mortgages payable held for sale	$70,085	$56,206
Deferred financing costs, net	(774)	(521)
Mortgages payable held for sale, net	$69,311	$55,685

Credit facilities	$329,000	$315,000
Deferred financing costs, net	(4,232)	(4,508)
Credit facilities, net	$324,768	$310,492

Bridge facility	$30,000	$30,000
Deferred financing costs, net	(31)	(126)
Bridge facility, net	$29,969	$29,874

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in the Company’s consolidated joint ventures. The Company reports its joint venture partners’ interests in its consolidated joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss, equity contributions, return of capital, and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

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

The following table represents the Company’s investments in variable interest entities as of March 31, 2017 and December 31, 2016:

Property Name		Location	Year Acquired	Effective Ownership Percentage at March 31, 2017	Effective Ownership Percentage at December 31, 2016
The Grove at Alban	(1)	Frederick, Maryland	2014	76%	76%
Abbington Heights		Antioch, Tennessee	2014	90%	90%
The Summit at Sabal Park		Tampa, Florida	2014	90%	90%
Courtney Cove		Tampa, Florida	2014	90%	90%
Radbourne Lake		Charlotte, North Carolina	2014	90%	90%
Timber Creek		Charlotte, North Carolina	2014	90%	90%
Belmont at Duck Creek		Garland, Texas	2014	90%	90%
The Arbors		Tucker, Georgia	2014	90%	90%
The Crossings		Marietta, Georgia	2014	90%	90%
The Crossings at Holcomb Bridge		Roswell, Georgia	2014	90%	90%
The Knolls		Marietta, Georgia	2014	90%	90%
Regatta Bay	(1)	Seabrook, Texas	2014	90%	90%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	90%	90%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	85%	85%
Cornerstone		Orlando, Florida	2015	90%	90%
Twelve 6 Ten at the Park	(1)	Dallas, Texas	2015	90%	90%
The Preserve at Terrell Mill		Marietta, Georgia	2015	90%	90%
The Ashlar		Dallas, Texas	2015	90%	90%
Heatherstone		Dallas, Texas	2015	90%	90%
Versailles		Dallas, Texas	2015	90%	90%
Seasons 704 Apartments		West Palm Beach, Florida	2015	90%	90%
Old Farm	(2)	Houston, Texas	2016	100%	100%
Stone Creek at Old Farm	(2)	Houston, Texas	2016	100%	100%
Hollister Place	(2)	Houston, Texas	2017	100%	—	(3)
(1)	Properties are classified as held for sale as of March 31, 2017.
(2)	Properties are Parked Assets as of March 31, 2017 (see Notes 4 and 10).
(3)	Property was acquired in 2017; therefore, no ownership as of December 31, 2016.

The following table represents the Company’s investments in voting interest entities as of March 31, 2017 and December 31, 2016:

Property Name		Location	Year Acquired	Effective Ownership Percentage at March 31, 2017	Effective Ownership Percentage at December 31, 2016
The Miramar Apartments	(1)	Dallas, Texas	2013	100%	100%
Arbors on Forest Ridge		Bedford, Texas	2014	90%	90%
Cutter’s Point		Richardson, Texas	2014	90%	90%
Eagle Crest		Irving, Texas	2014	90%	90%
Silverbrook		Grand Prairie, Texas	2014	90%	90%
Timberglen		Dallas, Texas	2014	90%	90%
Toscana	(1)	Dallas, Texas	2014	90%	90%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	90%	90%
Beechwood Terrace		Nashville, Tennessee	2014	90%	90%
Willow Grove		Nashville, Tennessee	2014	90%	90%
Woodbridge		Nashville, Tennessee	2014	90%	90%
Madera Point		Mesa, Arizona	2015	95%	95%
The Pointe at the Foothills		Mesa, Arizona	2015	95%	95%
Venue at 8651		Fort Worth, Texas	2015	95%	95%
Parc500 (fka CityView)		West Palm Beach, Florida	2016	91%	91%
The Colonnade		Phoenix, Arizona	2016	97%	97%
(1)	Properties are classified as held for sale as of March 31, 2017.

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

The other investors in the VIEs, with the exception of Old Farm, Stone Creek at Old Farm and Hollister Place, are BH Equities, LLC and/or affiliates of BH Equity, LLC (collectively, “BH Equity”). When these VIEs were formed, BH Equity invested cash in each VIE and received a proportional share of each VIE that it invested in. Each VIE, with the exception of Old Farm and Stone Creek at Old Farm, has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and generally calls for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. With the exception of Hollister Place, for which the OP provided a non-recourse carve out guarantee for its outstanding mortgage indebtedness, BH Equity provided non-recourse carve out guarantees for the mortgage indebtedness currently outstanding relating to each VIE, as well as for the mortgage indebtedness incurred upon acquisition, which was subsequently refinanced, related to certain entities now considered voting interest entities. In consideration of the guarantees provided by BH Equity, it will earn an additional profit interest in each entity such that distributions will be made to the members of the entity pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the agreements between each entity and BH Equity. In instances where membership interests in individual properties are held through a multiple-asset LLC, consideration of additional profit interest is calculated at the multiple-asset LLC level. Therefore, distributions will be made to the members pro rata in proportion to their relative percentage interests in the multiple-asset LLC until the members have received an internal rate of return equal to 13%; then, the proportion of distributions changes to a predetermined allocation according to the multiple-asset LLC agreements between each entity and BH Equity.

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured under 1031 Exchanges. For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to a new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an EAT engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed. The Company, through a subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is until the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT's economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreements, at which time they will be consolidated as voting interest entities.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. The Company has no significant taxes associated with its TRS for the three months ended March 31, 2017 and 2016.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2017, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2017. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

Per Share Data

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which is adjusted for shares classified as treasury shares during the period and excludes any unvested restricted stock units issued pursuant to the Company’s long-term incentive plan (see Note 7). Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share. The Company’s unvested restricted stock units give rise to potentially dilutive shares of the Company’s common stock, but such units were excluded from the computation of diluted loss per share for the three months ended March 31, 2017 because such units were anti-dilutive during the period. There were no potentially dilutive securities for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, the Company incurred basic and diluted loss per share of $0.17 and $0.00, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The Company implemented the provisions of ASU 2014-15 as of January 1, 2016 and there was no material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which changes the way reporting enterprises record debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company implemented the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and there was no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The ASU provides a test to determine whether a set of assets and activities acquired is a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. The Company early adopted ASU 2017-01 on October 1, 2016, on a prospective basis, and there was no material impact on its consolidated financial statements or disclosures. The Company believes most of its future acquisitions of properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities decreased by $4.9 million in the three months ended March 31, 2016. Net cash used in investing activities increased by $4.4 million in the three months ended March 31, 2016. Beginning-of-period cash and restricted cash total increased by $46.9 million in 2016. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$27,741	$17,366
Restricted cash	26,001	37,607
Total cash and restricted cash	$53,742	$54,973

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a VIE, and (3) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The Company implemented the provisions of ASU 2015-02 as of January 1, 2017 and there was no material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. The Company implemented the provisions of ASU 2016-09 as of January 1, 2017 and there was no material impact on its consolidated financial statements.

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

3. Real Estate Investments Statistics

As of March 31, 2017, the Company is invested in a total of 40 multifamily properties, as listed below:

Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of March 31, 2017 (2)	% Occupied as of December 31, 2016 (2)
The Miramar Apartments	(3)	183	314	10/31/2013	$613	96.5%	94.6%
Arbors on Forest Ridge		155	210	1/31/2014	826	96.2%	92.9%
Cutter’s Point		198	196	1/31/2014	1,015	98.0%	93.9%
Eagle Crest		396	447	1/31/2014	850	96.2%	94.4%
Silverbrook		526	642	1/31/2014	762	97.7%	93.5%
Timberglen		221	304	1/31/2014	810	96.7%	92.8%
Toscana	(3)	115	192	1/31/2014	704	96.4%	96.4%
The Grove at Alban	(3)	267	290	3/10/2014	979	96.2%	91.4%
Edgewater at Sandy Springs		727	760	7/18/2014	903	93.8%	94.5%
Beechwood Terrace		272	300	7/21/2014	902	95.3%	95.3%
Willow Grove		229	244	7/21/2014	871	94.7%	96.7%
Woodbridge		247	220	7/21/2014	930	94.5%	87.7%
Abbington Heights		239	274	8/1/2014	861	96.0%	95.3%
The Summit at Sabal Park		205	252	8/20/2014	903	93.3%	90.9%
Courtney Cove		225	324	8/20/2014	792	93.5%	94.4%
Radbourne Lake		247	225	9/30/2014	1,027	94.2%	96.9%
Timber Creek		248	352	9/30/2014	797	95.2%	95.5%
Belmont at Duck Creek		198	240	9/30/2014	956	93.8%	95.0%
The Arbors		128	140	10/16/2014	837	94.3%	95.7%
The Crossings		378	380	10/16/2014	807	92.1%	91.8%
The Crossings at Holcomb Bridge		248	268	10/16/2014	867	97.0%	95.5%
The Knolls		311	312	10/16/2014	923	93.6%	93.6%
Regatta Bay	(3)	200	240	11/4/2014	1,040	92.5%	94.6%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,128	96.0%	95.0%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,010	97.4%	92.9%
Cornerstone		318	430	1/15/2015	882	93.7%	95.8%
Twelve 6 Ten at the Park	(3)	290	402	1/15/2015	697	93.8%	91.3%
The Preserve at Terrell Mill		692	752	2/6/2015	821	93.1%	92.0%
The Ashlar		206	264	2/26/2015	786	94.3%	91.3%
Heatherstone		116	152	2/26/2015	843	94.1%	92.8%
Versailles		301	388	2/26/2015	824	96.4%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,019	97.7%	95.0%
Madera Point		193	256	8/5/2015	767	94.9%	93.8%
The Pointe at the Foothills		473	528	8/5/2015	809	94.9%	92.2%
Venue at 8651		289	333	10/30/2015	766	94.6%	90.4%
Parc500 (fka CityView)		266	217	7/27/2016	1,131	95.4%	93.5%
The Colonnade		256	415	10/11/2016	707	90.8%	88.0%
Old Farm		697	734	12/29/2016	1,208	92.0%	93.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,223	94.2%	93.2%
Hollister Place		246	260	2/1/2017	970	90.4%	—	(4)
		11,396	13,225

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2017 and December 31, 2016, divided by the total number of units, expressed as a percentage.
(3)	Properties are classified as held for sale as of March 31, 2017.
(4)	Property was acquired in 2017.

4. Real Estate Investments

As of March 31, 2017, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,019	$—	$4	$746	$14,099
Cutter’s Point	3,330	12,874	—	1	824	17,029
Eagle Crest	5,450	22,004	—	—	1,088	28,542
Silverbrook	4,860	25,362	—	—	2,090	32,312
Timberglen	2,510	14,529	—	2	949	17,990
Edgewater at Sandy Springs	14,290	43,814	—	1	3,583	61,688
Beechwood Terrace	1,390	20,564	—	—	996	22,950
Willow Grove	3,940	10,686	—	1	714	15,341
Woodbridge	3,650	12,718	—	198	817	17,383
Abbington Heights	1,770	16,466	—	41	987	19,264
The Summit at Sabal Park	5,770	13,350	—	9	995	20,124
Courtney Cove	5,880	12,904	—	42	936	19,762
Radbourne Lake	2,440	21,673	—	35	1,093	25,241
Timber Creek	11,260	13,290	—	—	932	25,482
Belmont at Duck Creek	1,910	17,049	—	—	1,010	19,969
The Arbors	1,730	6,587	—	5	430	8,752
The Crossings	3,982	17,683	—	158	1,475	23,298
The Crossings at Holcomb Bridge	5,560	10,972	—	40	1,274	17,846
The Knolls	3,410	17,748	—	8	1,749	22,915
Sabal Palm at Lake Buena Vista	7,580	41,155	—	1	911	49,647
Cornerstone	1,500	30,263	—	129	1,027	32,919
The Preserve at Terrell Mill	10,170	48,053	—	419	3,426	62,068
The Ashlar	4,090	12,486	—	16	1,233	17,825
Heatherstone	2,320	7,734	—	34	797	10,885
Versailles	6,720	20,406	—	195	1,778	29,099
Seasons 704 Apartments	7,480	14,049	—	—	752	22,281
Madera Point	4,920	17,119	—	70	999	23,108
The Pointe at the Foothills	4,840	46,067	—	228	1,457	52,592
Venue at 8651	2,350	16,837	—	575	1,308	21,070
Parc500 (fka CityView)	3,860	18,776	—	395	752	23,783
The Colonnade	8,340	35,495	723	282	542	45,382
Old Farm	11,078	69,583	3,354	—	1,093	85,108
Stone Creek at Old Farm	3,493	19,105	572	—	285	23,455
Hollister Place	2,782	20,679	932	6	313	24,712
	166,985	739,099	5,581	2,895	39,361	953,921
Accumulated depreciation and amortization	—	(51,436)	(2,876)	—	(16,239)	(70,551)
Total Operating Properties	$166,985	$687,663	$2,705	$2,895	$23,122	$883,370

Held For Sale Properties
The Grove at Alban	3,640	19,079	—	—	1,355	24,074
The Miramar Apartments	1,580	8,867	—	—	746	11,193
Toscana	1,730	7,342	—	—	696	9,768
Southpoint Reserve at Stoney Creek	6,120	11,249	—	—	617	17,986
Regatta Bay	1,660	16,250	—	1	929	18,840
Twelve 6 Ten at the Park	3,610	18,093	—	68	986	22,757
	18,340	80,880	—	69	5,329	104,618
Accumulated depreciation and amortization	—	(6,176)	—	—	(1,538)	(7,714)
Total Held For Sale Properties	$18,340	$74,704	$—	$69	$3,791	$96,904

Total	$185,325	$762,367	$2,705	$2,964	$26,913	$980,274

As of December 31, 2016, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,014	$—	$3	$717	$14,064
Cutter's Point	3,330	12,871	—	—	810	17,011
Eagle Crest	5,450	21,990	—	—	1,052	28,492
Silverbrook	4,860	25,335	—	—	1,996	32,191
Timberglen	2,510	14,527	—	—	894	17,931
Edgewater at Sandy Springs	14,290	43,709	—	123	3,295	61,417
Beechwood Terrace	1,390	20,561	—	—	940	22,891
Willow Grove	3,940	10,672	—	—	668	15,280
Woodbridge	3,650	12,708	—	215	759	17,332
Abbington Heights	1,770	16,426	—	75	916	19,187
The Summit at Sabal Park	5,770	13,342	—	9	956	20,077
Courtney Cove	5,880	12,886	—	42	910	19,718
Radbourne Lake	2,440	21,445	—	257	1,025	25,167
Timber Creek	11,260	13,252	—	69	864	25,445
Belmont at Duck Creek	1,910	17,034	—	—	941	19,885
The Arbors	1,730	6,587	—	5	413	8,735
The Crossings	3,982	17,662	—	155	1,429	23,228
The Crossings at Holcomb Bridge	5,560	10,925	—	—	1,178	17,663
The Knolls	3,410	17,707	—	8	1,615	22,740
Regatta Bay	1,660	16,155	—	89	891	18,795
Sabal Palm at Lake Buena Vista	7,580	41,147	—	3	874	49,604
Cornerstone	1,500	30,354	—	29	906	32,789
The Preserve at Terrell Mill	10,170	48,163	—	516	2,872	61,721
The Ashlar	4,090	12,348	—	124	1,129	17,691
Heatherstone	2,320	7,521	—	224	749	10,814
Versailles	6,720	20,267	—	286	1,597	28,870
Seasons 704 Apartments	7,480	14,043	—	—	696	22,219
Madera Point	4,920	17,079	—	15	865	22,879
The Pointe at the Foothills	4,840	45,975	—	157	1,289	52,261
Venue at 8651	2,350	16,815	—	311	1,162	20,638
Parc500 (fka CityView)	3,860	18,700	491	113	504	23,668
The Colonnade	8,340	35,473	723	—	376	44,912
Old Farm	11,078	69,580	3,354	—	1,052	85,064
Stone Creek at Old Farm	3,493	19,101	572	—	276	23,442
	165,863	733,374	5,140	2,828	36,616	943,821
Accumulated depreciation and amortization	—	(46,044)	(650)	—	(13,520)	(60,214)
Total Operating Properties	$165,863	$687,330	$4,490	$2,828	$23,096	$883,607

Held For Sale Properties
The Grove at Alban	3,640	19,033	—	—	1,318	23,991
The Miramar Apartments	1,580	8,870	—	—	711	11,161
Toscana	1,730	7,341	—	3	684	9,758
Southpoint Reserve at Stoney Creek	6,120	11,218	—	31	605	17,974
Twelve 6 Ten at the Park	3,610	18,088	—	21	925	22,644
	16,680	64,550	—	55	4,243	85,528
Accumulated depreciation and amortization	—	(4,896)	—	—	(1,202)	(6,098)
Total Held For Sale Properties	$16,680	$59,654	$—	$55	$3,041	$79,430

Total	$182,543	$746,984	$4,490	$2,883	$26,137	$963,037

Depreciation expense was $9.7 million and $9.0 million for the three months ended March 31, 2017 and 2016, respectively.

Amortization expense related to the Company’s intangible lease assets was $2.7 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through March 31, 2017 is expected to be $2.7 million for the remainder of the year ended December 31, 2017. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2016 has been fully amortized and the assets and related accumulated amortization have been written off as of March 31, 2017.

Acquisitions

The following table presents the Company’s acquisition of real estate during the three months ended March 31, 2017 (dollars in thousands); there were no acquisitions of real estate during the three months ended March 31, 2016 (see Notes 2, 3 and 5).

Property Name		Location	Date of Acquisition	Purchase Price	Debt (1)	# Units	Noncontrolling Interest	Effective Ownership
Hollister Place	(2)	Houston, Texas	February 1, 2017	$24,500	$24,500	260	—%	100%

(1)	For additional information regarding the Company’s debt, see Note 5.
(2)

Property is held by an EAT in anticipation of completing a reverse 1031 Exchange in the second quarter of 2017 with Regatta Bay, which is classified as held for sale as of March 31, 2017. Legal title of the property will transfer to the Company upon completion of the reverse 1031 Exchange.

5. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2017 (dollars in thousands):

Operating Properties		Type	Term (months)	Amortization (months)	Outstanding Principal (1)		Interest Rate (2)	Max Note Rate (3)	Maturity Date
Courtney Cove	(4)	Floating	84	360	$14,210		3.06%	5.75%	9/1/2021
The Summit at Sabal Park	(4)	Floating	84	360	14,287		3.06%	5.75%	9/1/2021
The Preserve at Terrell Mill	(4)	Floating	84	360	43,500		2.94%	5.50%	3/1/2022
The Ashlar	(4)	Floating	84	360	12,176		3.03%	5.50%	3/1/2022
Heatherstone	(4)	Floating	84	360	7,087		3.06%	5.50%	3/1/2022
Versailles	(4)	Floating	84	360	19,623		3.01%	5.50%	3/1/2022
Seasons 704 Apartments	(4)	Floating	84	360	12,660		2.78%	5.95%	5/1/2022
Timber Creek	(5)	Floating	120	360	19,482		2.80%	5.96%	10/1/2024
Radbourne Lake	(5)	Floating	120	360	19,213		2.79%	6.25%	10/1/2024
The Arbors	(5)	Floating	120	360	5,812		2.79%	7.11%	11/1/2024
The Crossings	(5)	Floating	120	360	15,874		2.79%	7.21%	11/1/2024
The Crossings at Holcomb Bridge	(5)	Floating	120	360	12,450		2.79%	7.35%	11/1/2024
The Knolls	(5)	Floating	120	360	16,038		2.79%	7.11%	11/1/2024
Sabal Palm at Lake Buena Vista	(5)	Floating	120	360	37,680		2.79%	6.26%	12/1/2024
Abbington Heights	(6)	Fixed	120	360	10,154		3.79%	3.79%	9/1/2022
Belmont at Duck Creek	(7)	Fixed	84	360	11,095		4.68%	4.68%	9/1/2018
Cornerstone	(8)	Fixed	120	360	22,976		4.24%	4.24%	3/1/2023
Madera Point	(9)	Floating	60	360	13,515		2.88%	N/A	9/1/2020
The Pointe at the Foothills	(9)	Floating	60	360	31,365		2.87%	N/A	9/1/2020
Parc500 (fka CityView)	(10)	Fixed	120	360	15,812		4.49%	4.49%	8/1/2025
Hollister Place	(11)	Floating	84	360	13,475		3.22%	N/A	2/1/2024
					$368,484
Fair market value adjustment					956	(12)
Deferred financing costs, net of accumulated amortization of $948					(2,514)
					$366,926

Held for Sale Properties
The Miramar Apartments	(13)	Floating	120	360	8,400		3.20%	5.75%	2/1/2025
The Grove at Alban	(4)	Floating	84	360	18,374		3.52%	6.50%	4/1/2021
Southpoint Reserve at Stoney Creek	(4)	Floating	84	360	13,600		3.09%	6.00%	1/1/2022
Regatta Bay	(14)	Floating	60	360	14,000		2.85%	N/A	11/1/2020
Twelve 6 Ten at the Park	(5)	Floating	120	360	15,711		2.90%	5.92%	2/1/2025
					$70,085
Deferred financing costs, net of accumulated amortization of $328					(774)
					$69,311

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on one-month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on three-month LIBOR, subject to a floor of 0.25%, plus 1.70%), Cornerstone (based on a blended fixed rate of 4.24%) and Parc500 (fka CityView) (based on a fixed rate of 4.49%). One-month and three-month LIBOR as of March 31, 2017 were 0.9828% and 1.1496%, respectively.

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
(8)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of March 31, 2017, the total indebtedness secured by the property is approximately $23.0 million and has a blended interest rate of 4.24%.

(9)	Loan can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(10)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(11)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par the last three months of the term.

(12)

The Company reflected valuation adjustments on its fixed rate debt for Belmont at Duck Creek and Parc500 (fka CityView) to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

(13)

Loan cannot be pre-paid in the first 12 months of the term. Starting in the 13th month of the term through the 117th month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par the last three months of the term.

(14)

Loan can be pre-paid in the first 12 months of the term at par plus 1.00% of the unpaid principal balance and at par thereafter. Loan’s unpaid principal balance can be declared due and payable in full, at the lender’s discretion, on November 1, 2018 and November 1, 2019.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.13% as of March 31, 2017 and 2.95% as of December 31, 2016. The increase between the periods is primarily related to increases in LIBOR. As of March 31, 2017, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.14%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 0.9956% on $200.0 million of its combined $400.0 million notional amount related to its interest rate swap agreements that are effective as of March 31, 2017, which effectively fixes the interest rate on $200.0 million of the Company’s floating rate mortgage indebtedness (see “Interest Rate Swap Agreements” below).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2017, the Company believes it is in compliance with all provisions.

Credit and Bridge Facilities

The following table contains summary information concerning the Company’s credit and bridge facilities as of March 31, 2017 (dollars in thousands):

		Type	Term (months)	Amortization (months)	Outstanding Principal	Interest Rate (1)		Maturity Date
$300 Million Credit Facility	(2)	Floating	60	360	$300,000	3.38%	(5)	7/1/2021
Deferred financing costs, net of accumulated amortization of $680					(3,965)
					$296,035

$30 Million Credit Facility	(3)	Floating	24	360	$29,000	4.98%		12/29/2018
Deferred financing costs, net of accumulated amortization of $38					(267)
					$28,733

2016 Bridge Facility	(4)	Floating	4	360	$30,000	4.98%		4/29/2017
Deferred financing costs, net of accumulated amortization of $94					(31)
					$29,969
(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of March 31, 2017 was 0.9828%.
(2)

On June 6, 2016, the Company, through certain of its subsidiaries, entered into a $200.0 million credit facility, which was expanded to $300.0 million (the “$300 Million Credit Facility”) during the fourth quarter of 2016 to acquire three properties. On June 6, 2016, the Company used $191.0 million of proceeds drawn to replace the existing mortgage debt on 11 properties. In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the refinancing as a modification of a debt instrument. The $300 Million Credit Facility is a full-term, interest-only facility, is guaranteed by the OP, and has one 12-month extension option. The $300 Million Credit Facility is cross-collateralized by the following 13 properties: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Toscana (held for sale), Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm.

(3)

On December 29, 2016, the Company, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, the Company drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at the Company’s properties. The $30 Million Credit Facility is a full-term, interest-only facility, is guaranteed by the OP, and has one 12-month extension option.

(4)

On December 29, 2016, the Company, through the OP, entered into a $30.0 million bridge facility (the “2016 Bridge Facility”) and immediately drew $30.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. The 2016 Bridge Facility is a full-term, interest-only facility, is guaranteed by the OP, and has one two-month extension option. The Company intends on paying the entire principal balance of the 2016 Bridge Facility with proceeds from the sales of properties classified as held for sale as of March 31, 2017 or cash on hand (see Note 10).

(5)

As of March 31, 2017, the adjusted weighted average interest rate was 3.39%. For purposes of calculating the adjusted weighted average interest rate, the Company has included the weighted average fixed rate of 0.9956% on $200.0 million of its combined $400.0 million notional amount related to its interest rate swap agreements that are effective as of March 31, 2017, which effectively fixes the interest rate on $200.0 million of the $300.0 million outstanding (see “Interest Rate Swap Agreements” below).

The credit and bridge facilities agreements contain customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of March 31, 2017, the Company believes it is in compliance with all provisions of the agreements.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2017 are as follows (in thousands):

	Operating Properties & Other Secured Debt	Held For Sale Properties	Total
2017	$31,065	$508	$31,573
2018	45,408	1,120	46,528
2019	6,033	1,201	7,234
2020	51,007	15,225	66,232
2021	331,933	17,797	349,730
Thereafter	262,038	34,234	296,272
Total	$727,484	$70,085	$797,569

The scheduled maturity for 2017 is inclusive of the 2016 Bridge Facility of $30.0 million with KeyBank that matures on April 29, 2017, but may be extended to June 29, 2017 at the Company’s option. The Company intends on paying the entire principal balance of the 2016 Bridge Facility with proceeds from the sales of properties classified as held for sale as of March 31, 2017 or cash on hand (see Note 10).

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into five interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $500.0 million, $400.0 million of which is effective as of March 31, 2017. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.1879%. During the term of these interest rate swap agreements, the Company is required to make monthly fixed rate payments of 1.1879%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to the Company referencing the same notional amounts. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk (see Note 6). The following table contains summary information regarding the Company’s outstanding interest rate swaps (dollars in thousands):

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate		Floating Rate Option (1)
May 13, 2016	July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
June 13, 2016	July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
June 30, 2016	July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
August 12, 2016	September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
March 27, 2017	April 1, 2017	April 1, 2022	100,000	1.9570%		One-month LIBOR
			$500,000	1.1879%	(2)

(1)	As of March 31, 2017, one-month LIBOR was 0.9828%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

6. Fair Value Measures and Derivative Financial Instruments

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets are recorded at fair value at acquisition and may be stated at fair value if they become impaired in a given period. Additionally, the Company records derivative financial instruments at fair value.

Real Estate Acquisitions

As further discussed in Notes 2, 3 and 4, the Company owns 40 properties as of March 31, 2017. During the three months ended March 31, 2017, the Company acquired one property for $24.5 million. On October 1, 2016, the Company early adopted ASU 2017-01, which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Upon acquisition of a property, the purchase price and related acquisition costs are allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The derivative financial instruments the Company employs cap the related floating interest rates at a weighted average interest rate of 6.10%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in other comprehensive income (loss) (“OCI”) and is subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income (loss) as interest expense. During the three months ended March 31, 2017, the Company recorded less than $0.1 million of loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as an increase to interest expense on the accompanying consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2016, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of March 31, 2016, the Company had 15 interest rate cap derivatives, with a notional amount of $259.7 million, designated as cash flow hedges.

As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps	5	$500,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. As of March 31, 2016, the Company had 21 interest rate cap derivatives, with a notional amount of $318.7 million, which were not designated as hedges in qualifying hedging relationships.

As of March 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	18	$306,876

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017		December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$13,424	$12,413	$193	(1)	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	1	5	—		—
Total		$13,425	$12,418	$193		$—
(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheet.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)*
	2017	2016	(effective portion)	2017	2016	(ineffective portion)*	2017		2016
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate products	622	(32)	Interest expense	(335)	(6)	Interest expense	(110)	(1)	—
*	Includes amounts excluded from effectiveness testing.
(1)	Includes approximately $90,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable of occurring.

		Amount of gain (loss) recognized in income on derivative
	Location of gain (loss) recognized in income	2017	2016
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate products	Interest expense	(4)	(4)

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

7. Stockholders’ Equity

Common Stock

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NHF of all but one of the multifamily properties owned by NHF through its subsidiary NREO. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. As of March 31, 2017, the Company had 21,293,825 shares of common stock, $0.01 par value per share, issued and 21,043,669 shares of common stock outstanding (see “Treasury Stock” below).

Treasury Stock

During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock. Since the authorization of, and in accordance with, the Company’s share repurchase program (as described below), the Company has purchased 250,156 shares of its common stock, $0.01 par value per share, at a total cost of approximately $4,587,000. The cost of these shares is included in common stock held in treasury at cost on the consolidated balance sheet as of March 31, 2017. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period.

Share Repurchase Program

On June 15, 2016, the Board authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share. This authorization expires on June 15, 2018. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the three months ended March 31, 2017, the Company did not purchase any shares of its common stock. As of March 31, 2017, the Company has purchased 250,156 shares of its common stock, $0.01 par value per share, at a total cost of approximately $4,587,000, or $18.34 per share.

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

For the three months ended March 31, 2017, the Company recognized approximately $0.6 million of equity-based compensation expense related to grants of restricted stock units (see “Restricted Stock Units” below), which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The Company did not recognize any equity-based compensation expense for the three months ended March 31, 2016.

Restricted Stock Units. Restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period for officers and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. As of March 31, 2017, the Company has recognized a liability of approximately $0.2 million related to dividends earned on restricted stock units that are payable in cash upon vesting. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2017:

	2017
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	209,797		$19.20
Granted	219,802		22.57
Vested	—		—
Forfeited	—		—
Outstanding March 31,	429,599	(1)	$20.92

(1)

110,258 restricted stock units vest in August 2017, 49,770 restricted stock units vest in August 2018 and 49,769 restricted stock units vest in August 2019. 80,745 restricted stock units vest in March 2018 and 69,528 restricted stock units vest in each of March 2019 and March 2020.

8. Related Party Transactions

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company’s joint ventures by virtue of ownership in certain variable interest entities and voting interest entities through BH’s affiliates. BH and its affiliates do not have common ownership in any joint venture with the Company’s Adviser; there is also no common ownership between BH and its affiliates and the Company’s Adviser. The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2017 and 2016 (in thousands):

		For the Three Months Ended March 31,
		2017	2016
Fees incurred
Property management fees	(1)	$1,113	$1,005
Construction supervision fees	(2)	184	205
Acquisition fees	(3)	91	—

Reimbursements
Payroll and benefits	(4)	4,047	4,191
Other reimbursements	(5)	482	300

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees incurred are capitalized to operating real estate assets on the consolidated balance sheet.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
(5)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive income (loss).

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties, the Company earns an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the three months ended March 31, 2017 and 2016, the properties incurred asset management fees to the Company of approximately $0.2 million and $0.2 million, respectively. Since the fees are paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because the Company’s joint venture partners own a portion of each entity, with the exception of The Miramar Apartments, Old Farm, Stone Creek at Old Farm and Hollister Place, they absorb their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive income (loss) in the net income (loss) attributable to noncontrolling interests.

Advisory and Administrative Fee

In accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by the Company’s Adviser under the terms of the Advisory Agreement include, but are not limited to: providing daily management for the Company, selecting and working with third party service providers, managing the Company’s properties or overseeing the third party property manager, formulating an investment strategy for the Company and selecting suitable properties and investments, managing the Company’s outstanding debt on its properties and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the value-add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). In addition, Real Estate Assets is not reduced for dispositions of assets classified as Contributed Assets (see “Expense Cap” below). The advisory fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, will be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2017 and 2016, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended March 31, 2017 and 2016, the Company incurred advisory and administrative fees of $1.8 million and $1.6 million, respectively. These fees are reflected on the consolidated statements of operations and comprehensive income (loss) in advisory and administrative fees. The amount paid for the three months ended March 31, 2017 and 2016 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $0.5 million and $0.3 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which the Adviser has elected to receive fees on, and the timing of the acquisitions (the Company acquired one property in July 2016 and one property in October 2016 that the Adviser elected to receive advisory and administrative fees on). For the three months ended March 31, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties the Company acquired in December 2016 and the property the Company acquired in February 2017, which are considered to be permanently waived for the period, as the properties were financed solely with debt; however, it is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2017, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

During the year ended December 31, 2016, the Company sold seven properties, with respect to which BH Equity may be entitled to certain profits interests pursuant to portfolio joint venture agreements governing the entities that owned the properties. Upon achieving certain performance hurdles, not to exceed an additional 10% of the net proceeds from sales or refinancings and based upon estimated distributions upon a hypothetical liquidation of each of the properties (assuming they are liquidated and proceeds distributed and not reinvested through 1031 Exchanges or similar deferment strategies), BH Equity may earn an additional profit interest in each of the portfolio joint venture agreements in a combined range from $0.0 to $2.5 million. The Company and BH Equity reinvested the proceeds from two of the seven sales in 1031 Exchanges. Inputs reflect the Company’s best estimate of what market participants would use in pricing the properties giving consideration to the terms of the joint venture agreements and the estimated discounted future cash flows to be generated from the underlying properties through disposition. The inputs and assumptions utilized to estimate the future cash flows of the underlying properties are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates. As the additional profit interest BH Equity may earn on these investments is reasonably possible, but not reasonably estimable, the Company has concluded that it is not appropriate to accrue a liability for these additional profit interests in its consolidated financial statements.

10. Subsequent Events

Sales of Multifamily Properties

The Company sold the following properties subsequent to March 31, 2017 (thousands) (unaudited):

Property Name (1)		Location	Date of Sale	Sales Price	Debt Outstanding (2)		Net Cash Proceeds (3)		Real Estate Carrying Value, net (2)
The Miramar Apartments	(4)	Dallas, Texas	April 3, 2017	$16,550	$8,400		$16,326		$9,958
Toscana	(5)	Dallas, Texas	April 3, 2017	13,250	—	(6)	12,949		8,756
The Grove at Alban		Frederick, Maryland	April 3, 2017	27,500	18,374		27,020		22,506
Twelve 6 Ten at the Park	(4)	Dallas, Texas	April 27, 2017	26,600	15,711		26,350		21,379
				$83,900	$42,485		$82,645	(7)	$62,599

(1)	Properties were classified as held for sale as of March 31, 2017.
(2)	As of March 31, 2017.
(3)	Represents sales price, net of closing costs.
(4)

The Company completed the reverse 1031 Exchange of Old Farm with the sales of The Miramar Apartments and Twelve 6 Ten at the Park. Legal title to Old Farm was transferred to the Company on April 27, 2017.

(5)	The Company completed the reverse 1031 Exchange of Stone Creek at Old Farm with the sale of Toscana. Legal title to Stone Creek at Old Farm was transferred to the Company on April 3, 2017.
(6)	Toscana was released from the collateral pool of the $300 Million Credit Facility upon the sale.
(7)

The Company used  cash on hand plus its share of the proceeds, net of distributions to noncontrolling interests, from the sales of these properties to pay the entire $30.0 million outstanding on its 2016 Bridge Facility, which retired the bridge facility, and to pay down $10.0 million of the $29.0 million outstanding on its $30 Million Credit Facility.

Interest Rate Swap Agreement

On April 3, 2017, the Company, through the OP, entered into an interest rate swap transaction with KeyBank. The following table contains summary information regarding the interest rate swap transaction (dollars in thousands):

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate	Floating Rate Option
April 3, 2017	May 1, 2017	April 1, 2022	$50,000	1.9610%	One-month LIBOR

As of May 1, 2017, the Company has entered into six interest rate swap transactions with a combined notional amount of $550.0 million, which as of May 1, 2017 effectively fix the interest rate on approximately 84% of its $655.0 million of total floating rate debt outstanding as of May 2, 2017. The interest rate swaps effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.2582%.

Dividends Declared

On May 1, 2017, the Company’s board of directors declared a quarterly dividend of $0.22 per share, payable on June 30, 2017 to stockholders of record on June 15, 2017.

Potential Sale of Multifamily Property

The Company is under contract to sell Regatta Bay in Seabrook, Texas to an unaffiliated third party. The total carrying value of Regatta Bay as of March 31, 2017 was approximately $17.2 million, representing approximately 1.8% of the Company’s total net real estate assets as of March 31, 2017. Regatta Bay was classified as held for sale as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017. Our management believes the assumptions underlying the Company’s consolidated financial statements and accompanying notes are reasonable. However, the Company’s consolidated financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

As of March 31, 2017, our portfolio consisted of 40 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,225 units of apartment space that was approximately 94.6% leased with a weighted average monthly effective rent per occupied apartment unit of $883. With the exception of three properties (the “Parked Assets”) held by an Exchange Accommodation Titleholder (“EAT”) to complete reverse like-kind exchanges (“1031 Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) (see Notes 2 and 4 to our consolidated financial statements), we hold all or a majority interest in our properties (the “Portfolio”). On April 3, 2017 and April 27, 2017, we sold The Miramar Apartments and Twelve 6 Ten at the Park, respectively, which completed the reverse 1031 Exchange of Old Farm. On April 3, 2017, we sold Toscana, which completed the reverse 1031 Exchange of Stone Creek at Old Farm, and The Grove at Alban. Title to Old Farm and Stone Creek at Old Farm transferred to us upon completion of the 1031 Exchanges. See Note 10 to our consolidated financial statements for additional information on these sales.

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by NexPoint Real Estate Advisors, L.P., (the “Adviser”), through an agreement, as amended, dated March 16, 2015 (the “Advisory Agreement”), by and among our operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Adviser and us. The Advisory Agreement was renewed on March 13, 2017 for an additional one-year term set to expire on March 16, 2018. The Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P (the “Sponsor” or “Highland”).

We began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund (“NHF”) of all but one of the multifamily properties owned by NHF through its wholly owned subsidiary NexPoint Real Estate Opportunities, LLC (fka Freedom REIT, LLC) (“NREO”) in exchange for 100% of its outstanding common stock. We use the term “predecessor” to mean the carve-out business of NREO, which owned all or a majority interest in the multifamily properties transferred or contributed to us by NHF through NREO. On March 31, 2015, NHF distributed all of the outstanding shares of our common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.” Substantially all of our operations were conducted by our predecessor prior to March 31, 2015. With the exception of a nominal amount of initial cash funded at inception, we did not own any assets prior to March 31, 2015. Our predecessor included all of the properties in our Portfolio that were held indirectly by NREO prior to the Spin-Off. Our predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout this report to the “Company,” “we,” or “our,” include the activity of the predecessor defined above.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2017 and 2016.

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

Property management fees. Property management fees include fees paid to BH Management Services, LLC, or BH, our property manager, or other third party management companies for managing each property (see Note 8 to our consolidated financial statements).

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 8 to our consolidated financial statements).

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

Other Income and Expense

Interest expense. Interest expense primarily includes the cost of interest expense on debt, the amortization of deferred financing costs, any prepayment penalties we may incur on the early retirement of debt, and the related impact of interest rate derivatives used to manage our interest rate risk.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth a summary of our operating results for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change
Total revenues	$36,991	$33,511	$3,480
Total expenses	(33,136)	(27,994)	(5,142)
Operating income	3,855	5,517	(1,662)
Interest expense	(7,159)	(5,226)	(1,933)
Net income (loss)	(3,304)	291	(3,595)
Net income attributable to noncontrolling interests	312	306	6
Net loss attributable to common stockholders	$(3,616)	$(15)	$(3,601)

The change in our net income (loss) for the three months ended March 31, 2017 as compared to the net income (loss) for the three months ended March 31, 2016 primarily relates to increases in depreciation and amortization expense and interest expense, and was partially offset by increases in same store operating results. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions (we acquired four properties in the second half of 2016 and one property in February 2017; we sold seven properties in 2016 subsequent to March 31, 2016).

Revenues

Rental income. Rental income was $31.9 million for the three months ended March 31, 2017 compared to $29.4 million for the three months ended March 31, 2016, which was an increase of approximately $2.5 million. The increase between the periods was primarily due to an increase in rental income from our properties based upon increased rents due to the value-add program that we have implemented, organic growth in rents in the markets where these properties are located, and the acquisition of five properties subsequent to March 31, 2016. The increase in rental income between the periods was partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016. The weighted average monthly effective rent per occupied apartment unit in our Portfolio was $883 as of March 31, 2017 compared to $811 as of March 31, 2016, which was an increase of approximately 8.9%. The occupancy rate for the Portfolio was 94.6% as of March 31, 2017 compared to 94.5% as of March 31, 2016, which was an increase of approximately 0.1%.

Other income. Other income was $5.1 million for the three months ended March 31, 2017 compared to $4.1 million for the three months ended March 31, 2016, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to a $0.4 million, or 17.9%, increase in utility reimbursements and the acquisition of five properties subsequent to March 31, 2016. The increase in other income between the periods was partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016.

Expenses

Property operating expenses. Property operating expenses were $9.9 million for the three months ended March 31, 2017 compared to $9.4 million for the three months ended March 31, 2016, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to the acquisition of five properties subsequent to March 31, 2016, partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.0 million for the three months ended March 31, 2017 compared to $4.3 million for the three months ended March 31, 2016, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to a $0.7 million, or 20.6%, increase in property taxes due to the acquisition of five properties subsequent to March 31, 2016, partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016. Further, the costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.1 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on, and the acquisition of five properties subsequent to March 31, 2016. The increase in property management fees between the periods was partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016.

Advisory and administrative fees. Advisory and administrative fees were $1.8 million for the three months ended March 31, 2017 compared to $1.6 million for the three months ended March 31, 2016, which was an increase of approximately $0.2 million. The amount incurred during the three months ended March 31, 2017 and 2016 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.3 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which our Adviser has elected to receive fees on, and the timing of the acquisitions (we acquired one property in July 2016 and one property in October 2016 that our Adviser elected to receive advisory and administrative fees on). For the three months ended March 31, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016 and the property we acquired in February 2017, which are considered to be permanently waived for the period, as the properties were financed solely with debt; however, it is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.3 million for the three months ended March 31, 2017 compared to $0.8 million for the three months ended March 31, 2016, which was an increase of approximately $0.5 million. The increase between periods primarily relates to approximately $0.6 million of equity-based compensation expense recognized during the three months ended March 31, 2017 related to the grants of restricted stock units to our directors and officers pursuant to our 2016 LTIP (see Note 7 to our consolidated financial statements). Corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $1.6 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to the acquisition of five properties subsequent to March 31, 2016, partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016.

Depreciation and amortization. Depreciation and amortization costs were $12.4 million for the three months ended March 31, 2017 compared to $9.6 million for the three months ended March 31, 2016, which was an increase of approximately $2.8 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $2.7 million related to five properties for the three months ended March 31, 2017 compared to $0.6 million related to three properties for the three months ended March 31, 2016, which was an increase of approximately $2.1 million, as well as the acquisition of five properties subsequent to March 31, 2016. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The increase between the periods was partially offset by a reduction in depreciation expense related to the disposition of seven properties in 2016 subsequent to March 31, 2016.

Other Income and Expense

Interest expense. Interest expense was $7.2 million for the three months ended March 31, 2017 compared to $5.2 million for the three months ended March 31, 2016, which was an increase of approximately $2.0 million. The increase between the periods was primarily due to the acquisition of five properties subsequent to March 31, 2016, partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016. The increase between the periods was also due to interest expense costs incurred on our interest rate swap derivatives (see “Liquidity and Capital Resources – Interest Rate Swap Agreements” below), and increases in LIBOR, which is the index for our floating rate indebtedness. The following is a table that details the various costs included in interest expense for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change
Interest on debt	$6,178	$4,892	$1,286
Amortization of deferred financing costs	532	324	208
Interest rate swaps - effective portion	295	—	295
Interest rate swaps - ineffective portion	20	—	20
Interest rate caps expense	134	10	124
Total	$7,159	$5,226	$1,933

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

Net Operating Income for the Three Months Ended March 31, 2017 and 2016

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2017 and 2016 for our Same Store and Non-Same Store properties (dollars in thousands):

		For the Three Months Ended March 31,
		2017	2016	$ Change	% Change
Revenues
Same Store
Rental income		$26,979	$25,537	$1,442	5.6%
Other income		4,371	3,672	699	19.0%
Same Store revenues		31,350	29,209	2,141	7.3%
Non-Same Store
Rental income		4,929	3,833	1,096	28.6%
Other income		712	469	243	51.8%
Non-Same Store revenues		5,641	4,302	1,339	31.1%
Total revenues		36,991	33,511	3,480	10.4%

Operating expenses
Same Store
Property operating expenses		8,609	8,074	535	6.6%
Real estate taxes and insurance		3,784	3,695	89	2.4%
Property management fees (related party)		942	876	66	7.5%
Property general and administrative expenses	(1)	1,168	1,024	144	14.1%
Same Store operating expenses		14,503	13,669	834	6.1%
Non-Same Store
Property operating expenses		1,262	1,308	(46)	-3.5%
Real estate taxes and insurance		1,181	568	613	107.9%
Property management fees (related party)		171	129	42	32.6%
Property general and administrative expenses	(1)	187	159	28	17.6%
Non-Same Store operating expenses		2,801	2,164	637	29.4%
Total operating expenses		17,304	15,833	1,471	9.3%

NOI
Same Store		16,847	15,540	1,307	8.4%
Non-Same Store		2,840	2,138	702	32.8%
Total NOI		$19,687	$17,678	$2,009	11.4%
(1)

For the three months ended March 31, 2017 and 2016, excludes a total of approximately $0.2 million and $0.2 million, respectively, of expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three Months Ended March 31, 2017 and 2016.”

Same Store Results of Operations for the Three Months Ended March 31, 2017 and 2016

There are 35 properties encompassing 11,409 units of apartment space in our same store pool for the three months ended March 31, 2017 (our “Same Store” properties). As of March 31, 2017, our Same Store properties were approximately 95.0% leased with a weighted average monthly effective rent per occupied apartment unit of $857. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

Revenues

Rental income. Rental income was $27.0 million for the three months ended March 31, 2017 compared to $25.5 million for the three months ended March 31, 2016, which was an increase of approximately $1.5 million, or 5.6%. The majority of the increase is primarily related to a 5.3% increase in the weighted average monthly effective rent per occupied apartment unit to $857 as of March 31, 2017 from $813 as of March 31, 2016, as well as a 0.1% increase in occupancy.

Other income. Other income was $4.4 million for the three months ended March 31, 2017 compared to $3.7 million for the three months ended March 31, 2016, which was an increase of approximately $0.7 million, or 19.0%. The majority of the increase is related to a $0.3 million, or 14.3%, increase in utility reimbursements and a $0.1 million, or 9.9%, increase in administrative and application fees and service contract reimbursements.

Expenses

Property operating expenses. Property operating expenses were $8.6 million for the three months ended March 31, 2017 compared to $8.1 million for the three months ended March 31, 2016, which was an increase of approximately $0.5 million, or 6.6%. The majority of the increase is related to a $0.5 million, or 20.6%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $3.8 million for the three months ended March 31, 2017 compared to $3.7 million for the three months ended March 31, 2016, which was an increase of approximately $0.1 million, or 2.4%. The majority of the increase is related to a $0.3 million, or 4.9%, increase in property taxes, partially offset by a $0.1 million, or 10.4%, decrease in property liability insurance.

Property management fees. Property management fees were $0.9 million for the three months ended March 31, 2017 compared to $0.9 million for the three months ended March 31, 2016, which was an increase of less than $0.1 million, or 7.5%. The majority of the increase is related to a $1.5 million, or 5.6%, increase in rental income, and a $0.7 million, or 19.0%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $1.2 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016, which was an increase of approximately $0.2 million, or 14.1%, that primarily related to increases in professional fees and licenses.

NOI and Same Store NOI for the Three Months Ended March 31, 2017 and 2016

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and Same Store NOI for the three months ended March 31, 2017 and 2016 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2017	2016
Net income (loss)		$(3,304)	$291
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,825	1,616
Corporate general and administrative expenses		1,333	782
Property general and administrative expenses	(1)	231	151
Depreciation and amortization		12,443	9,612
Interest expense		7,159	5,226
NOI		$19,687	$17,678
Less Non-Same Store
Revenues		(5,641)	(4,302)
Operating expenses		2,801	2,164
Same Store NOI		$16,847	$15,540
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$(3,304)	$291
Depreciation and amortization	12,443	9,612
Adjustment for noncontrolling interests	(1,123)	(1,260)
FFO attributable to common stockholders	8,016	8,643

FFO per share - basic	$0.38	$0.41
FFO per share - diluted	$0.38	$0.41

Change in fair value on derivative instruments - ineffective portion	20	—
Amortization of deferred financing costs - acquisition term notes	94	—
Adjustment for noncontrolling interests	(2)	—
Core FFO attributable to common stockholders	8,128	8,643

Core FFO per share - basic	$0.39	$0.41
Core FFO per share - diluted	$0.38	$0.41

Amortization of deferred financing costs - long term debt	438	324
Equity-based compensation expense	608	—
Adjustment for noncontrolling interests	(33)	(25)
AFFO attributable to common stockholders	9,141	8,942

AFFO per share - basic	$0.43	$0.42
AFFO per share - diluted	$0.43	$0.42

Dividends declared per common share	$0.220	$0.206

FFO Coverage - diluted	1.71x	1.97x
Core FFO Coverage - diluted	1.74x	1.97x
AFFO Coverage - diluted	1.95x	2.04x

FFO was $8.0 million for the three months ended March 31, 2017 compared to $8.6 million for the three months ended March 31, 2016, which was a decrease of approximately $0.6 million. The change in our FFO between periods primarily relates to increases in interest expense of approximately $1.9 million and corporate general and administrative expenses of approximately $0.6 million, and was partially offset by an increase in NOI of approximately $2.0 million and adjustments for amounts attributable to noncontrolling interests. The increase in interest expense primarily relates to the acquisition of five properties subsequent to March 31, 2016, partially offset by the disposition of seven properties in 2016 subsequent to March 31, 2016. The increase in corporate general and administrative expenses primarily relates to $0.6 million of equity-based compensation expense we recognized during the period in 2017. The increase in NOI primarily relates to a $1.3 million, or 8.4%, increase in Same Store NOI between periods.

Core FFO was $8.1 million for the three months ended March 31, 2017 compared to $8.6 million for the three months ended March 31, 2016, which was a decrease of approximately $0.5 million. The change in our Core FFO between periods primarily relates to a decrease in FFO, partially offset by increases in the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges and amortization of deferred financing costs related to acquisition term notes.

AFFO was $9.1 million for the three months ended March 31, 2017 compared to $8.9 million for the three months ended March 31, 2016, which was an increase of approximately $0.2 million. The change in our AFFO between periods primarily relates to an increase in equity-based compensation expense, partially offset by a decrease in Core FFO.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of March 31, 2017, we had reserved approximately $11.5 million for our planned capital expenditures to implement our value-add program.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2017.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$7,565	$4,057
Net cash used in investing activities	(30,023)	(6,200)
Net cash provided by (used in) financing activities	20,939	(5,979)
Net decrease in cash and restricted cash	(1,519)	(8,122)
Cash and restricted cash, beginning of period	55,261	63,095
Cash and restricted cash, end of period	$53,742	$54,973

Cash flows from operating activities. During the three months ended March 31, 2017, net cash provided by operating activities was $7.6 million compared to net cash provided by operating activities of $4.1 million for the three months ended March 31, 2016. The increase in net cash from operating activities was mainly due to changes in accounts payable and other accrued liabilities and net income (loss), offset by changes in noncash items such as equity-based compensation expense, depreciation and amortization.

Cash flows from investing activities. During the three months ended March 31, 2017, net cash used in investing activities was $30.0 million compared to net cash used in investing activities of $6.2 million for the three months ended March 31, 2016. The change in cash flows from investing activities was mainly due to the acquisition of one property for a purchase price of approximately $24.5 million during the period in 2017, compared to no acquisitions during the period in 2016. The change in cash flows from investing activities was partially offset by additions to real estate investments, primarily related to our value-add program, of approximately $5.4 million during the period in 2017 compared to approximately $6.2 million during the period in 2016.

Cash flows from financing activities. During the three months ended March 31, 2017, net cash provided by financing activities was $20.9 million compared to net cash used in financing activities of $6.0 million for the three months ended March 31, 2016. The change in cash flows from financing activities was mainly due to the acquisition of one property for a purchase price of $24.5 million, which was funded solely through debt, during the period in 2017, compared to no acquisitions during the period in 2016.

Mortgage Indebtedness

As of March 31, 2017, our subsidiaries had aggregate outstanding mortgage indebtedness to third parties of approximately $438.6 million at a weighted average interest rate of 3.13% and an adjusted weighted average interest rate of 3.14%. For purposes of calculating the adjusted weighted average interest rate of our outstanding mortgage indebtedness, we have included the weighted average fixed rate of 0.9956% on $200.0 million of our combined $400.0 million notional amount related to our interest rate swap agreements that were effective as of March 31, 2017, which effectively fixes the interest rate on $200.0 million of our floating rate mortgage indebtedness. For additional information regarding our mortgage indebtedness and interest rate swap agreements, see Notes 5 and 6 to our consolidated financial statements.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our outstanding floating rate mortgage indebtedness. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2017, interest rate swap agreements effectively covered $200.0 million of our $378.5 million of total outstanding floating rate mortgage indebtedness.

The interest rate cap agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2017, interest rate cap agreements covered $306.2 million of our $378.5 million of total outstanding floating rate mortgage indebtedness. These interest rate cap agreements cap the related floating interest rates of our mortgage indebtedness at a weighted average interest rate of 6.10% as of March 31, 2017. Four floating rate mortgages totaling $72.3 million did not have caps associated with them as of March 31, 2017.

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

$300 Million Credit Facility

On June 6, 2016, we, through certain of our subsidiaries, entered into a $200.0 million credit facility, which was expanded to $300.0 million (the “$300 Million Credit Facility”) during the fourth quarter of 2016 to acquire three properties. On June 6, 2016, we used $191.0 million of proceeds drawn to replace the existing mortgage debt on 11 properties. In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, we accounted for the refinancing as a modification of a debt instrument. The $300 Million Credit Facility is a full-term, interest-only facility with an initial term of 60 months with one 12-month extension option and is guaranteed by our OP. The $300 Million Credit Facility is cross-collateralized by the following 13 properties: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Toscana (held for sale), Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm.

As of March 31, 2017, we had $300.0 million outstanding under our $300 Million Credit Facility at an interest rate of 3.38% and an adjusted weighted average interest rate of 3.39%. For purposes of calculating the adjusted weighted average interest rate of the $300 Million Credit Facility, we have included the weighted average fixed rate of 0.9956% on $200.0 million of our combined $400.0 million notional amount related to our interest rate swap agreements that were effective as of March 31, 2017, which effectively fixes the interest rate on $200.0 million of the $300.0 million outstanding under our $300 Million Credit Facility (see “Interest Rate Swap Agreements” below).

$30 Million Credit Facility

On December 29, 2016, we, through our OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) and drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, we drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at our properties (see Notes 4 and 5 to our consolidated financial statements). The $30 Million Credit Facility is a full-term, interest-only facility with an initial term of 24 months and one 12-month extension option and is guaranteed by our OP.

As of March 31, 2017, we had $29.0 million outstanding under our $30 Million Credit Facility at an interest rate of 4.98%. In April 2017, we used cash on hand plus our share of the proceeds from four properties we sold to pay down $10.0 million on the $30 Million Credit Facility, bringing the outstanding principal balance to $19.0 million as of May 2, 2017. For more information on these transactions, see Note 10 to our consolidated financial statements.

2016 Bridge Facility

On December 29, 2016, we, through our OP, entered into a $30.0 million bridge facility (the “2016 Bridge Facility”) and immediately drew $30.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. The 2016 Bridge Facility is a full-term, interest-only facility with an initial term of four months and one two-month extension option and is guaranteed by our OP.

As of March 31, 2017, we had $30.0 million outstanding under our 2016 Bridge Facility at an interest rate of 4.98%. In April 2017, we used $30.0 million of proceeds from four properties we sold to pay the entire outstanding principal balance of the 2016 Bridge Facility, which retired the bridge facility. For more information on these transactions, see Note 10 to our consolidated financial statements.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into six interest rate swap transactions with KeyBank, or the Counterparty, with a combined notional amount of $550.0 million, $400.0 million of which was effective as of March 31, 2017. As of May 1, 2017, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $550.0 million of principal balance with a weighted average fixed rate of 1.2582%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.2582%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk. For additional information regarding the interest rate swaps, see Notes 5, 6 and 10 to our consolidated financial statements.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate		Floating Rate Option (1)
May 13, 2016	July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
June 13, 2016	July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
June 30, 2016	July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
August 12, 2016	September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
March 27, 2017	April 1, 2017	April 1, 2022	100,000	1.9570%		One-month LIBOR
April 3, 2017	May 1, 2017	April 1, 2022	50,000	1.9610%		One-month LIBOR
			$550,000	1.2582%	(2)
(1)	As of March 31, 2017, one-month LIBOR was 0.9828%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments for the next five calendar years subsequent to March 31, 2017. Interest expense due by period on our floating rate debt is based on one-month and three-month LIBOR as of March 31, 2017. Net interest expense due by period on our interest rate swaps is based on one-month LIBOR as of March 31, 2017.

		Payments Due by Period (in thousands)
		Total	2017	2018	2019	2020	2021	Thereafter
Operating Properties Mortgage Notes
Principal payments		$368,484	$1,065	$16,408	$6,033	$51,007	$31,933	$262,038
Interest expense	(1)	66,725	9,140	11,807	11,273	10,674	9,601	14,230
Total		$435,209	$10,205	$28,215	$17,306	$61,681	$41,534	$276,268

Held For Sale Properties Mortgage Notes
Principal payments		$70,085	$508	$1,120	$1,201	$15,225	$17,797	$34,234
Interest expense		11,253	1,674	2,187	2,148	2,047	1,215	1,982
Total		$81,338	$2,182	$3,307	$3,349	$17,272	$19,012	$36,216

Credit Facilities & Bridge Facility
Principal payments		$359,000	$30,000	$29,000	$—	$—	$300,000	$—
Interest expense	(1)	49,097	9,469	12,369	10,913	10,941	5,405	—
Total		$408,097	$39,469	$41,369	$10,913	$10,941	$305,405	$—

Total contractual obligations and commitments		$924,644	$51,856	$72,891	$31,568	$89,894	$365,951	$312,484

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating-rate debt obligations. As of March 31, 2017, we had entered into five interest rate swap transactions with a combined notional amount of $500.0 million. We have allocated $300.0 million of the total impact of expected settlements on the $500.0 million notional amount of interest rate swaps to ‘Credit Facilities & Bridge Facility’ and $200.0 million of the total impact of expected settlements to ‘Operating Properties Mortgage Notes.’ We used one-month LIBOR as of March 31, 2017 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of March 31, 2017, we had reserved approximately $11.5 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,700 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three months ended March 31, 2017 and 2016 (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2017	2016
Interior	(1)	$2,446	$2,137
Exterior and common area		1,404	4,321
Total rehab expenditures		$3,850	$6,458

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2017 and 2016, we completed full and partial interior rehabs on 430 and 387 units, respectively.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2017 and 2016.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2017. Our subsidiaries and we are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2017 of $0.22 per share on March 13, 2017, which was paid on March 31, 2017 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2017 and 2016. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2017, we had total indebtedness of $797.6 million at a weighted average interest rate of 3.36%, of which $737.5 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $500.0 million, or 68%, of our $737.5 million of debt with a floating interest rate (see below). As of March 31, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.37%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 0.9956% on the $400.0 million notional amount related to our interest rate swap agreements that were effective as of March 31, 2017, which effectively fixes the interest rate on $400.0 million of our floating rate indebtedness.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2017, interest rate cap agreements covered $306.2 million of our $797.6 million of total outstanding indebtedness. As of March 31, 2017, these interest rate cap agreements cap the related floating interest rates at a weighted average interest rate of 6.10% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into five interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $500.0 million. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.1879%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.1879%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we have entered into as of March 31, 2017, of the amounts illustrated in the table below for our indebtedness as of March 31, 2017 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$590
0.50%	1,180
0.75%	1,770
1.00%	2,360

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We have disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the U.S. Securities and Exchange Commission on March 15, 2017, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that expires on June 15, 2018. The following table provides information on our purchases of equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	250,156	$18.34	250,156	$25.4
January 1 – January 31	—	—	—	25.4
February 1 – February 28	—	—	—	25.4
March 1 – March 31	—	—	—	25.4
Balance as of March 31, 2017	250,156	$18.34	250,156	$25.4
Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Confirmation of swap transaction, dated March 27, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2017)

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President	May 2, 2017
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer	May 2, 2017
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)