Form 10-Q
period 2017-06-30
NexPoint Residential Trust, Inc.
filed 2017-08-01
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 21,043,669 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2017

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

•	the risk that the Internal Revenue Service (the “IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors (the “Board”) to revoke our REIT qualification without stockholder approval;
•	potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; or
•	any other risks included under Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2017.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $20,233 and $99,803, respectively)	$169,754	$165,863
Buildings and improvements (including from VIEs of $112,935 and $425,945, respectively)	781,683	733,374
Intangible lease assets (including from VIEs of $3,953 and $3,926, respectively)	3,953	5,140
Construction in progress (including from VIEs of $11 and $1,891, respectively)	2,075	2,828
Furniture, fixtures, and equipment (including from VIEs of $1,761 and $21,289, respectively)	38,856	36,616
Total Gross Operating Real Estate Investments	996,321	943,821
Accumulated depreciation and amortization (including from VIEs of $1,119 and $32,053, respectively)	(70,729)	(60,214)
Total Net Operating Real Estate Investments	925,592	883,607
Real estate held for sale, net of accumulated depreciation of $9,903 and $6,099, respectively (including from VIEs of $0 and $60,578, respectively)	100,091	79,430
Total Net Real Estate Investments	1,025,683	963,037
Cash and cash equivalents (including from VIEs of $314 and $9,394, respectively)	26,254	22,705
Restricted cash (including from VIEs of $1,181 and $22,387, respectively)	29,447	32,556
Accounts receivable (including from VIEs of $120 and $2,009, respectively)	2,186	3,008
Prepaid and other assets (including from VIEs of $193 and $905, respectively)	3,070	1,678
Fair market value of interest rate swaps	11,941	12,413
TOTAL ASSETS	$1,098,581	$1,035,397

LIABILITIES AND EQUITY
Mortgages payable, net (including from VIEs of $81,052 and $306,235, respectively)	$711,752	$367,453
Mortgages payable held for sale, net (including from VIEs of $0 and $47,421, respectively)	77,034	55,685
Credit facilities, net	29,764	310,492
Bridge facility, net	65,612	29,874
Accounts payable and other accrued liabilities (including from VIEs of $103 and $2,232, respectively)	4,956	5,551
Accrued real estate taxes payable (including from VIEs of $718 and $2,724, respectively)	8,600	6,534
Accrued interest payable (including from VIEs of $0 and $855, respectively)	601	1,067
Security deposit liability (including from VIEs of $154 and $774, respectively)	1,464	1,364
Prepaid rents (including from VIEs of $71 and $728, respectively)	1,566	1,275
Obligation to issue operating partnership units (1)	2,000	—
Total Liabilities	903,349	779,295
NexPoint Residential Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,293,825 shares issued	213	213
Additional paid-in capital	211,729	241,450
Accumulated deficit	(20,242)	(14,584)
Accumulated other comprehensive income	8,119	9,052
Common stock held in treasury at cost; 250,156 shares	(4,587)	(4,587)
Noncontrolling interests	—	24,558
Total Equity	195,232	256,102
TOTAL LIABILITIES AND EQUITY	$1,098,581	$1,035,397

(1)	Common units of the Company’s operating partnership were issued on August 1, 2017 (see Notes 2 and 10).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$30,508	$29,404	$62,416	$58,774
Other income	4,726	4,253	9,809	8,394
Total revenues	35,234	33,657	72,225	67,168
Expenses
Property operating expenses	9,665	9,691	19,536	19,073
Real estate taxes and insurance	5,093	4,090	10,058	8,353
Property management fees (1)	1,057	1,013	2,170	2,018
Advisory and administrative fees (2)	1,849	1,630	3,674	3,246
Corporate general and administrative expenses	1,886	844	3,219	1,626
Property general and administrative expenses	1,576	1,612	3,162	2,946
Depreciation and amortization	12,208	8,084	24,651	17,696
Total expenses	33,334	26,964	66,470	54,958
Operating income	1,900	6,693	5,755	12,210
Interest expense	(7,063)	(5,633)	(14,222)	(10,859)
Loss on extinguishment of debt and modification costs	(4,803)	(834)	(4,803)	(834)
Gain on sales of real estate	19,896	16,370	19,896	16,370
Net income	9,930	16,596	6,626	16,887
Net income attributable to noncontrolling interests	2,524	2,006	2,836	2,312
Net income attributable to common stockholders	$7,406	$14,590	$3,790	$14,575
Other comprehensive loss
Unrealized losses on interest rate derivatives	(2,095)	(12)	(1,049)	(44)
Total comprehensive income	7,835	16,584	5,577	16,843
Comprehensive income attributable to noncontrolling interests	2,936	2,005	2,720	2,308
Comprehensive income attributable to common stockholders	$4,899	$14,579	$2,857	$14,535

Weighted average common shares outstanding - basic	21,044	21,294	21,044	21,294
Weighted average common shares outstanding - diluted	21,473	21,294	21,383	21,294

Earnings per share - basic (see Note 2)	$0.35	$0.69	$0.18	$0.68
Earnings per share - diluted (see Note 2)	$0.34	$0.69	$0.18	$0.68

Dividends declared per common share	$0.220	$0.206	$0.440	$0.412

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the former noncontrolling interest members of the Company’s joint ventures (see Notes 2 and 8).
(2)	Fees incurred to the Company’s adviser (see Notes 1 and 8).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury at Cost	Noncontrolling Interests	Total
Balances, December 31, 2016	—	$—	21,294	$213	$241,450	$(14,584)	$9,052	$(4,587)	$24,558	$256,102
Contributions by noncontrolling interests					—	—	—	—	38	38
Purchase of noncontrolling interests					(31,313)	—	—	—	(22,527)	(53,840)
Vesting of stock-based compensation					1,592	—	—	—	—	1,592
Distributions / Dividends					—	(9,448)	—	—	(4,789)	(14,237)
Other comprehensive loss					—	—	(933)	—	(116)	(1,049)
Net income					—	3,790	—	—	2,836	6,626
Balances, June 30, 2017	—	$—	21,294	$213	$211,729	$(20,242)	$8,119	$(4,587)	$—	$195,232

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$6,626	$16,887
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	(19,896)	(16,370)
Depreciation and amortization	24,651	17,696
Amortization of deferred financing costs	1,357	983
Change in fair value on derivative instruments included in interest expense	812	6
Net cash paid for derivative settlements	(542)	—
Amortization of fair market value adjustment of assumed debt	(103)	(55)
Vesting of stock-based compensation	1,592	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	930	339
Prepaid and other assets	(1,397)	(1,182)
Accounts payable and other accrued liabilities	197	(1,830)
Net cash provided by operating activities	14,227	16,474

Cash flows from investing activities
Net proceeds from sales of real estate	82,736	63,220
Additions to real estate investments	(12,087)	(12,265)
Acquisitions of real estate investments	(138,106)	—
Net cash provided by (used in) investing activities	(67,457)	50,955

Cash flows from financing activities
Mortgage proceeds received	583,713	—
Mortgage payments	(211,441)	(224,199)
Credit facilities proceeds received	25,000	200,000
Credit facilities payments	(310,000)	—
Bridge facility proceeds received	65,875	—
Bridge facility payments	(30,000)	(27,000)
Deferred financing costs paid	(3,742)	(2,538)
Purchase of common stock held in treasury	—	(88)
Dividends	(9,259)	(8,773)
Contributions from noncontrolling interests	38	—
Distributions to noncontrolling interests	(4,789)	(5,176)
Purchase of noncontrolling interests	(51,725)	—
Net cash provided by (used in) financing activities	53,670	(67,774)

Net increase (decrease) in cash and restricted cash	440	(345)
Cash and restricted cash, beginning of period	55,261	63,095
Cash and restricted cash, end of period	$55,701	$62,750

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$13,003	$10,628
Prepayment penalties paid	2,199	353
Supplemental Disclosure of Noncash Activities
Obligation to issue operating partnership units for purchase of joint venture interests	2,000	—
Capitalized construction costs included in accounts payable and other accrued liabilities	832	800
Change in fair value on derivative instruments designated as hedges	1,049	44
Liabilities assumed from acquisitions	690	—
Other assets acquired from acquisitions	84	—
Increase in dividends payable on restricted stock units	189	—

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. With the exception of two properties (“Parked Assets”) held by an Exchange Accommodation Titleholder (“EAT”) to complete reverse like-kind exchanges (“1031 Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) (see Notes 2, 4 and 10), the Company owns its properties (the “Portfolio”) through the OP, which wholly owns each of the properties. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2017, the sole limited partner of the OP is the Company (see Note 10).

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

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”) through an agreement dated March 16, 2015, as amended on June 15, 2016, and renewed on March 13, 2017 for an additional one-year term set to expire on March 16, 2018 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P. (the “Sponsor” or “Highland”).

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a value-add program. Consistent with the Company’s policy to acquire assets for both income and capital gain, the Company intends to hold at least majority interests in its properties for long-term appreciation and to engage in the business of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States consistent with its investment objectives. Economic and market conditions may influence the Company to hold properties for different periods of time. From time to time, the Company may sell a property if, among other deciding factors, the sale would be in the best interest of its stockholders.

The Company may also participate with third parties in property ownership through limited liability companies (“LLCs”), funds or other types of co-ownership or acquire real estate or interests in real estate in exchange for the issuance of common stock, common units of the OP, preferred stock or options to purchase stock. These types of investments may permit the Company to own interests in larger assets without unduly restricting diversification, which provides flexibility in structuring the Company’s portfolio.

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

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries and the consolidated EAT variable interest entities (“VIEs”) (see “Accounting for Joint Ventures” below and Note 4). All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether the other entities are VIEs as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and if so, to assess whether the Company is the primary beneficiary of such entities requiring consolidation. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in its annual report on Form 10-K filed with the SEC on March 15, 2017. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2017.

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

The results of operations for acquired properties are included in the consolidated statements of operations and comprehensive income from their respective acquisition dates.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the six months ended June 30, 2017 and 2016, the Company did not record any impairment charges related to real estate assets.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required to be segregated and held by the Company’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the borrower upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance the Company’s value-add renovations at each of its properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Security deposits	$763	$852
Operating escrows	19,928	18,256
Renovation value-add reserves	8,756	13,448
	$29,447	$32,556

Prepaid Acquisition Deposits

In the normal course of business, the Company incurs costs in connection with future acquisitions that may include good faith deposits made prior to probable acquisitions. Prepaid acquisition deposits are held in escrow and are applied upon closing of the acquisition. Until an acquisition closes, the Company records these deposits in prepaid and other assets on the consolidated balance sheet. No such costs existed as of June 30, 2017 and December 31, 2016.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended June 30, 2017 and 2016, the Company wrote-off deferred financing costs of $0.4 million and $0.3 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2017 and 2016, the Company wrote-off deferred financing costs of $0.4 million and $0.3 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Amortization of deferred financing costs of $0.4 million and $0.4 million is included in interest expense on the consolidated statements of operations and comprehensive income for the three months ended June 30, 2017 and 2016, respectively. Amortization of deferred financing costs of $1.0 million and $0.7 million is included in interest expense on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2017 and 2016, respectively. The following is a summary of the Company’s outstanding debt and deferred financing costs, net of accumulated amortization, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Mortgages payable	$719,924	$369,220
Deferred financing costs, net	(9,076)	(2,774)
Fair market value adjustment (see Note 5)	904	1,007
Mortgages payable, net	$711,752	$367,453

Mortgages payable held for sale	$77,774	$56,206
Deferred financing costs, net	(740)	(521)
Mortgages payable held for sale, net	$77,034	$55,685

Credit facilities	$30,000	$315,000
Deferred financing costs, net	(236)	(4,508)
Credit facilities, net	$29,764	$310,492

Bridge facility	$65,875	$30,000
Deferred financing costs, net	(263)	(126)
Bridge facility, net	$65,612	$29,874

Loss on Extinguishment of Debt and Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes off any unamortized deferred financing costs related to the original debt. Loss on extinguishment of debt and modification costs also includes prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized as deferred financing costs.

Reclassifications

Certain reclassifications have been made to amounts in the prior year consolidated statements of operations and comprehensive income to conform to current year presentations as a result of an accounting policy election to classify certain expenses incurred in connection with the extinguishment or modification of debt separately from interest expense. These expenses are recorded in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. As a result, for the three and six months ended June 30, 2016, interest expense decreased by approximately $0.8 million and $0.8 million, respectively.

Noncontrolling Interests

Noncontrolling interests have in the past and may in the future be comprised of joint venture partners’ interests in joint ventures the Company consolidates. When applicable, the Company reports its joint venture partners’ interests in its consolidated joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss, equity contributions, return of capital, and distributions. Generally, these noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. In cases where noncontrolling interests are redeemable by the equity holders, the Company classifies these noncontrolling interests outside of permanent equity and reports the interests at their redemption value using the Company’s stock price at each balance sheet date. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

On June 30, 2017, the Company and the OP entered into a contribution agreement (the “Contribution Agreement”) with BH Equities, LLC and its affiliates (collectively, “BH Equity”), whereby the Company purchased 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout”), for total consideration of approximately $51.7 million (the “Purchase Amount”). The Purchase Amount consists of approximately $49.7 million in cash that was paid on June 30, 2017 and $2.0 million in common units of the OP (“OP Units”) that were issued on August 1, 2017. The number of OP units issued was calculated by dividing $2.0 million by the midpoint of the range of the Company’s net asset value as publicly disclosed in connection with the Company’s release of its second quarter of 2017 earnings results. The Company financed the cash portion of the Purchase Amount with $21.4 million of proceeds from a bridge facility, $16.3 million of proceeds from refinancing 22 properties, $11.0 million of proceeds from a credit facility and $1.0 million of cash on hand (see Note 5).

In connection with the issuance of OP units to BH Equity on August 1, 2017, the Company and the OP amended the partnership agreement of the OP (the “Amendment”) (see Note 10). Pursuant to the Amendment, limited partners holding OP units will have the right to cause the OP to redeem their units for cash or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to adjustment, as provided in the Amendment, provided that the units have been outstanding for at least one year. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be "integrated" with any other distribution of the Company’s common stock for purposes of complying with the Securities Act of 1933, as amended.

In connection with the Contribution Agreement, the Company fully indemnified BH Equity on all non-recourse carve out guarantees it had previously provided for mortgage indebtedness secured by certain properties in the Portfolio. In consideration of the guarantees previously provided by BH Equity, it was entitled to an additional profit interest in each entity (the “Total Promote”) such that distributions were to be made to the members of the entity pro rata in proportion to their relative percentage interests until the members received an internal rate of return equal to 13%. Then, the proportion of distributions changed to a predetermined allocation according to the agreements between each entity and BH Equity. The Total Promote due by the Company to BH Equity was relinquished in connection with the BH Buyout.

Accounting for Joint Ventures

The Company has in the past and may in the future invest in joint ventures. The Company first analyzes its investments in joint ventures to determine if the joint venture is a VIE in accordance with FASB ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (1) insufficient equity to permit it to finance its activities without additional subordinated financial support or (2) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the primary beneficiary. Variable interests in a VIE are contractual, ownership, or other financial interests that change with changes in the fair value of the VIE’s net assets. The Company assesses at each level of the joint venture whether the entity is (1) a VIE, and (2) if the Company is the primary beneficiary of the VIE. If an entity in which the Company holds a joint venture interest qualifies as a VIE and the Company is determined to be the primary beneficiary, the joint venture is consolidated. In accordance with FASB ASC 810, the Company consolidates joint ventures that are not VIEs where the Company owns a majority of the voting interests in the entity, which is referred to as a voting interest entity.

As of June 30, 2017, the Company was invested in 35 wholly owned subsidiaries and two variable interest entities. The following table represents the Company’s investments in wholly owned subsidiaries and variable interest entities as of June 30, 2017 and December 31, 2016:

Property Name		Location	Year Acquired	Effective Ownership Percentage at June 30, 2017		Effective Ownership Percentage at December 31, 2016
The Miramar Apartments		Dallas, Texas	2013	—	(1)	100%
Arbors on Forest Ridge		Bedford, Texas	2014	100%	(2)	90%
Cutter’s Point		Richardson, Texas	2014	100%	(2)	90%
Eagle Crest		Irving, Texas	2014	100%	(2)	90%
Silverbrook		Grand Prairie, Texas	2014	100%	(2)	90%
Timberglen		Dallas, Texas	2014	100%	(2)	90%
Toscana		Dallas, Texas	2014	—	(1)	90%
The Grove at Alban		Frederick, Maryland	2014	—	(1)	76%	(5)
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%	(2)	90%
Beechwood Terrace		Nashville, Tennessee	2014	100%	(2)	90%
Willow Grove		Nashville, Tennessee	2014	100%	(2)	90%
Woodbridge		Nashville, Tennessee	2014	100%	(2)	90%
Abbington Heights		Antioch, Tennessee	2014	100%	(2)	90%	(5)
The Summit at Sabal Park		Tampa, Florida	2014	100%	(2)	90%	(5)
Courtney Cove		Tampa, Florida	2014	100%	(2)	90%	(5)
Radbourne Lake		Charlotte, North Carolina	2014	100%	(2)	90%	(5)
Timber Creek		Charlotte, North Carolina	2014	100%	(2)	90%	(5)
Belmont at Duck Creek		Garland, Texas	2014	100%	(2)	90%	(5)
The Arbors	(3)	Tucker, Georgia	2014	100%	(2)	90%	(5)
The Crossings	(3)	Marietta, Georgia	2014	100%	(2)	90%	(5)
The Crossings at Holcomb Bridge	(3)	Roswell, Georgia	2014	100%	(2)	90%	(5)
The Knolls	(3)	Marietta, Georgia	2014	100%	(2)	90%	(5)
Regatta Bay	(3)	Seabrook, Texas	2014	100%	(2)	90%	(5)
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	(2)	90%	(5)
Southpoint Reserve at Stoney Creek	(3)	Fredericksburg, Virginia	2014	100%	(2)	85%	(5)
Cornerstone		Orlando, Florida	2015	100%	(2)	90%	(5)
Twelve 6 Ten at the Park		Dallas, Texas	2015	—	(1)	90%	(5)
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	(2)	90%	(5)
The Ashlar		Dallas, Texas	2015	100%	(2)	90%	(5)
Heatherstone		Dallas, Texas	2015	100%	(2)	90%	(5)
Versailles		Dallas, Texas	2015	100%	(2)	90%	(5)
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	(2)	90%	(5)
Madera Point		Mesa, Arizona	2015	100%	(2)	95%
The Pointe at the Foothills		Mesa, Arizona	2015	100%	(2)	95%
Venue at 8651		Fort Worth, Texas	2015	100%	(2)	95%
Parc500		West Palm Beach, Florida	2016	100%	(2)	91%
The Colonnade		Phoenix, Arizona	2016	100%	(2)	97%
Old Farm		Houston, Texas	2016	100%	(2)	100%	(6)
Stone Creek at Old Farm		Houston, Texas	2016	100%	(2)	100%	(6)
Hollister Place	(4)	Houston, Texas	2017	100%		—	(7)
Rockledge Apartments	(4)	Marietta, Georgia	2017	100%		—	(7)

(1)	Properties were sold during the six months ended June 30, 2017.
(2)	The Company purchased 100% of the ownership interest in the property held by the noncontrolling interest holder/s on June 30, 2017.
(3)	Properties are classified as held for sale as of June 30, 2017.
(4)	Properties are Parked Assets as of June 30, 2017 (see Notes 4 and 10). As such, the properties are considered VIEs (see below).
(5)	Properties were considered VIEs at December 31, 2016.
(6)

Properties were Parked Assets and VIEs at December 31, 2016. The Company completed the reverse 1031 Exchanges of these properties in April 2017 with the sales of the replacement properties, at which time legal title to the properties transferred to the Company. Upon the transfer of title, the properties were no longer considered VIEs (see Note 4).

(7)	Properties were acquired in 2017; therefore, no ownership as of December 31, 2016.

In connection with its indirect equity investments in the properties acquired, the Company, through the OP, directly or indirectly holds 100% of the membership interests in single-asset LLCs that directly own the properties. All of the properties the Company has acquired are consolidated in the Company’s financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured under 1031 Exchanges. For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to a new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an EAT engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is until the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT's economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreements, at which time they will be consolidated as wholly owned subsidiaries.

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

Asset Management and Property Management Services

Asset management fee and property management fee expenses are recognized when incurred in accordance with each management agreement (see Note 8).

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. The Company has no significant taxes associated with its TRS for the six months ended June 30, 2017 and 2016.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2017, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2017. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income.

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

Per Share Data

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which is adjusted for shares classified as treasury shares during the period and excludes any unvested restricted stock units issued pursuant to the Company’s long-term incentive plan (see Note 7). Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share. There were no potentially dilutive securities for the three and six months ended June 30, 2016. For the three months ended June 30, 2017, the Company incurred basic and diluted earnings per share of $0.35 and $0.34, respectively. For the three months ended June 30, 2016, the Company incurred basic and diluted earnings per share of $0.69. For the six months ended June 30, 2017, the Company incurred basic and diluted earnings per share of $0.18. For the six months ended June 30, 2016, the Company incurred basic and diluted earnings per share of $0.68.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities decreased by $4.0 million in the six months ended June 31, 2016. Net cash provided by investing activities increased by $8.7 million in the six months ended June 30, 2016. Beginning-of-period cash and restricted cash total increased by $46.9 million in 2016. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$26,254	$28,550
Restricted cash	29,447	34,200
Total cash and restricted cash	$55,701	$62,750

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

3. Real Estate Investments Statistics

As of June 30, 2017, the Company is invested in a total of 37 multifamily properties, as listed below:

Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of June 30, 2017 (2)	% Occupied as of December 31, 2016 (2)
Arbors on Forest Ridge		155	210	1/31/2014	842	94.8%	92.9%
Cutter’s Point		198	196	1/31/2014	1,022	94.9%	93.9%
Eagle Crest		396	447	1/31/2014	864	94.0%	94.4%
Silverbrook		526	642	1/31/2014	770	93.0%	93.5%
Timberglen		221	304	1/31/2014	824	93.4%	92.8%
Edgewater at Sandy Springs		727	760	7/18/2014	916	92.9%	94.5%
Beechwood Terrace		272	300	7/21/2014	903	94.3%	95.3%
Willow Grove		229	244	7/21/2014	884	93.0%	96.7%
Woodbridge		247	220	7/21/2014	947	91.4%	87.7%
Abbington Heights		239	274	8/1/2014	865	94.2%	95.3%
The Summit at Sabal Park		205	252	8/20/2014	910	93.7%	90.9%
Courtney Cove		225	324	8/20/2014	800	91.7%	94.4%
Radbourne Lake		247	225	9/30/2014	1,045	96.4%	96.9%
Timber Creek		248	352	9/30/2014	817	94.6%	95.5%
Belmont at Duck Creek		198	240	9/30/2014	974	92.1%	95.0%
The Arbors	(3)	128	140	10/16/2014	858	92.9%	95.7%
The Crossings	(3)	378	380	10/16/2014	821	94.7%	91.8%
The Crossings at Holcomb Bridge	(3)	248	268	10/16/2014	883	93.3%	95.5%
The Knolls	(3)	311	312	10/16/2014	929	96.2%	93.6%
Regatta Bay	(3)	200	240	11/4/2014	1,031	92.1%	94.6%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,147	93.0%	95.0%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,052	91.7%	92.9%
Cornerstone		318	430	1/15/2015	898	94.7%	95.8%
The Preserve at Terrell Mill		692	752	2/6/2015	842	91.5%	92.0%
The Ashlar		206	264	2/26/2015	818	92.4%	91.3%
Heatherstone		116	152	2/26/2015	844	91.4%	92.8%
Versailles		301	388	2/26/2015	838	94.1%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,046	95.9%	95.0%
Madera Point		193	256	8/5/2015	781	91.8%	93.8%
The Pointe at the Foothills		473	528	8/5/2015	814	92.2%	92.2%
Venue at 8651		289	333	10/30/2015	780	91.9%	90.4%
Parc500		266	217	7/27/2016	1,139	92.2%	93.5%
The Colonnade		256	415	10/11/2016	712	88.7%	88.0%
Old Farm		697	734	12/29/2016	1,198	88.4%	93.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,216	93.7%	93.2%
Hollister Place		246	260	2/1/2017	974	90.8%	—	(4)
Rockledge Apartments		802	708	6/30/2017	1,148	93.9%	—	(4)
		11,343	12,735

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2017 and December 31, 2016, divided by the total number of units, expressed as a percentage.
(3)	Properties are classified as held for sale as of June 30, 2017.
(4)	Properties were acquired in 2017.

4. Real Estate Investments

As of June 30, 2017, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,039	$—	$—	$767	$14,136
Cutter’s Point	3,330	12,903	—	55	879	17,167
Eagle Crest	5,450	22,086	—	58	1,174	28,768
Silverbrook	4,860	25,574	—	—	2,219	32,653
Timberglen	2,510	14,554	—	2	1,003	18,069
Edgewater at Sandy Springs	14,290	43,919	—	1	3,812	62,022
Beechwood Terrace	1,390	20,586	—	1	1,102	23,079
Willow Grove	3,940	10,698	—	1	790	15,429
Woodbridge	3,650	12,969	—	34	899	17,552
Abbington Heights	1,770	16,493	—	19	1,034	19,316
The Summit at Sabal Park	5,770	13,343	—	9	1,057	20,179
Courtney Cove	5,880	12,910	—	42	979	19,811
Radbourne Lake	2,440	21,693	—	75	1,158	25,366
Timber Creek	11,260	13,395	—	15	989	25,659
Belmont at Duck Creek	1,910	17,112	—	—	1,089	20,111
Sabal Palm at Lake Buena Vista	7,580	41,148	—	1	962	49,691
Cornerstone	1,500	30,271	—	129	1,193	33,093
The Preserve at Terrell Mill	10,170	48,325	—	182	3,747	62,424
The Ashlar	4,090	12,531	—	—	1,350	17,971
Heatherstone	2,320	7,810	—	31	858	11,019
Versailles	6,720	20,791	—	16	1,935	29,462
Seasons 704 Apartments	7,480	14,064	—	3	798	22,345
Madera Point	4,920	17,359	—	—	1,070	23,349
The Pointe at the Foothills	4,840	46,117	—	233	1,570	52,760
Venue at 8651	2,350	16,877	—	560	1,497	21,284
Parc500	3,860	19,204	—	295	1,020	24,379
The Colonnade	8,340	36,247	—	248	651	45,486
Old Farm	11,078	69,611	—	45	1,185	81,919
Stone Creek at Old Farm	3,493	19,119	—	9	308	22,929
Hollister Place	2,782	20,695	932	11	435	24,855
Rockledge Apartments	17,451	92,240	3,021	—	1,326	114,038
	169,754	781,683	3,953	2,075	38,856	996,321
Accumulated depreciation and amortization	—	(52,902)	(777)	—	(17,050)	(70,729)
Total Operating Properties	$169,754	$728,781	$3,176	$2,075	$21,806	$925,592

Held For Sale Properties
The Arbors	1,730	6,595	—	5	462	8,792
The Crossings	3,982	17,746	—	132	1,520	23,380
The Crossings at Holcomb Bridge	5,560	11,052	—	—	1,351	17,963
The Knolls	3,410	17,764	—	8	1,806	22,988
Southpoint Reserve at Stoney Creek	6,120	11,249	—	—	636	18,005
Regatta Bay	1,660	16,253	—	1	952	18,866
	22,462	80,659	—	146	6,727	109,994
Accumulated depreciation and amortization	—	(7,080)	—	—	(2,823)	(9,903)
Total Held For Sale Properties	$22,462	$73,579	$—	$146	$3,904	$100,091

Total	$192,216	$802,360	$3,176	$2,221	$25,710	$1,025,683

As of December 31, 2016, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,014	$—	$3	$717	$14,064
Cutter's Point	3,330	12,871	—	—	810	17,011
Eagle Crest	5,450	21,990	—	—	1,052	28,492
Silverbrook	4,860	25,335	—	—	1,996	32,191
Timberglen	2,510	14,527	—	—	894	17,931
Edgewater at Sandy Springs	14,290	43,709	—	123	3,295	61,417
Beechwood Terrace	1,390	20,561	—	—	940	22,891
Willow Grove	3,940	10,672	—	—	668	15,280
Woodbridge	3,650	12,708	—	215	759	17,332
Abbington Heights	1,770	16,426	—	75	916	19,187
The Summit at Sabal Park	5,770	13,342	—	9	956	20,077
Courtney Cove	5,880	12,886	—	42	910	19,718
Radbourne Lake	2,440	21,445	—	257	1,025	25,167
Timber Creek	11,260	13,252	—	69	864	25,445
Belmont at Duck Creek	1,910	17,034	—	—	941	19,885
The Arbors	1,730	6,587	—	5	413	8,735
The Crossings	3,982	17,662	—	155	1,429	23,228
The Crossings at Holcomb Bridge	5,560	10,925	—	—	1,178	17,663
The Knolls	3,410	17,707	—	8	1,615	22,740
Regatta Bay	1,660	16,155	—	89	891	18,795
Sabal Palm at Lake Buena Vista	7,580	41,147	—	3	874	49,604
Cornerstone	1,500	30,354	—	29	906	32,789
The Preserve at Terrell Mill	10,170	48,163	—	516	2,872	61,721
The Ashlar	4,090	12,348	—	124	1,129	17,691
Heatherstone	2,320	7,521	—	224	749	10,814
Versailles	6,720	20,267	—	286	1,597	28,870
Seasons 704 Apartments	7,480	14,043	—	—	696	22,219
Madera Point	4,920	17,079	—	15	865	22,879
The Pointe at the Foothills	4,840	45,975	—	157	1,289	52,261
Venue at 8651	2,350	16,815	—	311	1,162	20,638
Parc500	3,860	18,700	491	113	504	23,668
The Colonnade	8,340	35,473	723	—	376	44,912
Old Farm	11,078	69,580	3,354	—	1,052	85,064
Stone Creek at Old Farm	3,493	19,101	572	—	276	23,442
	165,863	733,374	5,140	2,828	36,616	943,821
Accumulated depreciation and amortization	—	(46,044)	(650)	—	(13,520)	(60,214)
Total Operating Properties	$165,863	$687,330	$4,490	$2,828	$23,096	$883,607

Held For Sale Properties
The Grove at Alban	3,640	19,033	—	—	1,318	23,991
The Miramar Apartments	1,580	8,870	—	—	711	11,161
Toscana	1,730	7,341	—	3	684	9,758
Southpoint Reserve at Stoney Creek	6,120	11,218	—	31	605	17,974
Twelve 6 Ten at the Park	3,610	18,088	—	21	925	22,644
	16,680	64,550	—	55	4,243	85,528
Accumulated depreciation and amortization	—	(4,896)	—	—	(1,202)	(6,098)
Total Held For Sale Properties	$16,680	$59,654	$—	$55	$3,041	$79,430

Total	$182,543	$746,984	$4,490	$2,883	$26,137	$963,037

Depreciation expense was $9.7 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $19.4 million and $17.0 million for the six months ended June 30, 2017 and 2016, respectively.

Amortization expense related to the Company’s intangible lease assets was $2.5 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to the Company’s intangible lease assets was $5.3 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through June 30, 2017 is expected to be $3.2 million for the remainder of the year ended December 31, 2017. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2016 has been fully amortized and the assets and related accumulated amortization have been written off as of June 30, 2017.

Acquisitions

The following table presents the Company’s acquisitions of real estate during the six months ended June 30, 2017 (dollars in thousands); there were no acquisitions of real estate during the six months ended June 30, 2016 (see Notes 2, 3 and 5).

Property Name		Location	Date of Acquisition	Purchase Price	Debt (1)	# Units	Noncontrolling Interest	Effective Ownership
Hollister Place	(2)	Houston, Texas	February 1, 2017	$24,500	$24,500	260	—%	100%
Rockledge Apartments	(2)	Marietta, Georgia	June 30, 2017	113,500	113,500	708	—%	100%
				$138,000	$138,000	968

(1)	For additional information regarding the Company’s debt, see Note 5.
(2)

Properties are held by an EAT in anticipation of completing reverse 1031 Exchanges in the second half of 2017 with Regatta Bay, The Arbors, The Crossings, The Crossings at Holcomb Bridge and The Knolls, which are classified as held for sale as of June 30, 2017. Legal title of the properties will transfer to the Company upon completion of the reverse 1031 Exchanges.

Dispositions

The following table presents the Company’s sales of real estate during the six months ended June 30, 2017 (in thousands). The Company sold three properties for approximately $64.3 million during the six months ended June 30, 2016.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)		Gain on Sale of Real Estate
The Miramar Apartments	(2)	Dallas, Texas	April 3, 2017	$16,550	$16,326		$6,368
Toscana	(3)	Dallas, Texas	April 3, 2017	13,250	13,040		4,283
The Grove at Alban		Frederick, Maryland	April 3, 2017	27,500	27,021		4,514
Twelve 6 Ten at the Park	(2)	Dallas, Texas	April 27, 2017	26,600	26,349		4,731
				$83,900	$82,736	(4)	$19,896

(1)	Represents sales price, net of closing costs.
(2)

The Company completed the reverse 1031 Exchange of Old Farm with the sales of The Miramar Apartments and Twelve 6 Ten at the Park. Legal title to Old Farm was transferred to the Company on April 27, 2017.

(3)	The Company completed the reverse 1031 Exchange of Stone Creek at Old Farm with the sale of Toscana. Legal title to Stone Creek at Old Farm was transferred to the Company on April 3, 2017.
(4)

During the three months ended June 30, 2017, the Company used cash on hand plus its share of the proceeds, net of distributions to noncontrolling interests, from the sales of these properties to pay the entire $30.0 million outstanding on its 2016 bridge facility, which retired the bridge facility, and to pay down $10.0 million on its $30.0 million credit facility (see Note 5).

5. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2017 (dollars in thousands):

Operating Properties		Type	Term (months)	Amortization (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	360	$13,130		2.90%	7/1/2024
Cutter's Point	(3)	Floating	84	360	16,640		2.90%	7/1/2024
Eagle Crest	(3)	Floating	84	360	29,510		2.90%	7/1/2024
Silverbrook	(3)	Floating	84	360	30,590		2.90%	7/1/2024
Timberglen	(3)	Floating	84	360	17,226		3.10%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	360	52,000		2.90%	7/1/2024
Beechwood Terrace	(3)	Floating	84	360	20,150		2.90%	7/1/2024
Willow Grove	(3)	Floating	84	360	14,818		3.00%	7/1/2024
Woodbridge	(3)	Floating	84	360	13,677		3.00%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	360	13,560		2.84%	7/1/2024
Courtney Cove	(3)	Floating	84	360	13,680		2.84%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	360	42,480		2.84%	7/1/2024
The Ashlar	(3)	Floating	84	360	14,520		2.84%	7/1/2024
Heatherstone	(3)	Floating	84	360	8,880		2.84%	7/1/2024
Versailles	(3)	Floating	84	360	23,880		2.84%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	360	17,460		2.84%	7/1/2024
Madera Point	(3)	Floating	84	360	15,150		2.84%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	360	34,800		2.84%	7/1/2024
Venue at 8651	(3)	Floating	84	360	13,734		3.00%	7/1/2024
The Colonnade	(3)	Floating	84	360	28,093		2.90%	7/1/2024
Old Farm	(3)	Floating	84	360	52,886		2.90%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	360	15,274		2.90%	7/1/2024
Timber Creek	(4)	Floating	120	360	19,482		3.04%	10/1/2024
Radbourne Lake	(4)	Floating	120	360	19,213		3.03%	10/1/2024
Sabal Palm at Lake Buena Vista	(4)	Floating	120	360	37,680		3.03%	12/1/2024
Abbington Heights	(5)	Fixed	120	360	10,104		3.79%	9/1/2022
Belmont at Duck Creek	(6)	Fixed	84	360	11,046		4.68%	9/1/2018
Cornerstone	(7)	Fixed	120	360	22,874		4.24%	3/1/2023
Parc500	(8)	Fixed	120	360	15,812		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	360	13,475		3.46%	2/1/2024
Rockledge Apartments	(3)	Floating	84	360	68,100		2.79%	7/1/2024
					$719,924
Fair market value adjustment					904	(9)
Deferred financing costs, net of accumulated amortization of $1,834					(9,076)
					$711,752

Held for Sale Properties
The Arbors	(4)	Floating	120	360	5,812		3.03%	11/1/2024
The Crossings	(4)	Floating	120	360	15,874		3.03%	11/1/2024
The Crossings at Holcomb Bridge	(4)	Floating	120	360	12,450		3.03%	11/1/2024
The Knolls	(4)	Floating	120	360	16,038		3.03%	11/1/2024
Southpoint Reserve at Stoney Creek	(3)	Floating	84	360	13,600		3.33%	1/1/2022
Regatta Bay	(10)	Floating	60	360	14,000		3.00%	11/1/2020
					$77,774
Deferred financing costs, net of accumulated amortization of $323					(740)
					$77,034

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on one-month LIBOR plus an applicable margin, except for Abbington Heights (based on fixed rate of 3.79%), Belmont at Duck Creek (based on fixed rate of 4.68%), Regatta Bay (based on three-month LIBOR, subject to a floor of 0.25%, plus 1.70%), Cornerstone (based on a blended fixed rate of 4.24%) and Parc500 (based on fixed rate of 4.49%). One-month and three-month LIBOR as of June 30, 2017 were 1.2239% and 1.2992%, respectively.

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

(5)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last three months of the term.
(6)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last six months of the term.
(7)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of June 30, 2017, the total indebtedness secured by the property is approximately $22.9 million and has a blended interest rate of 4.24%.

(8)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(9)

The Company reflected valuation adjustments on its fixed rate debt for Belmont at Duck Creek and Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

(10)

Loan can be pre-paid in the first 12 months of the term at par plus 1.00% of the unpaid principal balance and at par thereafter. Loan’s unpaid principal balance can be declared due and payable in full, at the lender’s discretion, on November 1, 2018 and November 1, 2019.

On June 30, 2017, the Company entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of its properties, effectively replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”), which retired the $300 Million Credit Facility (see “$300 Million Credit Facility” below). The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. The Federal Home Loan Mortgage Corporation (“Freddie Mac”), who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the refinancing as a modification of a debt instrument. As such, the existing $4.9 million of net deferred financing costs related to the prior mortgage debt and credit facility debt is included with the approximately $2.9 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of June 30, 2017 and are amortized over the terms of the new mortgage debt. Additionally, the Company incurred approximately $2.2 million of costs in connection with the Freddie Refinance that were not capitalized as deferred financing costs. Such costs are recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income. The Company used approximately $16.3 million of proceeds from the Freddie Refinance to fund a portion of the BH Buyout.

The following nine properties had existing mortgage debt that was refinanced: The Summit at Sabal Park, Courtney Cove, The Preserve at Terrell Mill, The Ashlar, Heatherstone, Versailles, Seasons 704 Apartments, Madera Point and The Pointe at the Foothills. The following twelve properties, which were refinanced as described above, were previously cross-collateralized as security for the $300 Million Credit Facility: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm. The Colonnade, which obtained a first mortgage as described above, was not previously encumbered by mortgage debt or credit facility debt.

During the six months ended June 30, 2017, the Company sold four properties and repaid the related mortgage loans that encumbered three of the properties, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
The Miramar Apartments	April 3, 2017	Floating	$8,400
The Grove at Alban	April 3, 2017	Floating	18,374
Twelve 6 Ten at the Park	April 27, 2017	Floating	15,711
			$42,485
(1)	Represents the outstanding principal balance when the loan was repaid.

The fourth property the Company sold, Toscana, was released from the collateral pool of the $300 Million Credit Facility upon its sale on April 3, 2017. The Company incurred prepayment penalties of approximately $0.4 million in connection with the payoff of these mortgage loans and $0.1 million of fees in connection with the release of Toscana, both of which are included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.04% as of June 30, 2017 and 2.95% as of December 31, 2016. The increase between the periods is primarily related to increases in LIBOR, partially offset by a weighted average reduction of 57 basis points in the borrowing spread related to the $468.4 million of floating rate debt the Company refinanced on June 30, 2017, as described above. As of June 30, 2017, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.06%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.2582% on its combined $550.0 million notional amount of interest rate swap agreements that were effective as of June 30, 2017, which effectively fix the interest rate on $550.0 million of the Company’s floating rate mortgage indebtedness (see “Interest Rate Swap Agreements” below). The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $427.2 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.11% (see Note 6).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2017, the Company believes it is in compliance with all provisions.

Credit and Bridge Facilities

The following table contains summary information concerning the Company’s credit and bridge facilities as of June 30, 2017 (dollars in thousands):

		Type	Term (months)	Amortization (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
$30 Million Credit Facility	(2)	Floating	24	360	$30,000	5.22%	12/29/2018
Deferred financing costs, net of accumulated amortization of $76					(236)
					$29,764

2017 Bridge Facility	(3)	Floating	4	360	$65,875	4.97%	10/31/2017
Deferred financing costs, net of accumulated amortization of $0					(263)
					$65,612
(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of June 30, 2017 was 1.2239%.
(2)

On December 29, 2016, the Company, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, the Company drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at the Company’s properties. In April 2017, the Company used cash on hand plus its share of the proceeds, net of distributions to noncontrolling interests, from four properties it sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, the Company drew $11.0 million to fund a portion of the BH Buyout. The $30 Million Credit Facility is a full-term, interest-only facility, has one 12-month extension option and is guaranteed by the OP.

(3)

On June 30, 2017, the Company, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. The Company drew $44.5 million to fund a portion of the purchase price of Rockledge Apartments and $21.4 million to fund a portion of the BH Buyout. The 2017 Bridge Facility is a full-term, interest-only facility with a four-month term and is guaranteed by the Company. Interest accrues on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. The Company intends on paying the entire principal balance of the 2017 Bridge Facility with proceeds from the sales of properties classified as held for sale as of June 30, 2017 or cash on hand (see Note 10).

The credit and bridge facilities agreements contain customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of June 30, 2017, the Company believes it is in compliance with all provisions of the agreements.

$300 Million Credit Facility

On June 6, 2016, the Company, through certain of its subsidiaries, entered into a $200.0 million credit facility, which was expanded to $300.0 million (the “$300 Million Credit Facility”) during the fourth quarter of 2016 to acquire three properties. The $300 Million Credit Facility was cross-collateralized by the following 12 properties: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm.

On June 30, 2017, in connection with the Freddie Refinance, the Company repaid and retired the $300 Million Credit Facility. The refinancing of this existing credit facility debt did not incur prepayment penalties.

2016 Bridge Facility

On December 29, 2016, the Company, through the OP, entered into a $30.0 million bridge facility (the “2016 Bridge Facility”) with KeyBank and drew $30.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. In April 2017, the Company paid down the entire $30.0 million of principal on the 2016 Bridge Facility, which was funded with its share of the proceeds, net of distributions to noncontrolling interests, from properties the Company sold in April 2017. The 2016 Bridge Facility was retired on April 28, 2017.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2017 are as follows (in thousands):

	Operating Properties & Other Secured Debt	Held For Sale Properties	Total
2017	$66,494	$86	$66,580
2018	43,352	1,310	44,662
2019	2,448	1,342	3,790
2020	2,483	15,350	17,833
2021	2,531	1,359	3,890
Thereafter	698,491	58,327	756,818
Total	$815,799	$77,774	$893,573

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into seven interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $650.0 million, $550.0 million of which is effective as of June 30, 2017. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, the Company is required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to the Company referencing the same notional amounts. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk (see Note 6). The following table contains summary information regarding the Company’s outstanding interest rate swaps (dollars in thousands):

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate		Floating Rate Option (1)
May 13, 2016	July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
June 13, 2016	July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
June 30, 2016	July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
August 12, 2016	September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
March 27, 2017	April 1, 2017	April 1, 2022	100,000	1.9570%		One-month LIBOR
April 3, 2017	May 1, 2017	April 1, 2022	50,000	1.9610%		One-month LIBOR
June 14, 2017	July 1, 2017	July 1, 2022	100,000	1.7820%		One-month LIBOR
			$650,000	1.3388%	(2)

(1)	As of June 30, 2017, one-month LIBOR was 1.2239%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

6. Fair Value Measures and Derivative Financial Instruments

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets are recorded at fair value at acquisition and may be stated at fair value if they become impaired in a given period. Additionally, the Company records derivative financial instruments at fair value.

Real Estate Acquisitions

As further discussed in Notes 2, 3 and 4, the Company owns 37 properties as of June 30, 2017. During the six months ended June 30, 2017, the Company acquired two properties for $138.0 million. On October 1, 2016, the Company early adopted ASU 2017-01, which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Upon acquisition of a property, the purchase price and related acquisition costs are allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $427.2 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.11%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in other comprehensive income (loss) (“OCI”) and is subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income (loss) as interest expense. During the three and six months ended June 30, 2017, the Company recorded approximately $0.1 million and $0.1 million, respectively, of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a reduction to interest expense on the accompanying consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2016, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of June 30, 2016, the Company had three interest rate swap derivatives, with a notional amount of $300.0 million, and 15 interest rate cap derivatives, with a notional amount of $259.7 million, designated as cash flow hedges.

As of June 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps	7	$650,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. As of June 30, 2016, the Company had 21 interest rate cap derivatives, with a notional amount of $318.7 million, which were not designated as hedges in qualifying hedging relationships.

As of June 30, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	27	$427,226

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017		December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$11,941	$12,413	$867	(1)	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	—	5	—		—
Total		$11,941	$12,418	$867		$—
(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheet.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)*
	2017	2016	(effective portion)	2017	2016	(ineffective portion)*	2017		2016
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate products	(2,543)	(12)	Interest expense	(448)	(6)	Interest expense	85		—
For the six months ended June 30,
Interest rate products	(1,921)	(44)	Interest expense	(783)	(12)	Interest expense	(25)	(1)	—
*	Includes amounts excluded from effectiveness testing.
(1)	Includes approximately $90,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable of occurring.

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivative
	recognized in income	2017	2016
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate products	Interest expense	(1)	(2)
For the six months ended June 30,
Interest rate products	Interest expense	(5)	(6)

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

7. Stockholders’ Equity

Common Stock

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NHF of all but one of the multifamily properties owned by NHF through its subsidiary NREO. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. As of June 30, 2017, the Company had 21,293,825 shares of common stock, $0.01 par value per share, issued and 21,043,669 shares of common stock outstanding (see “Treasury Stock” below).

Treasury Stock

During the six months ended June 30, 2017, the Company did not repurchase any shares of its common stock. Since the authorization of, and in accordance with, the Company’s share repurchase program (as described below), the Company has purchased 250,156 shares of its common stock, $0.01 par value per share, at a total cost of approximately $4,587,000. The cost of these shares is included in common stock held in treasury at cost on the consolidated balance sheet as of June 30, 2017. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period.

Noncontrolling Interests

On June 30, 2017, in connection with the BH Buyout, the Company purchased 100% of the outstanding noncontrolling interests in its joint ventures for approximately $51.7 million. On June 30, 2017, prior to the BH Buyout, the carrying value of such noncontrolling interests was approximately $20.5 million. On June 30, 2017, the Company eliminated the carrying value of such noncontrolling interests on its consolidated balance sheet. The remaining $31.2 million of the Purchase Amount resulted in a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

Share Repurchase Program

On June 15, 2016, the Board authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share. This authorization expires on June 15, 2018. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the six months ended June 30, 2017, the Company did not purchase any shares of its common stock. As of June 30, 2017, the Company has purchased 250,156 shares of its common stock, $0.01 par value per share, at a total cost of approximately $4,587,000, or $18.34 per share.

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

For the three and six months ended June 30, 2017, the Company recognized approximately $1.0 million and $1.6 million, respectively, of equity-based compensation expense related to grants of restricted stock units (see “Restricted Stock Units” below), which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income. The Company did not recognize any equity-based compensation expense for the three and six months ended June 30, 2016.

Restricted Stock Units. Restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period for officers and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. As of June 30, 2017, the Company has recognized a liability of approximately $0.3 million related to dividends earned on restricted stock units that are payable in cash upon vesting. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2017:

	2017
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	209,797		$19.20
Granted	219,802		22.57
Vested	—		—
Forfeited	—		—
Outstanding June 30,	429,599	(1)	$20.92

(1)

110,258 restricted stock units vest in August 2017, 49,770 restricted stock units vest in August 2018 and 49,769 restricted stock units vest in August 2019. 80,745 restricted stock units vest in March 2018 and 69,528 restricted stock units vest in each of March 2019 and March 2020.

8. Related Party Transactions

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of the entities that were noncontrolling interest members of the Company’s joint ventures prior to the BH Buyout on June 30, 2017. BH is an affiliate of BH Equity, who became a noncontrolling interest member and limited partner of the OP upon execution of the Amendment (see Note 10). BH and its affiliates do not have common ownership in any joint venture with the Company’s Adviser; there is also no common ownership between BH and its affiliates and the Company’s Adviser. The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2017 and 2016 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Fees incurred
Property management fees	(1)	$1,057	$1,013	$2,170	$2,018
Construction supervision fees	(2)	254	172	438	377
Acquisition fees	(3)	414	—	505	—

Reimbursements
Payroll and benefits	(4)	3,677	3,881	7,724	8,072
Other reimbursements	(5)	543	705	1,025	1,005

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees incurred are capitalized to operating real estate assets on the consolidated balance sheet.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income.
(5)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive income.

Asset Management Fee

In accordance with the operating agreement of each entity that owns the real estate properties, the Company earned an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee was equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the three months ended June 30, 2017 and 2016, the properties incurred asset management fees to the Company of approximately $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, the properties incurred asset management fees to the Company of approximately $0.4 million and $0.3 million, respectively. Since the fees were paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because the Company’s previous joint venture partners owned a portion of each entity, with the exception of Old Farm, Stone Creek at Old Farm and Hollister Place, prior to the Company’s purchase of 100% of their joint venture interests, they absorbed their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive income in the net income attributable to noncontrolling interests.

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

The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined below) are subject to an annual cap of approximately $5.4 million (the “Contributed Assets Cap”) (see “Expense Cap” below).

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, will be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and six months ended June 30, 2017 and 2016, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-Off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to the Spin-Off. Advisory and administrative fees on New Assets are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

For the three months ended June 30, 2017 and 2016, the Company incurred advisory and administrative fees of $1.8 million and $1.6 million, respectively. The amount paid for the three months ended June 30, 2017 and 2016 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $0.5 million and $0.3 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). For the six months ended June 30, 2017 and 2016, the Company incurred advisory and administrative fees of $3.7 million and $3.2 million, respectively. The amount paid for the six months ended June 30, 2017 and 2016 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $1.0 million and $0.6 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). These fees are reflected on the consolidated statements of operations and comprehensive income in advisory and administrative fees.

The increase in advisory and administrative fees on New Assets between both the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which the Adviser has elected to receive fees on, and the timing of the acquisitions (the Company acquired one property in July 2016 and one property in October 2016 that the Adviser elected to receive advisory and administrative fees on). For the three and six months ended June 30, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017 and the property acquired in June 2017, which are considered to be permanently waived for the periods, as the properties were initially financed solely with debt; however, it is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the six months ended June 30, 2017 and 2016, the Company paid approximately $1.1 million and $0.6 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to dispositions and refinancing transactions. These amounts are either capitalized as deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2017, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations and comprehensive income of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company or its properties or subsidiaries.

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

10. Subsequent Events

Sale of Multifamily Property

The Company sold the following property subsequent to June 30, 2017 (thousands) (unaudited):

Property Name (1)		Location	Date of Sale	Sales Price	Debt Outstanding (2)	Net Cash Proceeds (3)		Real Estate Carrying Value, net (2)
Regatta Bay	(4)	Seabrook, Texas	July 14, 2017	$28,200	$14,000	$27,860	(5)	$17,242

(1)	Property was classified as held for sale as of June 30, 2017.
(2)	As of June 30, 2017.
(3)	Represents sales price, net of closing costs.
(4)	The Company completed the reverse 1031 Exchange of Hollister Place with the sale of Regatta Bay. Legal title to Hollister Place was transferred to the Company on July 14, 2017.
(5)	The Company used proceeds from the sale to pay down $11.3 million of the $65.9 million outstanding on its 2017 Bridge Facility.

Dividends Declared

On July 31, 2017, the Company’s board of directors declared a quarterly dividend of $0.22 per share, payable on September 29, 2017 to stockholders of record on September 15, 2017.

Issuance of OP Units

On August 1, 2017, the Company issued $2.0 million of OP Units, or 73,233 OP Units, to BH Equity in connection with the BH Buyout.

Amendment to the Partnership Agreement of the OP

On August 1, 2017, the Company and the OP amended the partnership agreement of the OP in connection with the issuance of OP units to BH Equity. Pursuant to the Amendment, limited partners holding OP units will have the right to cause the OP to redeem their units for cash or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to adjustment, as provided in the Amendment, provided that the units have been outstanding for at least one year. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be "integrated" with any other distribution of the Company’s common stock for purposes of complying with the Securities Act of 1933, as amended.

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

Overview

As of June 30, 2017, our portfolio consisted of 37 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 12,735 units of apartment space that was approximately 92.8% leased with a weighted average monthly effective rent per occupied apartment unit of $922. With the exception of two properties (the “Parked Assets”) held by an Exchange Accommodation Titleholder (“EAT”) to complete reverse like-kind exchanges (“1031 Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) (see Notes 2 and 4 to our consolidated financial statements), we own our properties (the “Portfolio”) through our operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), which wholly owns each of the properties.

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”) through an agreement dated March 16, 2015, as amended on June 15, 2016 (the “Advisory Agreement”), by and among the OP, the Adviser and us. The Advisory Agreement was renewed on March 13, 2017 for an additional one-year term set to expire on March 16, 2018. The Adviser is wholly owned by NexPoint Advisors, L.P. and is an affiliate of Highland Capital Management, L.P (the “Sponsor” or “Highland”).

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

On June 30, 2017, we and our OP entered into a contribution agreement (the “Contribution Agreement”) with BH Equities, LLC and its affiliates (collectively, “BH Equity”), whereby we purchased 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout”), for total consideration of approximately $51.7 million (the “Purchase Amount”). The Purchase Amount consists of approximately $49.7 million in cash that was paid on June 30, 2017 and $2.0 million in common units of the OP (“OP Units”) that were issued on August 1, 2017. We financed the cash portion of the Purchase Amount with $21.4 million of proceeds from a bridge facility, $16.3 million of proceeds from refinancing 22 properties, $11.0 million of proceeds from a credit facility and $1.0 million of cash on hand. See Notes 2, 5, 7 and 10 to our consolidated financial statements for additional information on these transactions.

On August 1, 2017, we and our OP amended the partnership agreement of the OP and issued $2.0 million of OP Units, or 73,233 OP Units, to BH Equity in connection with the BH Buyout. The number of OP units issued was calculated by dividing $2.0 million by the midpoint of the range of our net asset value as publicly disclosed in connection with the release of our second quarter of 2017 earnings results. Pursuant to the Amendment, limited partners holding OP units will have the right to cause the OP to redeem their units for cash or, at our election, shares of our common stock on a one-for-one basis, subject to adjustment, as provided in the Amendment, provided that the units have been outstanding for at least one year. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of our common stock to the redeeming limited partner would (1) be prohibited, as determined in our sole discretion, under our charter or (2) cause the acquisition of common stock by such redeeming limited partner to be "integrated" with any other distribution of our common stock for purposes of complying with the Securities Act of 1933, as amended. See Note 10 to our consolidated financial statements for additional information.

On June 30, 2017, we entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of our properties, effectively replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”), which retired the $300 Million Credit Facility. The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. The Federal Home Loan Mortgage Corporation (“Freddie Mac”), who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). The additional proceeds from the Freddie Refinance were used to fund a portion of the BH Buyout. The Freddie Refinance effectively lowered the borrowing spread on $468.4 million of our floating rate debt by approximately 57 basis points, or $2.7 million on an annualized basis. For more information regarding these transactions, see Note 5 to our consolidated financial statements.

During the three months ended June 30, 2017, we, through our OP, entered into two interest rate swap transactions with a combined notional amount of $150.0 million. As of June 30, 2017, we have entered into seven interest rate swap transactions with a combined notional amount of $650.0 million at a weighted average fixed rate of 1.3388%, effectively fixing the interest rate on approximately 78% of our $833.7 million of total floating rate debt outstanding as of June 30, 2017. As of June 30, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.34% (see Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below, and Notes 5 and 6 to our consolidated financial statements).

On July 14, 2017, we sold Regatta Bay, which completed the reverse 1031 Exchange of Hollister Place. Title to Hollister Place transferred to us upon completion of the 1031 Exchange. See Note 10 to our consolidated financial statements for additional information on this sale.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2017 and 2016.

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

Property management fees. Property management fees include fees paid to BH Management Services, LLC (“BH”), our property manager, or other third party management companies for managing each property (see Note 8 to our consolidated financial statements).

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

Other Income and Expense

Interest expense. Interest expense primarily includes the cost of interest expense on debt, the amortization of deferred financing costs and the related impact of interest rate derivatives used to manage our interest rate risk.

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs includes prepayment penalties and the write-off of unamortized deferred financing costs related to the early retirement of debt and costs incurred in a debt modification that are not capitalized as deferred financing costs.

Gain on sales of real estate. Gain on sales of real estate includes the gain recognized upon sales of properties. Gain on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the properties.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

The three months ended June 30, 2017 as compared to the three months ended June 30, 2016

The following table sets forth a summary of our operating results for the three months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,
	2017	2016	$ Change
Total revenues	$35,234	$33,657	$1,577
Total expenses	(33,334)	(26,964)	(6,370)
Operating income	1,900	6,693	(4,793)
Interest expense	(7,063)	(5,633)	(1,430)
Loss on extinguishment of debt and modification costs	(4,803)	(834)	(3,969)
Gain on sales of real estate	19,896	16,370	3,526
Net income	9,930	16,596	(6,666)
Net income attributable to noncontrolling interests	2,524	2,006	518
Net income attributable to common stockholders	$7,406	$14,590	$(7,184)

The change in our net income for the three months ended June 30, 2017 as compared to the net income for the three months ended June 30, 2016 primarily relates to increases in depreciation and amortization expense, interest expense and loss on extinguishment of debt and modification costs, and was partially offset by increases in gain on sales of real estate and same store operating results. The change in our net income between the periods was also due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions (we acquired four properties in the second half of 2016, one property in the first quarter of 2017 and one property in the second quarter of 2017; we sold three properties in the second quarter of 2016, four properties in the third quarter of 2016 and four properties in the second quarter of 2017).

Revenues

Rental income. Rental income was $30.5 million for the three months ended June 30, 2017 compared to $29.4 million for the three months ended June 30, 2016, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to an 11.0% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $922 as of June 30, 2017 from $830 as of June 30, 2016, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was partially offset by a decrease in the occupancy rate of the Portfolio of 0.9% to 92.8% as of June 30, 2017 from 93.7% as of June 30, 2016.

Other income. Other income was $4.7 million for the three months ended June 30, 2017 compared to $4.3 million for the three months ended June 30, 2016, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to a $0.4 million, or 15.9%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $9.7 million for the three months ended June 30, 2017 compared to $9.7 million for the three months ended June 30, 2016, which was a decrease of less than $0.1 million. The decrease between the periods was primarily due to a $0.1 million, or 3.6%, decrease in labor costs, partially offset by a $0.1 million, or 4.1%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.1 million for the three months ended June 30, 2017 compared to $4.1 million for the three months ended June 30, 2016, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to a $0.9 million, or 25.8%, increase in property taxes and a $0.1 million, or 17.3%, increase in property liability insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.1 million for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $1.8 million for the three months ended June 30, 2017 compared to $1.6 million for the three months ended June 30, 2016, which was an increase of approximately $0.2 million. The amount incurred during the three months ended June 30, 2017 and 2016 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.3 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which our Adviser has elected to receive fees on, and the timing of the acquisitions (we acquired one property in July 2016 and one property in October 2016 that our Adviser elected to receive advisory and administrative fees on). For the three months ended June 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which are considered to be permanently waived for the period, as the properties were initially financed solely with debt; however, it is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.9 million for the three months ended June 30, 2017 compared to $0.8 million for the three months ended June 30, 2016, which was an increase of approximately $1.1 million. The increase between periods primarily relates to approximately $1.0 million of equity-based compensation expense recognized during the three months ended June 30, 2017 related to the grants of restricted stock units to our directors and officers pursuant to our 2016 LTIP (see Note 7 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses remained flat at $1.6 million for the three months ended June 30, 2017 compared to $1.6 million for the three months ended June 30, 2016.

Depreciation and amortization. Depreciation and amortization costs were $12.2 million for the three months ended June 30, 2017 compared to $8.1 million for the three months ended June 30, 2016, which was an increase of approximately $4.1 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $2.5 million related to five properties for the three months ended June 30, 2017 compared to $0.1 million related to one property for the three months ended June 30, 2016, which was an increase of approximately $2.4 million, as well as the acquisition of six properties subsequent to June 30, 2016. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The increase between the periods was partially offset by a reduction in depreciation expense related to the disposition of eight properties and classification of five additional properties as held for sale subsequent to June 30, 2016.

Other Income and Expense

Interest expense. Interest expense was $7.1 million for the three months ended June 30, 2017 compared to $5.6 million for the three months ended June 30, 2016, which was an increase of approximately $1.5 million. The increase between the periods was primarily due to increases in interest on debt and interest expense costs incurred on our interest rate swap derivatives (see “Liquidity and Capital Resources – Interest Rate Swap Agreements” below), as shown in the table below. The following is a table that details the various costs included in interest expense for the three months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,
	2017	2016	$ Change
Interest on debt	$6,256	$5,250	$1,006
Amortization of deferred financing costs	444	375	69
Interest rate swaps - effective portion	381	—	381
Interest rate swaps - ineffective portion	(85)	—	(85)
Interest rate caps expense	67	8	59
Total	$7,063	$5,633	$1,430

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $4.8 million for the three months ended June 30, 2017 compared to $0.8 million for the three months ended June 30, 2016, which was an increase of approximately $4.0 million. The increase between the periods was primarily due to increases in prepayment penalties of approximately $1.8 million and debt modification expenses of approximately $2.0 million. During the three months ended June 30, 2017 and 2016, we sold four properties and three properties, respectively. The following is a table that details the various costs included in loss on extinguishment of debt and modification costs for the three months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,
	2017	2016	$ Change
Prepayment penalties	$2,199	$353	$1,846
Write-off of deferred financing costs	381	284	97
Debt modification costs	2,223	197	2,026
Total	$4,803	$834	$3,969

Gain on sales of real estate. Gain on sales of real estate was $19.9 million for the three months ended June 30, 2017 compared to $16.4 million for the three months ended June 30, 2016, which was an increase of approximately $3.5 million. During the three months ended June 30, 2017, we sold four properties; during the three months ended June 30, 2016, we sold three properties.

The six months ended June 30, 2017 as compared to the six months ended June 30, 2016

The following table sets forth a summary of our operating results for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change
Total revenues	$72,225	$67,168	$5,057
Total expenses	(66,470)	(54,958)	(11,512)
Operating income	5,755	12,210	(6,455)
Interest expense	(14,222)	(10,859)	(3,363)
Loss on extinguishment of debt and modification costs	(4,803)	(834)	(3,969)
Gain on sales of real estate	19,896	16,370	3,526
Net income	6,626	16,887	(10,261)
Net income attributable to noncontrolling interests	2,836	2,312	524
Net income attributable to common stockholders	$3,790	$14,575	$(10,785)

The change in our net income for the six months ended June 30, 2017 as compared to the net income for the six months ended June 30, 2016 primarily relates to increases in depreciation and amortization expense, interest expense and loss on extinguishment of debt and modification costs, and was partially offset by increases in gain on sales of real estate and same store operating results. The change in our net income between the periods was also due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions (we acquired four properties in the second half of 2016, one property in the first quarter of 2017 and one property in the second quarter of 2017; we sold three properties in the second quarter of 2016, four properties in the third quarter of 2016 and four properties in the second quarter of 2017).

Revenues

Rental income. Rental income was $62.4 million for the six months ended June 30, 2017 compared to $58.8 million for the six months ended June 30, 2016, which was an increase of approximately $3.6 million. The increase between the periods was primarily due to an 11.0% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $922 as of June 30, 2017 from $830 as of June 30, 2016, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was partially offset by a decrease in the occupancy rate of the Portfolio of 0.9% to 92.8% as of June 30, 2017 from 93.7% as of June 30, 2016.

Other income. Other income was $9.8 million for the six months ended June 30, 2017 compared to $8.4 million for the six months ended June 30, 2016, which was an increase of approximately $1.4 million. The increase between the periods was primarily due to a $0.8 million, or 16.9%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $19.5 million for the six months ended June 30, 2017 compared to $19.1 million for the six months ended June 30, 2016, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to a $0.6 million, or 9.7%, increase in repairs and maintenance costs, partially offset by a $0.2 million, or 3.0%, decrease in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $10.1 million for the six months ended June 30, 2017 compared to $8.4 million for the six months ended June 30, 2016, which was an increase of approximately $1.7 million. The increase between the periods was primarily due to a $1.6 million, or 23.2%, increase in property taxes and a $0.1 million, or 6.1%, increase in property liability insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $2.2 million for the six months ended June 30, 2017 compared to $2.0 million for the six months ended June 30, 2016, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $3.7 million for the six months ended June 30, 2017 compared to $3.2 million for the six months ended June 30, 2016, which was an increase of approximately $0.5 million. The amount incurred during the six months ended June 30, 2017 and 2016 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.0 million and $0.6 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which our Adviser has elected to receive fees on, and the timing of the acquisitions (we acquired one property in July 2016 and one property in October 2016 that our Adviser elected to receive advisory and administrative fees on). For the six months ended June 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which are considered to be permanently waived for the period, as the properties were initially financed solely with debt; however, it is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.2 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016, which was an increase of approximately $1.6 million. The increase between periods primarily relates to approximately $1.6 million of equity-based compensation expense recognized during the six months ended June 30, 2017 related to the grants of restricted stock units to our directors and officers pursuant to our 2016 LTIP (see Note 7 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $3.2 million for the six months ended June 30, 2017 compared to $2.9 million for the six months ended June 30, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.2 million, or 18.7%, increase in advertising costs.

Depreciation and amortization. Depreciation and amortization costs were $24.7 million for the six months ended June 30, 2017 compared to $17.7 million for the six months ended June 30, 2016, which was an increase of approximately $7.0 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $5.3 million related to five properties for the six months ended June 30, 2017 compared to $0.7 million related to three properties for the six months ended June 30, 2016, which was an increase of approximately $4.6 million, as well as the acquisition of six properties subsequent to June 30, 2016. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The increase between the periods was partially offset by a reduction in depreciation expense related to the disposition of eight properties and classification of five additional properties as held for sale subsequent to June 30, 2016.

Other Income and Expense

Interest expense. Interest expense was $14.2 million for the six months ended June 30, 2017 compared to $10.9 million for the six months ended June 30, 2016, which was an increase of approximately $3.3 million. The increase between the periods was primarily due to increases in interest on debt and interest expense costs incurred on our interest rate swap derivatives (see “Liquidity and Capital Resources – Interest Rate Swap Agreements” below), as shown in the table below. The following is a table that details the various costs included in interest expense for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change
Interest on debt	$12,434	$10,142	$2,292
Amortization of deferred financing costs	976	699	277
Interest rate swaps - effective portion	676	—	676
Interest rate swaps - ineffective portion	(65)	—	(65)
Interest rate caps expense	201	18	183
Total	$14,222	$10,859	$3,363

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $4.8 million for the six months ended June 30, 2017 compared to $0.8 million for the six months ended June 30, 2016, which was an increase of approximately $4.0 million. The increase between the periods was primarily due to increases in prepayment penalties of approximately $1.8 million and debt modification expenses of approximately $2.0 million. During the six months ended June 30, 2017 and 2016, we sold four properties and three properties, respectively. The following is a table that details the various costs included in loss on extinguishment of debt and modification costs for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change
Prepayment penalties	$2,199	$353	$1,846
Write-off of deferred financing costs	381	284	97
Debt modification costs	2,223	197	2,026
Total	$4,803	$834	$3,969

Gain on sales of real estate. Gain on sales of real estate was $19.9 million for the six months ended June 30, 2017 compared to $16.4 million for the six months ended June 30, 2016, which was an increase of approximately $3.5 million. During the six months ended June 30, 2017, we sold four properties; during the six months ended June 30, 2016, we sold three properties.

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

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Entity level general and administrative expenses incurred that relate to the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, loss on extinguishment of debt and modification costs, acquisition costs, certain fees to affiliates such as advisory and administrative fees, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as determined under GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

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

Net Operating Income for the Three Months Ended June 30, 2017 and 2016

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2017 and 2016 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues
Same Store
Rental income	$25,136	$23,744	$1,392	5.9%
Other income	3,852	3,448	404	11.7%
Same Store revenues	28,988	27,192	1,796	6.6%
Non-Same Store
Rental income	5,372	5,660	(288)	-5.1%
Other income	874	805	69	8.6%
Non-Same Store revenues	6,246	6,465	(219)	-3.4%
Total revenues	35,234	33,657	1,577	4.7%

Operating expenses
Same Store
Property operating expenses	7,880	7,544	336	4.5%
Real estate taxes and insurance	3,801	3,256	545	16.7%
Property management fees (1)	870	816	54	6.6%
Property general and administrative expenses (2)	1,112	1,140	(28)	-2.5%
Same Store operating expenses	13,663	12,756	907	7.1%
Non-Same Store
Property operating expenses	1,785	2,147	(362)	-16.9%
Real estate taxes and insurance	1,292	834	458	54.9%
Property management fees (1)	187	197	(10)	-5.1%
Property general and administrative expenses (3)	218	342	(124)	-36.3%
Non-Same Store operating expenses	3,482	3,520	(38)	-1.1%
Total operating expenses	17,145	16,276	869	5.3%

NOI
Same Store	15,325	14,436	889	6.2%
Non-Same Store	2,764	2,945	(181)	-6.1%
Total NOI	$18,089	$17,381	$708	4.1%
(1)	Fees incurred to an unaffiliated third party that is an affiliate of the former noncontrolling interest members of the Company’s joint ventures.
(2)

For the three months ended June 30, 2017 and 2016, excludes approximately $188,000 and $110,000, respectively, of expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

(3)

For the three months ended June 30, 2017 and 2016, excludes approximately $58,000 and $20,000, respectively, of expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2017 and 2016.”

Same Store Results of Operations for the Three Months Ended June 30, 2017 and 2016

There are 31 properties encompassing 10,211 units of apartment space in our same store pool for the three months ended June 30, 2017 (our “Same Store” properties). As of June 30, 2017, our Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $884. For our Same Store properties, we recorded the following operating results for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

Revenues

Rental income. Rental income was $25.1 million for the three months ended June 30, 2017 compared to $23.7 million for the three months ended June 30, 2016, which was an increase of approximately $1.4 million, or 5.9%. The majority of the increase is primarily related to a 5.2% increase in the weighted average monthly effective rent per occupied apartment unit to $884 as of June 30, 2017 from $840 as of June 30, 2016, partially offset by a 0.4% decrease in occupancy.

Other income. Other income was $3.9 million for the three months ended June 30, 2017 compared to $3.4 million for the three months ended June 30, 2016, which was an increase of approximately $0.5 million, or 11.7%. The majority of the increase is related to a $0.3 million, or 13.6%, increase in utility reimbursements and a $0.1 million, or 8.3%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $7.9 million for the three months ended June 30, 2017 compared to $7.5 million for the three months ended June 30, 2016, which was an increase of approximately $0.4 million, or 4.5%. The majority of the increase is related to a $0.3 million, or 12.1%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $3.8 million for the three months ended June 30, 2017 compared to $3.3 million for the three months ended June 30, 2016, which was an increase of approximately $0.5 million, or 16.7%. The majority of the increase is related to a $0.5 million, or 17.5%, increase in property taxes and a $0.1 million, or 12.3%, increase in property liability insurance.

Property management fees. Property management fees were $0.9 million for the three months ended June 30, 2017 compared to $0.8 million for the three months ended June 30, 2016, which was an increase of approximately $0.1 million, or 6.6%. The majority of the increase is related to a $1.4 million, or 5.9%, increase in rental income, and a $0.5 million, or 11.7%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses remained flat at $1.1 million for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016.

Net Operating Income for the Six Months Ended June 30, 2017 and 2016

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2017 and 2016 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues
Same Store
Rental income	$49,712	$46,941	$2,771	5.9%
Other income	7,763	6,752	1,011	15.0%
Same Store revenues	57,475	53,693	3,782	7.0%
Non-Same Store
Rental income	12,704	11,833	871	7.4%
Other income	2,046	1,642	404	24.6%
Non-Same Store revenues	14,750	13,475	1,275	9.5%
Total revenues	72,225	67,168	5,057	7.5%

Operating expenses
Same Store
Property operating expenses	15,596	14,759	837	5.7%
Real estate taxes and insurance	7,260	6,598	662	10.0%
Property management fees (1)	1,727	1,614	113	7.0%
Property general and administrative expenses (2)	2,164	2,046	118	5.8%
Same Store operating expenses	26,747	25,017	1,730	6.9%
Non-Same Store
Property operating expenses	3,940	4,314	(374)	-8.7%
Real estate taxes and insurance	2,798	1,755	1,043	59.4%
Property management fees (1)	443	404	39	9.7%
Property general and administrative expenses (3)	521	619	(98)	-15.8%
Non-Same Store operating expenses	7,702	7,092	610	8.6%
Total operating expenses	34,449	32,109	2,340	7.3%

NOI
Same Store	30,728	28,676	2,052	7.2%
Non-Same Store	7,048	6,383	665	10.4%
Total NOI	$37,776	$35,059	$2,717	7.7%
(1)	Fees incurred to an unaffiliated third party that is an affiliate of the former noncontrolling interest members of the Company’s joint ventures.
(2)

For the six months ended June 30, 2017 and 2016, excludes approximately $352,000 and $240,000, respectively, of expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

(3)

For the six months ended June 30, 2017 and 2016, excludes approximately $125,000 and $41,000, respectively, of expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2017 and 2016.”

Same Store Results of Operations for the Six Months Ended June 30, 2017 and 2016

There are 31 properties encompassing 10,211 units of apartment space in our same store pool for the six months ended June 30, 2017 (our “Same Store” properties). As of June 30, 2017, our Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $884. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

Revenues

Rental income. Rental income was $49.7 million for the six months ended June 30, 2017 compared to $46.9 million for the six months ended June 30, 2016, which was an increase of approximately $2.8 million, or 5.9%. The majority of the increase is primarily related to a 5.2% increase in the weighted average monthly effective rent per occupied apartment unit to $884 as of June 30, 2017 from $840 as of June 30, 2016, partially offset by a 0.4% decrease in occupancy.

Other income. Other income was $7.8 million for the six months ended June 30, 2017 compared to $6.8 million for the six months ended June 30, 2016, which was an increase of approximately $1.0 million, or 15.0%. The majority of the increase is related to a $0.5 million, or 13.7%, increase in utility reimbursements and a $0.2 million, or 10.9%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $15.6 million for the six months ended June 30, 2017 compared to $14.8 million for the six months ended June 30, 2016, which was an increase of approximately $0.8 million, or 5.7%. The majority of the increase is related to a $0.7 million, or 16.7%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.3 million for the six months ended June 30, 2017 compared to $6.6 million for the six months ended June 30, 2016, which was an increase of approximately $0.7 million, or 10.0%. The majority of the increase is related to a $0.7 million, or 12.0%, increase in property taxes.

Property management fees. Property management fees were $1.7 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016, which was an increase of approximately $0.1 million, or 7.0%. The majority of the increase is related to a $2.8 million, or 5.9%, increase in rental income, and a $1.0 million, or 15.0%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.2 million for the six months ended June 30, 2017 compared to $2.0 million for the six months ended June 30, 2016, which was an increase of approximately $0.2 million, or 5.8%, that primarily related to a $0.1 million, or 19.9%, increase in advertising costs.

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2017 and 2016

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and Same Store NOI for the three and six months ended June 30, 2017 and 2016 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Net income		$9,930	$16,596	$6,626	$16,887
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		1,849	1,630	3,674	3,246
Corporate general and administrative expenses		1,886	844	3,219	1,626
Property general and administrative expenses	(1)	246	130	477	281
Depreciation and amortization		12,208	8,084	24,651	17,696
Interest expense		7,063	5,633	14,222	10,859
Loss on extinguishment of debt and modification costs		4,803	834	4,803	834
Gain on sales of real estate		(19,896)	(16,370)	(19,896)	(16,370)
NOI		$18,089	$17,381	$37,776	$35,059
Less Non-Same Store
Revenues		(6,246)	(6,465)	(14,750)	(13,475)
Operating expenses		3,482	3,520	7,702	7,092
Same Store NOI		$15,325	$14,436	$30,728	$28,676
(1)

Adjustment to net income to exclude certain property general and administrative expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as acquisition expenses, losses on extinguishment of debt and modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred loan costs related to the early retirement of debt and costs incurred in connection with a debt modification that are expensed), the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges, and the noncontrolling interests related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,930	$16,596	$6,626	$16,887
Depreciation and amortization	12,208	8,084	24,651	17,696
Gain on sales of real estate	(19,896)	(16,370)	(19,896)	(16,370)
Adjustment for noncontrolling interests	(526)	(1,120)	(1,649)	(2,380)
FFO attributable to common stockholders	1,716	7,190	9,732	15,833

FFO per share - basic	$0.08	$0.34	$0.46	$0.74
FFO per share - diluted	$0.08	$0.34	$0.46	$0.74

Loss on extinguishment of debt and modification costs	4,803	834	4,803	834
Change in fair value on derivative instruments - ineffective portion	(85)	—	(65)	—
Amortization of deferred financing costs - acquisition term notes	32	—	126	—
Adjustment for noncontrolling interests	(424)	(83)	(426)	(83)
Core FFO attributable to common stockholders	6,042	7,941	14,170	16,584

Core FFO per share - basic	$0.29	$0.37	$0.67	$0.78
Core FFO per share - diluted	$0.28	$0.37	$0.66	$0.78

Amortization of deferred financing costs - long term debt	412	375	850	699
Equity-based compensation expense	984	—	1,592	—
Adjustment for noncontrolling interests	(36)	(31)	(69)	(56)
AFFO attributable to common stockholders	7,402	8,285	16,543	17,227

AFFO per share - basic	$0.35	$0.39	$0.79	$0.81
AFFO per share - diluted	$0.34	$0.39	$0.77	$0.81

Weighted average common shares outstanding - basic	21,044	21,294	21,044	21,294
Weighted average common shares outstanding - diluted	21,473	21,294	21,383	21,294

Dividends declared per common share	$0.220	$0.206	$0.440	$0.412

FFO Coverage - diluted	0.36x	1.64x	1.03x	1.8x
Core FFO Coverage - diluted	1.28x	1.81x	1.51x	1.89x
AFFO Coverage - diluted	1.57x	1.89x	1.76x	1.96x

The three months ended June 30, 2017 as compared to the three months ended June 30, 2016

FFO was $1.7 million for the three months ended June 30, 2017 compared to $7.2 million for the three months ended June 30, 2016, which was a decrease of approximately $5.5 million. The change in our FFO between periods primarily relates to increases in total property operating expenses of approximately $1.0 million, loss on extinguishment of debt and modification costs of approximately $4.0 million and corporate general and administrative expenses of approximately $1.0 million, and was partially offset by an increase in total revenues of approximately $1.6 million and adjustments for amounts attributable to noncontrolling interests. The increase in loss on extinguishment of debt and modification costs primarily relates to $2.2 million of debt modification costs incurred, which were expensed, and $1.7 million of prepayment penalties incurred in connection with the Freddie Refinance. The increase in corporate general and administrative expenses primarily relates to $1.0 million of equity-based compensation expense we recognized during the period in 2017.

Core FFO was $6.0 million for the three months ended June 30, 2017 compared to $7.9 million for the three months ended June 30, 2016, which was a decrease of approximately $1.9 million. The change in our Core FFO between periods primarily relates to a decrease in FFO, partially offset by a $4.0 million increase in loss on extinguishment of debt and modification costs.

AFFO was $7.4 million for the three months ended June 30, 2017 compared to $8.3 million for the three months ended June 30, 2016, which was a decrease of approximately $0.9 million. The change in our AFFO between periods primarily relates to a decrease in Core FFO, partially offset by a $1.0 million increase in equity-based compensation expense.

The six months ended June 30, 2017 as compared to the six months ended June 30, 2016

FFO was $9.7 million for the six months ended June 30, 2017 compared to $15.8 million for the six months ended June 30, 2016, which was a decrease of approximately $5.1 million. The change in our FFO between periods primarily relates to increases in total property operating expenses of approximately $2.5 million, loss on extinguishment of debt and modification costs of approximately $4.0 million and corporate general and administrative expenses of approximately $1.6 million, and was partially offset by an increase in total revenues of approximately $5.1 million and adjustments for amounts attributable to noncontrolling interests. The increase in loss on extinguishment of debt and modification costs primarily relates to $2.2 million of debt modification costs incurred, which were expensed, and $1.7 million of prepayment penalties incurred in connection with the Freddie Refinance. The increase in corporate general and administrative expenses primarily relates to $1.6 million of equity-based compensation expense we recognized during the period in 2017.

Core FFO was $14.2 million for the six months ended June 30, 2017 compared to $16.6 million for the six months ended June 30, 2016, which was a decrease of approximately $2.4 million. The change in our Core FFO between periods primarily relates to a decrease in FFO, partially offset by a $4.0 million increase in loss on extinguishment of debt and modification costs.

AFFO was $16.5 million for the six months ended June 30, 2017 compared to $17.2 million for the six months ended June 30, 2016, which was a decrease of approximately $0.7 million. The change in our AFFO between periods primarily relates to a decrease in Core FFO, partially offset by a $1.6 million increase in equity-based compensation expense.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our multifamily properties, including:

•	the repayment of the 2017 Bridge Facility if we are unable to extend or refinance the bridge facility;
•	capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);
•	recurring maintenance necessary to maintain our multifamily properties;
•	distributions necessary to qualify for taxation as a REIT;
•	advisory fees payable to our Adviser;
•	administrative fees payable to our Adviser;
•	general and administrative expenses;
•	reimbursements to our Adviser; and
•	property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. We intend on paying the entire principal balance of the 2017 Bridge Facility with proceeds from the sales of properties classified as held for sale as of June 30, 2017 or cash on hand. As of June 30, 2017, we had reserved approximately $8.8 million for our planned capital expenditures to implement our value-add program.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2017.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$14,227	$16,474
Net cash provided by (used in) investing activities	(67,457)	50,955
Net cash provided by (used in) financing activities	53,670	(67,774)
Net increase (decrease) in cash and restricted cash	440	(345)
Cash and restricted cash, beginning of period	55,261	63,095
Cash and restricted cash, end of period	$55,701	$62,750

Cash flows from operating activities. During the six months ended June 30, 2017, net cash provided by operating activities was $14.2 million compared to net cash provided by operating activities of $16.5 million for the six months ended June 30, 2016. The change in cash flows from operating activities was mainly due to changes in operating assets and liabilities and increases in prepayment penalties and debt modification expenses paid and net cash paid for derivative settlements, partially offset by an increase in NOI.

Cash flows from investing activities. During the six months ended June 30, 2017, net cash used in investing activities was $67.5 million compared to net cash provided by investing activities of $51.0 million for the six months ended June 30, 2016. The change in cash flows from investing activities was mainly due to the acquisition of two properties for a combined purchase price of approximately $138.0 million during the period in 2017, compared to no acquisitions during the period in 2016. The change in cash flows from investing activities was partially offset by an increase in net proceeds from sales of real estate; we sold four properties for net proceeds of approximately $82.7 million during the period in 2017, compared to selling three properties for net proceeds of approximately $63.2 million during the period in 2016.

Cash flows from financing activities. During the six months ended June 30, 2017, net cash provided by financing activities was $53.7 million compared to net cash used in financing activities of $67.8 million for the six months ended June 30, 2016. The change in cash flows from financing activities was mainly due to a net increase in debt proceeds of approximately $174.3 million, partially offset by the $51.7 million purchase of joint venture interests from noncontrolling interest holders during the period in 2017. The proceeds from the net increase in debt proceeds during the period in 2017 were primarily used to acquire two properties for a combined purchase price of approximately $138.0 million and fund a portion of the BH Buyout.

Debt

Mortgage Indebtedness

As of June 30, 2017, our subsidiaries had aggregate outstanding mortgage indebtedness to third parties of approximately $797.7 million at a weighted average interest rate of 3.04% and an adjusted weighted average interest rate of 3.06%. For purposes of calculating the adjusted weighted average interest rate of our outstanding mortgage indebtedness, we have included the weighted average fixed rate of 1.2582% on our combined $550.0 million notional amount of interest rate swap agreements that were effective as of June 30, 2017, which effectively fix the interest rate on $550.0 million of our floating rate mortgage indebtedness. For additional information regarding our mortgage indebtedness and interest rate swap agreements, see Notes 5 and 6 to our consolidated financial statements.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our outstanding floating rate mortgage indebtedness. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2017, interest rate swap agreements effectively covered $550.0 million of our $737.9 million of total outstanding floating rate mortgage indebtedness.

The interest rate cap agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2017, interest rate cap agreements covered $427.2 million of our $737.9 million of total outstanding floating rate mortgage indebtedness. These interest rate cap agreements effectively cap one-month LIBOR on $427.2 million of our floating rate mortgage indebtedness at a weighted average rate of 4.11%.

On June 30, 2017, we entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of our properties, effectively replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”), which retired the $300 Million Credit Facility. The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. The Federal Home Loan Mortgage Corporation (“Freddie Mac”), who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, we accounted for the refinancing as a modification of a debt instrument. As such, the existing $4.9 million of net deferred financing costs related to the prior mortgage debt and credit facility debt is included with the approximately $4.5 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of June 30, 2017 and are amortized over the terms of the new mortgage debt. Additionally, we incurred approximately $2.2 million of debt modification costs in connection with the Freddie Refinance that were not capitalized as deferred financing costs. Such costs are recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income. We used approximately $16.3 million of proceeds from the Freddie Refinance to fund a portion of the BH Buyout.

The following nine properties had existing mortgage debt that was refinanced: The Summit at Sabal Park, Courtney Cove, The Preserve at Terrell Mill, The Ashlar, Heatherstone, Versailles, Seasons 704 Apartments, Madera Point and The Pointe at the Foothills. The following twelve properties, which were refinanced as described above, were previously cross-collateralized as security for the $300 Million Credit Facility: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm. The Colonnade, which obtained a first mortgage as described above, was not previously encumbered by mortgage debt or credit facility debt.

For additional information regarding the Freddie Refinance and the BH Buyout, see Notes 2 and 5 to our consolidated financial statements

We intend to invest in additional multifamily properties as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of common stock or other securities or property dispositions. In addition, we may seek financing from U.S. government agencies, including through Freddie Mac, the Federal National Mortgage Association, and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

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

2017 Bridge Facility

On June 30, 2017, we, through our OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. We drew $44.5 million to fund a portion of the purchase price of Rockledge Apartments and $21.4 million to fund a portion of the BH Buyout. The 2017 Bridge Facility is a full-term, interest-only facility with a four-month term. The 2017 Bridge Facility is guaranteed by us. Interest accrues on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. We intend on paying the entire principal balance of the 2017 Bridge Facility with proceeds from the sales of properties classified as held for sale as of June 30, 2017 or cash on hand. For more information on these transactions, see Notes 2, 4 and 5 to our consolidated financial statements.

In July 2017, we used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility, bringing the outstanding principal balance to $54.6 million as of August 1, 2017 (see Note 10 to our consolidated financial statements).

$30 Million Credit Facility

On December 29, 2016, we, through our OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, we drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at our properties. In April 2017, we used cash on hand plus our share of the proceeds, net of distributions to noncontrolling interests, from four properties we sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, we drew $11.0 million to fund a portion of the BH Buyout. The $30 Million Credit Facility is a full-term, interest-only facility with an initial term of 24 months and one 12-month extension option and is guaranteed by our OP. For more information on these transactions, see Notes 2, 4 and 5 to our consolidated financial statements.

As of June 30, 2017, we had $30.0 million outstanding under our $30 Million Credit Facility at an interest rate of 5.22%.

$300 Million Credit Facility

On June 6, 2016, we, through certain of our subsidiaries, entered into a $200.0 million credit facility, which was expanded to $300.0 million (the “$300 Million Credit Facility”) during the fourth quarter of 2016 to acquire three properties. The $300 Million Credit Facility was cross-collateralized by the following 12 properties: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm.

On June 30, 2017, in connection with the Freddie Refinance, we repaid and retired the $300 Million Credit Facility. The refinancing of this existing credit facility debt did not incur prepayment penalties. For more information regarding these transactions, see Note 5 to our consolidated financial statements.

2016 Bridge Facility

On December 29, 2016, we, through our OP, entered into a $30.0 million bridge facility (the “2016 Bridge Facility”) with KeyBank and drew $30.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. In April 2017, we paid down the entire $30.0 million of principal on the 2016 Bridge Facility, which was funded with our share of the proceeds, net of distributions to noncontrolling interests, from properties we sold in April 2017. The 2016 Bridge Facility was retired on April 28, 2017. For more information on these transactions, see Notes 4 and 5 to our consolidated financial statements.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into seven interest rate swap transactions with KeyBank, or the Counterparty, with a combined notional amount of $650.0 million, $550.0 million of which was effective as of June 30, 2017. As of June 30, 2017, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of principal balance with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk. For additional information regarding the interest rate swaps, see Notes 5 and 6 to our consolidated financial statements.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Trade Date	Effective Date	Termination Date	Notional Amount	Fixed Rate		Floating Rate Option (1)
May 13, 2016	July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
June 13, 2016	July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
June 30, 2016	July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
August 12, 2016	September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
March 27, 2017	April 1, 2017	April 1, 2022	100,000	1.9570%		One-month LIBOR
April 3, 2017	May 1, 2017	April 1, 2022	50,000	1.9610%		One-month LIBOR
June 14, 2017	July 1, 2017	July 1, 2022	100,000	1.7820%		One-month LIBOR
			$650,000	1.3388%	(2)
(1)	As of June 30, 2017, one-month LIBOR was 1.2239%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments for the next five calendar years subsequent to June 30, 2017. Interest expense due by period on our floating rate debt is based on one-month and three-month LIBOR as of June 30, 2017. Net interest expense due by period on our interest rate swaps is based on one-month LIBOR as of June 30, 2017.

		Payments Due by Period (in thousands)
		Total	2017	2018	2019	2020	2021	Thereafter
Operating Properties Mortgage Notes
Principal payments		$719,924	$619	$13,352	$2,448	$2,483	$2,531	$698,491
Interest expense	(1)	149,287	11,142	21,875	21,442	21,414	21,266	52,148
Total		$869,211	$11,761	$35,227	$23,890	$23,897	$23,797	$750,639

Held For Sale Properties Mortgage Notes
Principal payments		$77,774	$86	$1,310	$1,342	$15,350	$1,359	$58,327
Interest expense		13,973	1,224	2,404	2,362	2,255	1,851	3,877
Total		$91,747	$1,310	$3,714	$3,704	$17,605	$3,210	$62,204

Credit Facility & Bridge Facility
Principal payments		$95,875	$65,875	$30,000	$—	$—	$—	$—
Interest expense		3,448	1,894	1,554	—	—	—	—
Total		$99,323	$67,769	$31,554	$—	$—	$—	$—

Total contractual obligations and commitments		$1,060,281	$80,840	$70,495	$27,594	$41,502	$27,007	$812,843
(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2017, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Notes.’ We used one-month LIBOR as of June 30, 2017 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of June 30, 2017, we had reserved approximately $8.8 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,400 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2017 and 2016 (in thousands):

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
Rehab Expenditures		2017	2016		2017	2016
Interior	(1)	$2,318	$2,560	(1)	$4,764	$4,697
Exterior and common area		2,497	2,011		3,901	6,332
Total rehab expenditures		$4,815	$4,571		$8,665	$11,029

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended June 30, 2017 and 2016, we completed full and partial interior rehabs on 401 and 550 units, respectively. For the six months ended June 30, 2017 and 2016, we completed full and partial interior rehabs on 831 and 937 units, respectively.

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

We could remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year following the fifth anniversary of becoming a public company, (2) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (4) the date on which we have, during the preceding three year period, issued more than $1.0 billion in non-convertible debt.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2017 and 2016.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2017. Our subsidiaries and we are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2017 of $0.22 per share on May 1, 2017, which was paid on June 30, 2017 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to: (1) basis of accounting, (2) real estate investments, (3) held for sale properties, (4) impairment, (5) loss on extinguishment of debt and modification costs, (6) noncontrolling interests, (7) accounting for joint ventures and (8) fair value measurements.

Our significant accounting policies are disclosed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2017 and 2016. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2017, we had total indebtedness of $893.6 million at a weighted average interest rate of 3.25%, of which $833.7 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 78%, of our $833.7 million of debt with a floating interest rate (see below). As of June 30, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.34%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of June 30, 2017, which effectively fix the interest rate on $650.0 million of our floating rate indebtedness.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2017, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $427.2 million of our floating rate mortgage indebtedness at a weighted average rate of 4.11% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into seven interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $650.0 million. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we have entered into as of June 30, 2017, of the amounts illustrated in the table below for our indebtedness as of June 30, 2017 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$460
0.50%	920
0.75%	1,380
1.00%	1,840

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that expires on June 15, 2018. The following table provides information on our purchases of equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	250,156	$18.34	250,156	$25.4
April 1 – April 30	—	—	—	25.4
May 1 – May 31	—	—	—	25.4
June 1 – June 30	—	—	—	25.4
Balance as of June 30, 2017	250,156	$18.34	250,156	$25.4
Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Issuance of OP Units

On August 1, 2017, the Company issued $2.0 million of OP Units, or 73,233 OP Units, to BH Equity in connection with the BH Buyout.

Amendment to the Partnership Agreement of the OP

On August 1, 2017, the Company and the OP amended the partnership agreement of the OP in connection with the issuance of OP units to BH Equity. Pursuant to the Amendment, limited partners holding OP units will have the right to cause the OP to redeem their units for cash or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis, subject to adjustment, as provided in the Amendment, provided that the units have been outstanding for at least one year. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be "integrated" with any other distribution of the Company’s common stock for purposes of complying with the Securities Act of 1933, as amended.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Confirmation of swap transaction, dated June 14, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017)

10.2*	Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President	August 1, 2017
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer	August 1, 2017
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)