Form 10-Q
period 2017-09-30
NexPoint Residential Trust, Inc.
filed 2017-10-31
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 21,059,269 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2017

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

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$167,245	$165,863
Buildings and improvements	768,499	733,374
Intangible lease assets	3,021	5,140
Construction in progress	1,850	2,828
Furniture, fixtures, and equipment	41,190	36,616
Total Gross Operating Real Estate Investments	981,805	943,821
Accumulated depreciation and amortization	(78,387)	(60,214)
Total Net Operating Real Estate Investments	903,418	883,607
Real estate held for sale, net of accumulated depreciation of $3,397 and $6,099, respectively	32,915	79,430
Total Net Real Estate Investments	936,333	963,037
Cash and cash equivalents	92,695	22,705
Restricted cash	29,417	32,556
Accounts receivable	3,298	3,008
Prepaid and other assets	3,923	1,678
Fair market value of interest rate swaps	11,759	12,413
TOTAL ASSETS	$1,077,425	$1,035,397

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$694,968	$367,453
Mortgages payable held for sale, net	30,327	55,685
Credit facilities, net	29,803	310,492
Bridge facility, net	54,531	29,874
Accounts payable and other accrued liabilities	5,229	5,551
Accrued real estate taxes payable	11,443	6,534
Accrued interest payable	1,820	1,067
Security deposit liability	1,451	1,364
Prepaid rents	1,627	1,275
Total Liabilities	831,199	779,295

Redeemable noncontrolling interests in the Operating Partnership (see Note 10)	2,110	—

Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,095,769 and 21,043,669 shares issued and outstanding, respectively	211	213
Additional paid-in capital	206,613	241,450
Accumulated earnings less dividends	28,960	(14,584)
Accumulated other comprehensive income	8,332	9,052
Common stock held in treasury at cost; 0 and 250,156 shares, respectively	—	(4,587)
Total Stockholders' Equity	244,116	231,544
Noncontrolling interests	—	24,558
Total Equity	244,116	256,102
TOTAL LIABILITIES AND EQUITY	$1,077,425	$1,035,397

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$32,148	$28,632	$94,564	$87,406
Other income	4,949	4,447	14,758	12,841
Total revenues	37,097	33,079	109,322	100,247
Expenses
Property operating expenses	10,075	9,874	29,611	28,947
Acquisition costs	—	386	—	386
Real estate taxes and insurance	4,853	3,973	14,911	12,326
Property management fees (1)	1,110	989	3,280	3,007
Advisory and administrative fees (2)	1,870	1,698	5,544	4,944
Corporate general and administrative expenses	1,623	1,023	4,842	2,649
Property general and administrative expenses	1,594	1,527	4,756	4,473
Depreciation and amortization	11,215	8,667	35,866	26,363
Total expenses	32,340	28,137	98,810	83,095
Operating income	4,757	4,942	10,512	17,152
Interest expense	(8,257)	(4,791)	(22,479)	(15,650)
Loss on extinguishment of debt and modification costs	(914)	(888)	(5,717)	(1,722)
Gain on sales of real estate	58,490	9,562	78,386	25,932
Net income	54,076	8,825	60,702	25,712
Net income attributable to noncontrolling interests	—	1,735	2,836	4,047
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	162	—	162	—
Net income attributable to common stockholders	$53,914	$7,090	$57,704	$21,665
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	214	(1,084)	(835)	(1,128)
Total comprehensive income	54,290	7,741	59,867	24,584
Comprehensive income attributable to noncontrolling interests	—	1,627	2,720	3,935
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	163	—	163	—
Comprehensive income attributable to common stockholders	$54,127	$6,114	$56,984	$20,649

Weighted average common shares outstanding - basic	21,085	21,260	21,057	21,282
Weighted average common shares outstanding - diluted	21,453	21,376	21,407	21,322

Earnings per share - basic	$2.56	$0.33	$2.74	$1.02
Earnings per share - diluted	$2.51	$0.33	$2.70	$1.02

Dividends declared per common share	$0.220	$0.206	$0.660	$0.618

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Notes 10 and 11).
(2)	Fees incurred to the Company’s adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Noncontrolling Interests	Total
Balances, December 31, 2016	—	$—	21,293,825	$213	$241,450	$(14,584)	$9,052	$(4,587)	$24,558	$256,102
Net income attributable to common stockholders					—	57,704	—	—	—	57,704
Net income attributable to noncontrolling interests					—	—	—	—	2,836	2,836
Contributions by noncontrolling interests					—	—	—	—	38	38
Distributions to noncontrolling interests					—	—	—	—	(4,789)	(4,789)
Purchase of noncontrolling interests					(31,313)	—	—	—	(22,527)	(53,840)
Repurchase of common stock					—	—	—	(1,354)	—	(1,354)
Retirement of common stock held in treasury			(308,313)	(3)	(5,938)	—	—	5,941	—	—
Vesting of stock-based compensation			110,257	1	2,414	—	—	—	—	2,415
Common stock dividends declared					—	(14,160)	—	—	—	(14,160)
Other comprehensive loss					—	—	(720)	—	(116)	(836)
Balances, September 30, 2017	—	$—	21,095,769	$211	$206,613	$28,960	$8,332	$—	$—	$244,116

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$60,702	$25,712
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	(78,386)	(25,932)
Depreciation and amortization	35,866	26,363
Amortization/write-off of deferred financing costs	2,551	1,782
Change in fair value on derivative instruments included in interest expense	1,235	331
Net cash paid for derivative settlements	(777)	(430)
Amortization of fair market value adjustment of assumed debt	(155)	(98)
Vesting of stock-based compensation	2,415	296
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(413)	(2,273)
Operating liabilities	4,461	530
Net cash provided by operating activities	27,499	26,281

Cash flows from investing activities
Net proceeds from sales of real estate	224,416	131,786
Prepaid acquisition deposits	(1,500)	(1,425)
Additions to real estate investments	(17,192)	(18,022)
Acquisitions of real estate investments	(138,106)	(6,474)
Net cash provided by investing activities	67,618	105,865

Cash flows from financing activities
Mortgage proceeds received	583,713	—
Mortgage payments	(275,840)	(271,274)
Credit facilities proceeds received	25,000	200,000
Credit facilities payments	(310,000)	—
Bridge facility proceeds received	65,875	—
Bridge facility payments	(41,278)	(29,000)
Deferred financing costs paid	(3,742)	(2,538)
Repurchase of common stock	(1,354)	(1,524)
Dividends paid to common stockholders	(13,996)	(13,154)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(53)	—
Contributions from noncontrolling interests	38	710
Distributions to noncontrolling interests	(4,789)	(8,884)
Purchase of noncontrolling interests	(51,840)	(1,381)
Net cash used in financing activities	(28,266)	(127,045)

Net increase in cash and restricted cash	66,851	5,101
Cash and restricted cash, beginning of period	55,261	63,095
Cash and restricted cash, end of period	$122,112	$68,196

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$19,098	$15,255
Prepayment penalties paid	2,701	827
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	2,000	—
Capitalized construction costs included in accounts payable and other accrued liabilities	1,245	935
Change in fair value on derivative instruments designated as hedges	835	1,128
Liabilities assumed from acquisitions	690	232
Other assets acquired from acquisitions	84	63
Assumed debt on acquisition of real estate investment	—	15,812
Increase in dividends payable on restricted stock units	164	43

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2017, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10).

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

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”) through an agreement dated March 16, 2015, as amended, and renewed on March 13, 2017 for a one-year term set to expire on March 16, 2018 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of Highland Capital Management, L.P. (the “Sponsor” or “Highland”).

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

The Company may also participate with third parties in property ownership through limited liability companies (“LLCs”), funds or other types of co-ownership or acquire real estate or interests in real estate in exchange for the issuance of common stock, OP Units, preferred stock or options to purchase stock. These types of investments may permit the Company to own interests in larger assets without unduly restricting diversification, which provides flexibility in structuring the Company’s portfolio.

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

Basis of Accounting

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2017, and results of operations for the three and nine months ended September 30, 2017 and 2016 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of future financial results. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in its annual report on Form 10-K filed with the SEC on March 15, 2017.

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2017.

Principles of Consolidation

The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity ("VIE"). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (see Note 7), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

Reclassifications

Certain reclassifications have been made to amounts in the prior year consolidated statements of operations and comprehensive income to conform to current year presentations as a result of an accounting policy election to classify certain expenses incurred in connection with the extinguishment or modification of debt separately from interest expense. These expenses are recorded in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. As a result, for the three and nine months ended September 30, 2016, interest expense decreased by approximately $0.9 million and $1.7 million, respectively. See Note 6 for additional information.

Reportable Segment

Substantially all of the Company’s net income (loss) is from investments in real estate properties within the multifamily sector that the Company owns through LLCs. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment and, accordingly, its properties are aggregated into one reportable segment.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has no significant taxes associated with its TRS for the nine months ended September 30, 2017 and 2016.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2017, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2017. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities decreased by $2.2 million in the nine months ended September 30, 2016. Net cash provided by investing activities increased by $10.6 million in the nine months ended September 30, 2016. Beginning-of-period cash and restricted cash total increased by $46.9 million in 2016. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$92,695	$34,086
Restricted cash	29,417	34,110
Total cash and restricted cash	$122,112	$68,196

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a VIE, and (3) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The Company implemented the provisions of ASU 2015-02 as of January 1, 2017 and there was no material impact on its consolidated financial statements. Upon issuing OP Units to an unaffiliated limited partner on August 1, 2017, the OP became a VIE as such limited partner of the OP lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and continues to consolidate, the OP.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. The Company expects to implement the provisions of ASU 2014-09 as of January 1, 2019 and has not yet selected a transition method. The Company is continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, the Company does not expect its adoption to have a material impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company expects to implement the provisions of ASU 2016-02 as of January 1, 2019 in conjunction with the adoption of ASU 2014-09 discussed above. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. Based on a preliminary assessment, the Company expects most of its operating leases will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on its consolidated balance sheets. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

3. Investments in Subsidiaries

The Company has in the past and may in the future invest in joint ventures. The Company consolidates the entities that it controls as well as any VIEs where it is the primary beneficiary. In connection with its indirect equity investments in the properties acquired, the Company, through the OP and the TRS, directly or indirectly holds 100% of the membership interests in single-asset LLCs that directly own the properties. All of the properties the Company has acquired are consolidated in the Company’s financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“1031 Exchanges”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to a new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is until the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT's economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreements, at which time they will be consolidated as wholly owned subsidiaries.

As of September 30, 2017, the Company was invested in 32 properties. The following table represents the Company’s investments as of September 30, 2017 and December 31, 2016:

Property Name		Location	Year Acquired	Effective Ownership Percentage at September 30, 2017		Effective Ownership Percentage at December 31, 2016
The Miramar Apartments		Dallas, Texas	2013	—	(1)	100%
Arbors on Forest Ridge		Bedford, Texas	2014	100%	(2)	90%
Cutter’s Point		Richardson, Texas	2014	100%	(2)	90%
Eagle Crest		Irving, Texas	2014	100%	(2)	90%
Silverbrook		Grand Prairie, Texas	2014	100%	(2)	90%
Timberglen	(3)	Dallas, Texas	2014	100%	(2)	90%
Toscana		Dallas, Texas	2014	—	(1)	90%
The Grove at Alban		Frederick, Maryland	2014	—	(1)	76%	(4)
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%	(2)	90%
Beechwood Terrace		Nashville, Tennessee	2014	100%	(2)	90%
Willow Grove		Nashville, Tennessee	2014	100%	(2)	90%
Woodbridge		Nashville, Tennessee	2014	100%	(2)	90%
Abbington Heights		Antioch, Tennessee	2014	100%	(2)	90%	(4)
The Summit at Sabal Park		Tampa, Florida	2014	100%	(2)	90%	(4)
Courtney Cove		Tampa, Florida	2014	100%	(2)	90%	(4)
Radbourne Lake		Charlotte, North Carolina	2014	100%	(2)	90%	(4)
Timber Creek		Charlotte, North Carolina	2014	100%	(2)	90%	(4)
Belmont at Duck Creek		Garland, Texas	2014	100%	(2)	90%	(4)
The Arbors		Tucker, Georgia	2014	—	(1)	90%	(4)
The Crossings		Marietta, Georgia	2014	—	(1)	90%	(4)
The Crossings at Holcomb Bridge		Roswell, Georgia	2014	—	(1)	90%	(4)
The Knolls		Marietta, Georgia	2014	—	(1)	90%	(4)
Regatta Bay		Seabrook, Texas	2014	—	(1)	90%	(4)
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	(2)	90%	(4)
Southpoint Reserve at Stoney Creek	(3)	Fredericksburg, Virginia	2014	100%	(2)	85%	(4)
Cornerstone		Orlando, Florida	2015	100%	(2)	90%	(4)
Twelve 6 Ten at the Park		Dallas, Texas	2015	—	(1)	90%	(4)
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	(2)	90%	(4)
The Ashlar		Dallas, Texas	2015	100%	(2)	90%	(4)
Heatherstone		Dallas, Texas	2015	100%	(2)	90%	(4)
Versailles		Dallas, Texas	2015	100%	(2)	90%	(4)
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	(2)	90%	(4)
Madera Point		Mesa, Arizona	2015	100%	(2)	95%
The Pointe at the Foothills		Mesa, Arizona	2015	100%	(2)	95%
Venue at 8651		Fort Worth, Texas	2015	100%	(2)	95%
Parc500		West Palm Beach, Florida	2016	100%	(2)	91%
The Colonnade		Phoenix, Arizona	2016	100%	(2)	97%
Old Farm		Houston, Texas	2016	100%	(2)	100%	(5)
Stone Creek at Old Farm		Houston, Texas	2016	100%	(2)	100%	(5)
Hollister Place		Houston, Texas	2017	100%		—	(6)
Rockledge Apartments		Marietta, Georgia	2017	100%		—	(6)
(1)	Properties were sold during the nine months ended September 30, 2017.
(2)	The Company purchased 100% of the ownership interest in the property held by the noncontrolling interest holders on June 30, 2017 (see Note 10).
(3)	Properties were classified as held for sale as of September 30, 2017.
(4)	Properties were considered VIEs at December 31, 2016.

(5)

Properties were Parked Assets and considered VIEs at December 31, 2016. The Company completed the reverse 1031 Exchanges of these properties during the nine months ended September 30, 2017 with the sales of the replacement properties, at which time legal title to the properties transferred to the Company. Upon the transfer of title, the properties were no longer considered Parked Assets or VIEs (see Note 5).

(6)	Properties were acquired in 2017; therefore, no ownership as of December 31, 2016.

4. Real Estate Investments Statistics

As of September 30, 2017, the Company is invested in a total of 32 multifamily properties, as listed below:

Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	Average Effective Monthly Rent Per Unit (1)	% Occupied as of September 30, 2017 (2)	% Occupied as of December 31, 2016 (2)
Arbors on Forest Ridge		155	210	1/31/2014	859	95.2%	92.9%
Cutter’s Point		198	196	1/31/2014	1,052	94.4%	93.9%
Eagle Crest		396	447	1/31/2014	876	95.3%	94.4%
Silverbrook		526	642	1/31/2014	781	95.6%	93.5%
Timberglen	(3)	221	304	1/31/2014	846	95.1%	92.8%
Edgewater at Sandy Springs		727	760	7/18/2014	929	94.5%	94.5%
Beechwood Terrace		272	300	7/21/2014	921	96.0%	95.3%
Willow Grove		229	244	7/21/2014	912	93.4%	96.7%
Woodbridge		247	220	7/21/2014	945	95.5%	87.7%
Abbington Heights		239	274	8/1/2014	879	93.8%	95.3%
The Summit at Sabal Park		205	252	8/20/2014	907	95.2%	90.9%
Courtney Cove		225	324	8/20/2014	817	93.8%	94.4%
Radbourne Lake		247	225	9/30/2014	1,059	93.3%	96.9%
Timber Creek		248	352	9/30/2014	819	95.2%	95.5%
Belmont at Duck Creek		198	240	9/30/2014	990	95.4%	95.0%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,158	93.5%	95.0%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,069	96.8%	92.9%
Cornerstone		318	430	1/15/2015	910	94.9%	95.8%
The Preserve at Terrell Mill		692	752	2/6/2015	850	93.1%	92.0%
The Ashlar		206	264	2/26/2015	819	92.4%	91.3%
Heatherstone		116	152	2/26/2015	838	94.1%	92.8%
Versailles		301	388	2/26/2015	860	95.1%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,056	95.9%	95.0%
Madera Point		193	256	8/5/2015	797	93.8%	93.8%
The Pointe at the Foothills		473	528	8/5/2015	817	92.2%	92.2%
Venue at 8651		289	333	10/30/2015	800	94.3%	90.4%
Parc500		266	217	7/27/2016	1,167	93.5%	93.5%
The Colonnade		256	415	10/11/2016	695	92.0%	88.0%
Old Farm		697	734	12/29/2016	1,177	92.8%	93.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,186	93.7%	93.2%
Hollister Place		246	260	2/1/2017	969	93.5%	—	(4)
Rockledge Apartments		802	708	6/30/2017	1,153	91.9%	—	(4)
		10,078	11,395

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2017 and December 31, 2016, divided by the total number of units, expressed as a percentage.
(3)	Properties were classified as held for sale as of September 30, 2017.
(4)	Properties were acquired in 2017.

5. Real Estate Investments

As of September 30, 2017, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,073	$—	$—	$794	$14,197
Cutter’s Point	3,330	12,995	—	—	946	17,271
Eagle Crest	5,450	22,227	—	—	1,231	28,908
Silverbrook	4,860	25,643	—	—	2,363	32,866
Edgewater at Sandy Springs	14,290	43,959	—	9	4,057	62,315
Beechwood Terrace	1,390	20,662	—	78	1,229	23,359
Willow Grove	3,940	10,739	—	—	882	15,561
Woodbridge	3,651	12,995	—	1	1,029	17,676
Abbington Heights	1,770	16,602	—	112	1,101	19,585
The Summit at Sabal Park	5,770	13,355	—	—	1,107	20,232
Courtney Cove	5,880	12,913	—	—	1,055	19,848
Radbourne Lake	2,440	21,801	—	5	1,255	25,501
Timber Creek	11,260	13,429	—	—	1,086	25,775
Belmont at Duck Creek	1,910	17,157	—	—	1,170	20,237
Sabal Palm at Lake Buena Vista	7,580	41,173	—	—	1,024	49,777
Cornerstone	1,500	30,357	—	—	1,395	33,252
The Preserve at Terrell Mill	10,170	48,609	—	—	3,895	62,674
The Ashlar	4,090	12,631	—	—	1,459	18,180
Heatherstone	2,320	7,862	—	—	909	11,091
Versailles	6,720	19,735	—	6	2,155	28,616
Seasons 704 Apartments	7,480	14,071	—	2	867	22,420
Madera Point	4,920	17,369	—	43	1,130	23,462
The Pointe at the Foothills	4,840	46,402	—	108	1,669	53,019
Venue at 8651	2,350	16,910	—	813	1,744	21,817
Parc500	3,860	19,297	—	589	1,217	24,963
The Colonnade	8,340	36,677	—	55	805	45,877
Old Farm	11,078	69,718	—	29	1,304	82,129
Stone Creek at Old Farm	3,493	19,123	—	—	350	22,966
Hollister Place	2,782	20,719	—	—	593	24,094
Rockledge Apartments	17,451	92,296	3,021	—	1,369	114,137
	167,245	768,499	3,021	1,850	41,190	981,805
Accumulated depreciation and amortization	—	(57,876)	(1,007)	—	(19,504)	(78,387)
Total Operating Properties	$167,245	$710,623	$2,014	$1,850	$21,686	$903,418

Held For Sale Properties
Timberglen	2,510	14,718	—	—	1,049	18,277
Southpoint Reserve at Stoney Creek	6,120	11,252	—	—	663	18,035
	8,630	25,970	—	—	1,712	36,312
Accumulated depreciation and amortization	—	(2,630)	—	—	(767)	(3,397)
Total Held For Sale Properties	$8,630	$23,340	$—	$—	$945	$32,915

Total	$175,875	$733,963	$2,014	$1,850	$22,631	$936,333

As of December 31, 2016, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,014	$—	$3	$717	$14,064
Cutter's Point	3,330	12,871	—	—	810	17,011
Eagle Crest	5,450	21,990	—	—	1,052	28,492
Silverbrook	4,860	25,335	—	—	1,996	32,191
Timberglen	2,510	14,527	—	—	894	17,931
Edgewater at Sandy Springs	14,290	43,709	—	123	3,295	61,417
Beechwood Terrace	1,390	20,561	—	—	940	22,891
Willow Grove	3,940	10,672	—	—	668	15,280
Woodbridge	3,650	12,708	—	215	759	17,332
Abbington Heights	1,770	16,426	—	75	916	19,187
The Summit at Sabal Park	5,770	13,342	—	9	956	20,077
Courtney Cove	5,880	12,886	—	42	910	19,718
Radbourne Lake	2,440	21,445	—	257	1,025	25,167
Timber Creek	11,260	13,252	—	69	864	25,445
Belmont at Duck Creek	1,910	17,034	—	—	941	19,885
The Arbors	1,730	6,587	—	5	413	8,735
The Crossings	3,982	17,662	—	155	1,429	23,228
The Crossings at Holcomb Bridge	5,560	10,925	—	—	1,178	17,663
The Knolls	3,410	17,707	—	8	1,615	22,740
Regatta Bay	1,660	16,155	—	89	891	18,795
Sabal Palm at Lake Buena Vista	7,580	41,147	—	3	874	49,604
Cornerstone	1,500	30,354	—	29	906	32,789
The Preserve at Terrell Mill	10,170	48,163	—	516	2,872	61,721
The Ashlar	4,090	12,348	—	124	1,129	17,691
Heatherstone	2,320	7,521	—	224	749	10,814
Versailles	6,720	20,267	—	286	1,597	28,870
Seasons 704 Apartments	7,480	14,043	—	—	696	22,219
Madera Point	4,920	17,079	—	15	865	22,879
The Pointe at the Foothills	4,840	45,975	—	157	1,289	52,261
Venue at 8651	2,350	16,815	—	311	1,162	20,638
Parc500	3,860	18,700	491	113	504	23,668
The Colonnade	8,340	35,473	723	—	376	44,912
Old Farm	11,078	69,580	3,354	—	1,052	85,064
Stone Creek at Old Farm	3,493	19,101	572	—	276	23,442
	165,863	733,374	5,140	2,828	36,616	943,821
Accumulated depreciation and amortization	—	(46,044)	(650)	—	(13,520)	(60,214)
Total Operating Properties	$165,863	$687,330	$4,490	$2,828	$23,096	$883,607

Held For Sale Properties
The Grove at Alban	3,640	19,033	—	—	1,318	23,991
The Miramar Apartments	1,580	8,870	—	—	711	11,161
Toscana	1,730	7,341	—	3	684	9,758
Southpoint Reserve at Stoney Creek	6,120	11,218	—	31	605	17,974
Twelve 6 Ten at the Park	3,610	18,088	—	21	925	22,644
	16,680	64,550	—	55	4,243	85,528
Accumulated depreciation and amortization	—	(4,896)	—	—	(1,202)	(6,098)
Total Held For Sale Properties	$16,680	$59,654	$—	$55	$3,041	$79,430

Total	$182,543	$746,984	$4,490	$2,883	$26,137	$963,037

Depreciation expense was $10.0 million and $8.5 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $29.5 million and $25.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Amortization expense related to the Company’s intangible lease assets was $1.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to the Company’s intangible lease assets was $6.4 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through September 30, 2017 is expected to be $2.0 million for the remainder of the year ended December 31, 2017. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2017 has been fully amortized and the assets and related accumulated amortization have been written off as of September 30, 2017.

Acquisitions

The following table presents the Company’s acquisitions of real estate during the nine months ended September 30, 2017 (dollars in thousands); the Company acquired one property for approximately $22.4 million during the nine months ended September 30, 2016 (see Notes 3, 4 and 6).

Property Name	Location	Date of Acquisition	Purchase Price	Debt (1)	# Units	Effective Ownership
Hollister Place	Houston, Texas	February 1, 2017	$24,500	$24,500	260	100%
Rockledge Apartments	Marietta, Georgia	June 30, 2017	113,500	113,500	708	100%
			$138,000	$138,000	968

(1)	For additional information regarding the Company’s debt, see Note 6.

Dispositions

The following table presents the Company’s sales of real estate during the nine months ended September 30, 2017 (in thousands). The Company sold seven properties for approximately $134.0 million during the nine months ended September 30, 2016.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)		Gain on Sale of Real Estate
The Miramar Apartments	(2)	Dallas, Texas	April 3, 2017	$16,550	$16,326		$6,368
Toscana	(3)	Dallas, Texas	April 3, 2017	13,250	13,040		4,283
The Grove at Alban		Frederick, Maryland	April 3, 2017	27,500	27,021		4,514
Twelve 6 Ten at the Park	(2)	Dallas, Texas	April 27, 2017	26,600	26,349		4,731
Regatta Bay	(4)	Seabrook, Texas	July 14, 2017	28,200	27,670		10,423
The Arbors, The Crossings, The Crossings at Holcomb Bridge and The Knolls	(5)	Atlanta, Georgia	September 29, 2017	116,000	114,010		48,067
				$228,100	$224,416	(6)	$78,386

(1)	Represents sales price, net of closing costs.
(2)	The Company completed the reverse 1031 Exchange of Old Farm with the sales of The Miramar Apartments and Twelve 6 Ten at the Park.
(3)	The Company completed the reverse 1031 Exchange of Stone Creek at Old Farm with the sale of Toscana.
(4)	The Company completed the reverse 1031 Exchange of Hollister Place with the sale of Regatta Bay.
(5)

Properties were sold as a portfolio. The Company completed the reverse 1031 Exchange of Rockledge Apartments with the sales of The Arbors, The Crossings, The Crossings at Holcomb Bridge and The Knolls (the “NAVA Portfolio”). Approximately $14.1 million of the proceeds from the sale of the NAVA Portfolio was placed with a qualified intermediary for use in a forward 1031 Exchange that was completed on October 25, 2017 (see Note 13).

(6)

During the nine months ended September 30, 2017, the Company used cash on hand plus its share of the proceeds, net of mortgage repayments and distributions to noncontrolling interests, from the sales of these properties to repay the entire $30.0 million outstanding on its 2016 bridge facility, which retired the bridge facility, to pay down $10.0 million on its $30.0 million credit facility and to pay down approximately $11.3 million on its 2017 bridge facility (see Note 6).

Other Activity

In August and September 2017, parts of Texas and Florida were hit by two hurricanes, causing severe property damage in the affected areas. As of September 30, 2017, the Company owned three properties in the Houston area, two properties in the Miami area, two properties in the Tampa Bay area, and two properties in the Orlando area. The Company’s properties in these areas suffered minimal damage, which the Company estimates to be approximately $40,000.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2017 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		2.91%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		2.91%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		2.91%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		2.91%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	52,000		2.91%	7/1/2024
Beechwood Terrace	(3)	Floating	84	20,150		2.91%	7/1/2024
Willow Grove	(3)	Floating	84	14,818		3.01%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		3.01%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		2.85%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		2.85%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		2.85%	7/1/2024
The Ashlar	(3)	Floating	84	14,520		2.85%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		2.85%	7/1/2024
Versailles	(3)	Floating	84	23,880		2.85%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		2.85%	7/1/2024
Madera Point	(3)	Floating	84	15,150		2.85%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		2.85%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		3.01%	7/1/2024
The Colonnade	(3)	Floating	84	28,093		2.91%	7/1/2024
Old Farm	(3)	Floating	84	52,886		2.91%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		2.91%	7/1/2024
Timber Creek	(4)	Floating	120	19,482		3.05%	10/1/2024
Radbourne Lake	(4)	Floating	120	19,213		3.04%	10/1/2024
Sabal Palm at Lake Buena Vista	(4)	Floating	120	37,680		3.04%	12/1/2024
Abbington Heights	(5)	Fixed	120	10,053		3.79%	9/1/2022
Belmont at Duck Creek	(6)	Fixed	84	10,995		4.68%	9/1/2018
Cornerstone	(7)	Fixed	120	22,771		4.24%	3/1/2023
Parc500	(8)	Fixed	120	15,793		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	13,475		3.47%	2/1/2024
Rockledge Apartments	(3)	Floating	84	68,100		2.80%	7/1/2024
				$702,474
Fair market value adjustment				852	(9)
Deferred financing costs, net of accumulated amortization of $592				(8,358)
				$694,968

Held for Sale Properties
Timberglen	(3)	Floating	84	17,226		3.11%	7/1/2024
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,600		3.34%	1/1/2022
				$30,826
Deferred financing costs, net of accumulated amortization of $80				(499)
				$30,327

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of September 30, 2017 was 1.2322%.
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
(7)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from month 13 through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of September 30, 2017, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

On June 30, 2017, the Company entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of its properties, replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”). The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. The Federal Home Loan Mortgage Corporation (“Freddie Mac”), who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the refinancing as a modification of a debt instrument. As such, the existing $4.9 million of net deferred financing costs related to the prior mortgage debt and credit facility debt is included with the approximately $2.9 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of September 30, 2017 and are amortized over the terms of the new mortgage debt. Additionally, the Company incurred approximately $2.0 million of costs in connection with the Freddie Refinance that were not capitalized as deferred financing costs. Such costs are recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income. The Company used approximately $16.3 million of proceeds from the Freddie Refinance to fund a portion of the purchase of joint venture interests in the Portfolio held by noncontrolling interests (the “BH Buyout”) (see Note 10).

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

During the nine months ended September 30, 2017, the Company sold nine properties and repaid the related mortgage loans that encumbered eight of the properties, as detailed in the table below (in thousands):

Property Name		Date of Sale	Type	Outstanding Principal (1)
The Miramar Apartments		April 3, 2017	Floating	$8,400
The Grove at Alban		April 3, 2017	Floating	18,374
Twelve 6 Ten at the Park		April 27, 2017	Floating	15,711
Regatta Bay		July 14, 2017	Floating	14,000
The Arbors, The Crossings, The Crossings at Holcomb Bridge and The Knolls	(2)	September 29, 2017	Floating	50,177
				$106,662
(1)	Represents the outstanding principal balance when the loan was repaid.

(2)	Properties were sold as a portfolio.

The ninth property the Company sold, Toscana, was released from the collateral pool of the $300 Million Credit Facility upon its sale on April 3, 2017. The Company incurred prepayment penalties of approximately $0.9 million in connection with the payoff of these mortgage loans and $0.1 million of fees in connection with the release of Toscana, both of which are included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.04% as of September 30, 2017 and 2.95% as of December 31, 2016. The increase between the periods is primarily related to increases in LIBOR, partially offset by a weighted average reduction of 57 basis points in the borrowing spread related to the Freddie Refinance. As of September 30, 2017, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.14%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3388% on its combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of the Company’s floating rate mortgage indebtedness (see Note 7). The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $293.2 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.20% (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2017, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program. The Company has escrowed approximately $4.2 million to finance smarter, greener property improvements at 20 of its properties, which will be completed by the summer of 2019. The Company plans to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. By participating in this program, the Company was able to lower the interest rate on the properties it refinanced in the Freddie Refinance by 10 basis points.

Credit and Bridge Facilities

The following table contains summary information concerning the Company’s credit and bridge facilities as of September 30, 2017 (dollars in thousands):

	Type	Term (months)	Amortization (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
$30 Million Credit Facility	Floating	24	360	$30,000	5.23%	12/29/2018
Deferred financing costs, net of accumulated amortization of $115				(197)
				$29,803

2017 Bridge Facility	Floating	4	360	$54,597	4.98%	10/31/2017
Deferred financing costs, net of accumulated amortization of $198				(66)
				$54,531

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of September 30, 2017 was 1.2322%.

$30 Million Credit Facility. On December 29, 2016, the Company, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, the Company drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at the Company’s properties. In April 2017, the Company used cash on hand plus its share of the proceeds, net of distributions to noncontrolling interests, from four properties it sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, the Company drew $11.0 million to fund a portion of the BH Buyout. The $30 Million Credit Facility is a full-term, interest-only facility, has one 12-month extension option and is guaranteed by the OP.

2017 Bridge Facility. On June 30, 2017, the Company, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. The Company drew $44.5 million to fund a portion of the purchase price of Rockledge Apartments and $21.4 million to fund a portion of the BH Buyout. In July 2017, the Company used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. The 2017 Bridge Facility is a full-term, interest-only facility with an initial four-month term (see below) and is guaranteed by the Company. Interest accrues on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. In October 2017, the Company used proceeds from the sale of the NAVA Portfolio to pay down approximately $46.0 million on the 2017 Bridge Facility, bringing the outstanding balance to approximately $8.6 million, and also extended the maturity date to March 31, 2018 (see Note 13). The Company intends on paying the outstanding principal balance of the 2017 Bridge Facility with proceeds from the sales of properties classified as held for sale as of September 30, 2017 or cash on hand.

The credit and bridge facilities agreements contain customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of September 30, 2017, the Company believes it is in compliance with all provisions of the agreements.

$300 Million Credit Facility. On June 6, 2016, the Company, through certain of its subsidiaries, entered into a $200.0 million credit facility, which was expanded to $300.0 million (the “$300 Million Credit Facility”) during the fourth quarter of 2016 to acquire three properties. The $300 Million Credit Facility was cross-collateralized by the following 12 properties: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm.

On June 30, 2017, in connection with the Freddie Refinance, the Company repaid and retired the $300 Million Credit Facility. The refinancing of this existing credit facility debt did not incur prepayment penalties.

2016 Bridge Facility. On December 29, 2016, the Company, through the OP, entered into a $30.0 million bridge facility (the “2016 Bridge Facility”) with KeyBank and drew $30.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. In April 2017, the Company paid down the entire $30.0 million of principal on the 2016 Bridge Facility, which was funded with its share of the proceeds, net of distributions to noncontrolling interests, from properties the Company sold in April 2017. The 2016 Bridge Facility was retired on April 28, 2017.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended September 30, 2017 and 2016, the Company wrote-off deferred financing costs of $0.6 million and $0.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2017 and 2016, the Company wrote-off deferred financing costs of $1.0 million and $0.7 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. Amortization of deferred financing costs of $0.6 million and $0.4 million is included in interest expense on the consolidated statements of operations and comprehensive income for the three months ended September 30, 2017 and 2016, respectively. Amortization of deferred financing costs of $1.5 million and $1.1 million is included in interest expense on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2017 and 2016, respectively.

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

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2017 are as follows (in thousands):

	Operating Properties & Other Secured Debt	Held For Sale Properties	Total
2017	$54,993	$—	$54,993
2018	43,352	276	43,628
2019	2,448	309	2,757
2020	2,483	316	2,799
2021	2,531	326	2,857
Thereafter	681,264	29,599	710,863
Total	$787,071	$30,826	$817,897

7. Fair Value of Derivatives and Financial Instruments

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

Derivative Financial Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings. In order to minimize counterparty credit risk, the Company enters into and expects to enter into hedging arrangements only with major financial institutions that have high credit ratings.

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $293.2 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.20%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in other comprehensive income (loss) (“OCI”) and is subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income (loss) as interest expense. During the three months ended September 30, 2017 and 2016, the Company recorded less than $0.1 million and $0.6 million, respectively, of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a reduction to interest expense on the accompanying consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2017 and 2016, the Company recorded approximately $0.1 million and $0.6 million, respectively, of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. As of September 30, 2016, the Company had four interest rate swap derivatives, with a notional amount of $400.0 million, designated as cash flow hedges.

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

As of September 30, 2017, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate		Floating Rate Option (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
April 1, 2017	April 1, 2022	100,000	1.9570%		One-month LIBOR
May 1, 2017	April 1, 2022	50,000	1.9610%		One-month LIBOR
July 1, 2017	July 1, 2022	100,000	1.7820%		One-month LIBOR
		$650,000	1.3388%	(2)

(1)	As of September 30, 2017, one-month LIBOR was 1.2322%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. As of September 30, 2016, the Company had 36 interest rate cap derivatives, with a notional amount of $578.3 million, which were not designated as hedges in qualifying hedging relationships.

As of September 30, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	17	$293,184

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017		December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$11,759	$12,413	$713	(1)	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	—	5	—		—
Total		$11,759	$12,418	$713		$—
(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheet.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)*
	2017	2016	(effective portion)	2017	2016	(ineffective portion)*	2017		2016
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	(241)	(1,576)	Interest expense	(360)	(479)	Interest expense	(63)	(1)	599
For the nine months ended September 30,
Interest rate products	(2,162)	(1,619)	Interest expense	(1,142)	(491)	Interest expense	(88)	(2)	599
*	Includes amounts excluded from effectiveness testing.
(1)	Includes approximately $90,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.
(2)	Includes approximately $185,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivative
	recognized in income	2017	2016
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	—	(2)
For the nine months ended September 30,
Interest rate products	Interest expense	(5)	(8)

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 10). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.

Financial Instruments Not Carried at Fair Value

At September 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the nine months ended September 30, 2017 and 2016, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

The Company began operations on March 31, 2015 as a result of the Spin-Off. During the three and nine months ended September 30, 2017, the Company issued 110,257 shares of common stock pursuant to its long-term incentive plan and retired 308,313 shares of common stock it had repurchased pursuant to its share repurchase program (see “Share Repurchase Program” and “Long Term Incentive Plan” below). As of September 30, 2017, the Company had 21,095,769 shares of common stock, $0.01 par value per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share. This authorization expires on June 15, 2018. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2017, the Company repurchased 58,157 shares of its common stock, $0.01 par value per share, at a total cost of approximately $1,354,000, or $23.27 per share. As of September 30, 2017, the Company has repurchased 308,313 shares of its common stock, $0.01 par value per share, at a total cost of approximately $5,941,000, or $19.27 per share.

Treasury Stock

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the nine months ended September 30, 2017, the Company retired 308,313 shares of its common stock held in treasury. As of September 30, 2017 and December 31, 2016, the Company had 0 shares and 250,156 shares, respectively, of common stock held in treasury.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period for officers and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2017:

	2017
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	209,797		$19.20
Granted	219,802		22.57
Vested	(110,257)		19.20
Forfeited	—		—
Outstanding September 30,	319,342	(1)	$21.52

(1)

49,768 restricted stock units vest in August 2018 and 49,772 restricted stock units vest in August 2019. 80,742 restricted stock units vest in March 2018 and 69,530 restricted stock units vest in each of March 2019 and March 2020.

As of September 30, 2017, the Company has issued 110,257 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2017 and 2016, the Company recognized approximately $0.8 million and $0.3 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2017 and 2016, the Company recognized approximately $2.4 million and $0.3 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of September 30, 2017, the Company has recognized a liability of approximately $0.3 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

9. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which is adjusted for shares classified as treasury shares during the period and excludes any unvested restricted stock units issued pursuant to the 2016 LTIP. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income attributable to redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated statements of operations and comprehensive income. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for earnings per share:
Net income	$54,076	$8,825	$60,702	$25,712
Net income attributable to noncontrolling interests	—	1,735	2,836	4,047
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	162	—	162	—
Net income attributable to common stockholders	$53,914	$7,090	$57,704	$21,665

Denominator for earnings per share:
Weighted average common shares outstanding	21,085	21,260	21,057	21,282
Denominator for basic earnings per share	21,085	21,260	21,057	21,282
Unvested restricted stock units	368	116	350	40
Denominator for diluted earnings per share	21,453	21,376	21,407	21,322

Earnings per weighted average common share:
Basic	$2.56	$0.33	$2.74	$1.02
Diluted	$2.51	$0.33	$2.70	$1.02

10. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, outside limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

On June 30, 2017, the Company and the OP entered into a contribution agreement (the “Contribution Agreement”) with BH Equities, LLC and its affiliates (collectively, “BH Equity”), whereby the Company purchased 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout”), for total consideration of approximately $51.7 million (the “Purchase Amount”). The Purchase Amount consisted of approximately $49.7 million in cash that was paid on June 30, 2017 and 73,233 OP Units (initially valued at $2.0 million) that were issued on August 1, 2017. The number of OP Units issued was calculated by dividing $2.0 million by the midpoint of the range of the Company’s net asset value as publicly disclosed in connection with the Company’s release of its second quarter of 2017 earnings results, which was $27.31 per share. The Company financed the cash portion of the Purchase Amount with $21.4 million of proceeds from the 2017 Bridge Facility, $16.3 million of proceeds from the Freddie Refinance, $11.0 million of proceeds from the $30 Million Credit Facility and $1.0 million of cash on hand.

In connection with the issuance of OP Units to BH Equity on August 1, 2017, the Company and the OP amended the partnership agreement of the OP (the “Amendment”). Pursuant to the Amendment, limited partners holding OP Units have the right to cause the OP to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the OP), provided that such OP Units have been outstanding for at least one year. The Company, through the OP GP, as the general partner of the OP may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (one share of common stock of the Company for each OP Unit), as defined in the partnership agreement of the OP. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be "integrated" with any other distribution of the Company’s common stock for purposes of complying with the Securities Act of 1933, as amended. Accordingly, the Company records the OP Units held by noncontrolling limited partners outside of permanent equity and reports the OP Units at the greater of their carrying value or their redemption value using the Company’s stock price at each balance sheet date.

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2017 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2016	$—
Issuance of redeemable noncontrolling interests in the OP	2,000
Net income attributable to redeemable noncontrolling interests in the OP	162
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	1
Distributions to redeemable noncontrolling interests in the OP	(53)
Redeemable noncontrolling interests in the OP, September 30, 2017	$2,110

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

During the period ended June 30, 2017, prior to the BH Buyout, the Company purchased 100% of the noncontrolling interests in three of its joint ventures for approximately $2.0 million. On June 30, 2017, in connection with the BH Buyout, the Company purchased 100% of the outstanding noncontrolling interests in its remaining joint ventures for approximately $51.7 million. On June 30, 2017, prior to the BH Buyout, the carrying value of such noncontrolling interests was approximately $20.5 million. On June 30, 2017, the Company eliminated the carrying value of such noncontrolling interests on its consolidated balance sheet. The remaining $31.2 million of the Purchase Amount resulted in a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

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

11. Related Party Transactions

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equity, who was a noncontrolling interest member of the Company’s joint ventures prior to the BH Buyout on June 30, 2017. Through BH Equity’s noncontrolling interests in such joint ventures, BH Equity was deemed to be a related party. With the completion of the BH Buyout, BH Equity is no longer deemed to be a related party. BH Equity became a noncontrolling limited partner of the OP upon execution of the Amendment. BH and its affiliates do not have common ownership in any joint venture with the Company’s Adviser; there is also no common ownership between BH and its affiliates and the Company’s Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Fees incurred
Property management fees	(1)	$1,110	$989	$3,280	$3,007
Construction supervision fees	(2)	213	247	651	624
Acquisition fees	(3)	—	139	505	139

Reimbursements
Payroll and benefits	(4)	4,131	4,140	11,855	12,212
Other reimbursements	(5)	432	460	1,457	1,465

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)

Includes due diligence costs. Acquisition fees incurred prior to October 1, 2016 are included in acquisition costs on the consolidated statements of operations and comprehensive income. Acquisition fees incurred for the period beginning on October 1, 2016 are capitalized to operating real estate assets on the consolidated balance sheets.

(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income.
(5)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive income.

Asset Management Fee

Until the BH Buyout on June 30, 2017, in accordance with the operating agreement of each entity that owns the properties, the Company earned an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee was equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the three and six months ended June 30, 2017, the properties incurred asset management fees to the Company of approximately $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2016, the properties incurred asset management fees to the Company of approximately $0.2 million and $0.5 million, respectively. Since the fees were paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because the Company’s previous joint venture partners owned a portion of each of a majority of the properties in the Portfolio, prior to the Company’s purchase of 100% of their joint venture interests, they absorbed their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive income in the net income attributable to noncontrolling interests.

Advisory and Administrative Fee

In accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by the Company’s Adviser under the terms of the Advisory Agreement include, but are not limited to: providing daily management for the Company, selecting and working with third party service providers, managing the Company’s properties or overseeing the third party property manager, formulating an investment strategy for the Company and selecting suitable properties and investments, managing the Company’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the value-add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The advisory fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and nine months ended September 30, 2017 and 2016, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2017 and 2016, the Company incurred advisory and administrative fees of $1.9 million and $1.7 million, respectively. The amount paid for the three months ended September 30, 2017 and 2016 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $0.5 million and $0.3 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). For the nine months ended September 30, 2017 and 2016, the Company incurred advisory and administrative fees of $5.5 million and $4.9 million, respectively. The amount paid for the nine months ended September 30, 2017 and 2016 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $1.5 million and $0.9 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). These fees are reflected on the consolidated statements of operations and comprehensive income in advisory and administrative fees.

The increase in advisory and administrative fees on New Assets between both the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which the Adviser has elected to receive fees on, and the timing of the acquisitions (the Company acquired one property in July 2016 and one property in October 2016 that the Adviser elected to receive advisory and administrative fees on). For the three and nine months ended September 30, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017 and the property acquired in June 2017, which are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the nine months ended September 30, 2017 and 2016, the Company paid approximately $1.2 million and $0.6 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2017, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

13. Subsequent Events

Acquisition of Multifamily Property

Subsequent to September 30, 2017, the Company acquired the following property through a 1031 Exchange with the NAVA Portfolio and a reverse 1031 Exchange with Timberglen (anticipated to close in the first quarter of 2018) (dollars in thousands) (unaudited):

Property Name	Location	Date of Acquisition	Purchase Price		Debt		# Units	Ownership
Atera	Dallas, Texas	October 25, 2017	$59,200	(1)	$29,500	(2)	380	100%

(1)	The Company used approximately $14.1 million of proceeds from the sale of the NAVA Portfolio to fund part of the equity portion of the purchase price.
(2)	The Company placed a first mortgage on the property with a floating interest rate at 1.48% over one-month LIBOR and an 84-month term that is full-term, interest-only.

2017 Bridge Facility

On October 19, 2017, the Company used proceeds from the sale of the NAVA Portfolio to pay down approximately $46.0 million on the 2017 Bridge Facility.

On October 26, 2017, the Company, through the OP, amended the 2017 Bridge Facility (the “Extension”) to extend the maturity date on the remaining balance of approximately $8.6 million to March 31, 2018. The Company paid an amendment fee of approximately $34,000 in connection with the Extension.

Dividends Declared

On October 30, 2017, the Company’s board of directors increased the Company’s quarterly dividend 13.6%, or by $0.03 per share, declaring a quarterly dividend of $0.25 per share, payable on December 29, 2017 to stockholders of record on December 15, 2017.

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

Overview

As of September 30, 2017, our portfolio consisted of 32 multifamily properties (the “Portfolio”) primarily located in the Southeastern and Southwestern United States encompassing 11,395 units of apartment space that was approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $932. Substantially all of our business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), our operating partnership. We own the Portfolio through the OP and our wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. Our wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2017, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”) through an agreement dated March 16, 2015, as amended (the “Advisory Agreement”), by and among the OP, the Adviser and us. The Advisory Agreement was renewed on March 13, 2017 for a one-year term set to expire on March 16, 2018. The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of Highland Capital Management, L.P. (the “Sponsor” or “Highland”).

We began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Credit Strategies Fund (“NHF”) of all but one of the multifamily properties owned by NHF through its wholly owned subsidiary NexPoint Real Estate Opportunities, LLC (fka Freedom REIT, LLC) (“NREO”) in exchange for 100% of its outstanding common stock. We use the term “predecessor” to mean the carve-out business of NREO, which owned all or a majority interest in the multifamily properties transferred or contributed to us by NHF through NREO. On March 31, 2015, NHF distributed all of the outstanding shares of our common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.” Substantially all of our operations were conducted by our predecessor prior to March 31, 2015. With the exception of a nominal amount of initial cash funded at inception, we did not own any assets prior to March 31, 2015. Our predecessor included all of the properties in our Portfolio that were held indirectly by NREO prior to the Spin-Off. Our predecessor was determined in accordance with the rules and regulations of the SEC. References throughout this report to the “Company,” “we,” or “our,” include the activity of the predecessor defined above.

On June 30, 2017, we and our OP entered into a contribution agreement (the “Contribution Agreement”) with BH Equities, LLC and its affiliates (collectively, “BH Equity”), whereby we purchased 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout”), for total consideration of approximately $51.7 million (the “Purchase Amount”). The Purchase Amount consisted of approximately $49.7 million in cash that was paid on June 30, 2017 and 73,233 OP Units (initially valued at $2.0 million) that were issued on August 1, 2017. The number of OP Units issued was calculated by dividing $2.0 million by the midpoint of the range of our net asset value as publicly disclosed in connection with the release of our second quarter of 2017 earnings results, which was $27.31 per share. We financed the cash portion of the Purchase Amount with $21.4 million of proceeds from a bridge facility, $16.3 million of proceeds from refinancing 22 properties, $11.0 million of proceeds from a credit facility and $1.0 million of cash on hand. See Notes 6 and 10 to our consolidated financial statements for additional information.

In connection with the issuance of OP Units to BH Equity on August 1, 2017, we and our OP amended the partnership agreement of the OP (the “Amendment”). Pursuant to the Amendment, limited partners holding OP Units have the right to cause the OP to redeem their units for cash or, at our election, shares of our common stock on a one-for-one basis, subject to adjustment, as provided in the Amendment, provided that the units have been outstanding for at least one year. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of our common stock to the redeeming limited partner would (1) be prohibited, as determined in our sole discretion, under our charter or (2) cause the acquisition of common stock by such redeeming limited partner to be "integrated" with any other distribution of our common stock for purposes of complying with the Securities Act of 1933, as amended. Accordingly, we record the OP Units held by noncontrolling limited partners outside of permanent equity and report the OP Units at the greater of their carrying value or their redemption value using our stock price at each balance sheet date. See Note 10 to our consolidated financial statements for additional information.

On June 30, 2017, we entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of our properties, replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”), which retired the $300 Million Credit Facility. The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. The Federal Home Loan Mortgage Corporation (“Freddie Mac”), who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). The additional proceeds from the Freddie Refinance were used to fund a portion of the BH Buyout. The Freddie Refinance effectively lowered the borrowing spread on $468.4 million of our floating rate debt by approximately 57 basis points, or $2.7 million on an annualized basis. See Note 6 to our consolidated financial statements for additional information.

During the nine months ended September 30, 2017, we, through our OP, entered into three interest rate swap transactions with a combined notional amount of $250.0 million. As of September 30, 2017, we have entered into seven interest rate swap transactions with a combined notional amount of $650.0 million at a weighted average fixed rate of 1.3388%, effectively fixing the interest rate on approximately 96% of our $673.7 million of floating rate mortgage debt outstanding as of September 30, 2017. As of September 30, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.34% (see Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below, and Notes 6 and 7 to our consolidated financial statements).

On October 25, 2017, we purchased an additional multifamily property, Atera, located in Dallas, Texas, which encompasses 380 units of apartment space (see Note 13 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2017 and 2016.

Hurricanes Harvey and Irma

In August and September 2017, parts of Texas and Florida were hit by two hurricanes, causing severe property damage in the affected areas. As of September 30, 2017, we owned three properties in the Houston area, two properties in the Miami area, two properties in the Tampa Bay area, and two properties in the Orlando area. Our properties in these areas suffered minimal damage, which we estimate to be approximately $40,000.

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

Expenses

Property operating expenses. Property operating expenses include property maintenance costs, salary and employee benefit costs, utilities, casualty-related expenses and recoveries and other property operating costs.

Acquisition costs. Acquisition costs include the costs to acquire additional properties. On October 1, 2016, we early adopted ASU 2017-01, which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Prior to our adoption of ASU 2017-01, acquisition costs were expensed as incurred. We believe most future acquisition costs will be capitalized in accordance with ASU 2017-01 (see Note 2 to our consolidated financial statements).

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property.

Property management fees. Property management fees include fees paid to BH Management Services, LLC (“BH”), our property manager, or other third party management companies for managing each property (see Note 11 to our consolidated financial statements).

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 11 to our consolidated financial statements).

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, payments of reimbursements to the Adviser for operating expenses, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense and investor relations costs. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by the Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

The three months ended September 30, 2017 as compared to the three months ended September 30, 2016

The following table sets forth a summary of our operating results for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change
Total revenues	$37,097	$33,079	$4,018
Total expenses	(32,340)	(28,137)	(4,203)
Operating income	4,757	4,942	(185)
Interest expense	(8,257)	(4,791)	(3,466)
Loss on extinguishment of debt and modification costs	(914)	(888)	(26)
Gain on sales of real estate	58,490	9,562	48,928
Net income	54,076	8,825	45,251
Net income attributable to noncontrolling interests	—	1,735	(1,735)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	162	—	162
Net income attributable to common stockholders	$53,914	$7,090	$46,824

The change in our net income for the three months ended September 30, 2017 as compared to the net income for the three months ended September 30, 2016 primarily relates to increases in gain on sales of real estate and same store operating results, and was partially offset by increases in depreciation and amortization expense and interest expense. The change in our net income between the periods was also due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions (we acquired one property in the third quarter of 2016, three properties in the fourth quarter of 2016, one property in the first quarter of 2017 and one property in the second quarter of 2017; we sold three properties in the second quarter of 2016, four properties in the third quarter of 2016, four properties in the second quarter of 2017 and five properties in the third quarter of 2017).

Revenues

Rental income. Rental income was $32.1 million for the three months ended September 30, 2017 compared to $28.6 million for the three months ended September 30, 2016, which was an increase of approximately $3.5 million. The increase between the periods was primarily due to a 9.9% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $932 as of September 30, 2017 from $848 as of September 30, 2016, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was also due to an increase in the occupancy rate of the Portfolio of 0.4% to 94.0% as of September 30, 2017 from 93.6% as of September 30, 2016.

Other income. Other income was $4.9 million for the three months ended September 30, 2017 compared to $4.4 million for the three months ended September 30, 2016, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a $0.3 million, or 15.0%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $10.1 million for the three months ended September 30, 2017 compared to $9.9 million for the three months ended September 30, 2016, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to a $0.6 million, or 5.9%, increase in total repairs and maintenance, labor and utility costs, partially offset by a $0.4 million increase in casualty recoveries.

Acquisition costs. No acquisition costs were expensed for the three months ended September 30, 2017 compared to $0.4 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, we did not acquire any properties. During the three months ended September 30, 2016, we acquired one property. For additional information on our accounting policy related to acquisition costs, see Note 2 to our consolidated financial statements. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition. We believe most future acquisition costs will be capitalized.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.9 million for the three months ended September 30, 2017 compared to $4.0 million for the three months ended September 30, 2016, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to a $0.8 million, or 22.2%, increase in property taxes and a $0.1 million, or 21.5%, increase in property liability insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.1 million for the three months ended September 30, 2017 compared to $1.0 million for the three months ended September 30, 2016, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $1.9 million for the three months ended September 30, 2017 compared to $1.7 million for the three months ended September 30, 2016, which was an increase of approximately $0.2 million. The amount incurred during the three months ended September 30, 2017 and 2016 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.3 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which our Adviser has elected to receive fees on, and the timing of the acquisitions (we acquired one property in July 2016 and one property in October 2016 that our Adviser elected to receive advisory and administrative fees on). For the three months ended September 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.6 million for the three months ended September 30, 2017 compared to $1.0 million for the three months ended September 30, 2016, which was an increase of approximately $0.6 million. The increase between periods primarily relates to $0.8 million of equity-based compensation expense recognized during the three months ended September 30, 2017 related to the grants of restricted stock units to our directors and officers pursuant to our 2016 LTIP, compared to $0.3 million of equity-based compensation expense recognized during the three months ended September 30, 2016 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $1.6 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016, which was an increase of approximately $0.1 million.

Depreciation and amortization. Depreciation and amortization costs were $11.2 million for the three months ended September 30, 2017 compared to $8.7 million for the three months ended September 30, 2016, which was an increase of approximately $2.5 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $1.2 million related to two properties for the three months ended September 30, 2017 compared to $0.2 million related to one property for the three months ended September 30, 2016, which was an increase of approximately $1.0 million, as well as the acquisition of five properties subsequent to September 30, 2016. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The increase between the periods was partially offset by a reduction in depreciation expense related to the disposition of nine properties subsequent to September 30, 2016.

Other Income and Expense

Interest expense. Interest expense was $8.3 million for the three months ended September 30, 2017 compared to $4.8 million for the three months ended September 30, 2016, which was an increase of approximately $3.5 million. The increase between the periods was primarily due to an increase in interest on debt and a reduction in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below), as shown in the table below. The following table details the various costs included in interest expense for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change
Interest on debt	$7,262	$4,524	$2,738
Amortization of deferred financing costs	572	385	187
Interest rate swaps - effective portion	263	472	(209)
Interest rate swaps - ineffective portion	(32)	(599)	567
Interest rate caps expense	192	9	183
Total	$8,257	$4,791	$3,466

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs remained flat at $0.9 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change
Prepayment penalties	$502	$474	$28
Write-off of deferred financing costs	622	414	208
Debt modification costs (reimbursements)	(210)	—	(210)
Total	$914	$888	$26

Gain on sales of real estate. Gain on sales of real estate was $58.5 million for the three months ended September 30, 2017 compared to $9.6 million for the three months ended September 30, 2016, which was an increase of approximately $48.9 million. During the three months ended September 30, 2017, we sold five properties; during the three months ended September 30, 2016, we sold four properties.

The nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

The following table sets forth a summary of our operating results for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change
Total revenues	$109,322	$100,247	$9,075
Total expenses	(98,810)	(83,095)	(15,715)
Operating income	10,512	17,152	(6,640)
Interest expense	(22,479)	(15,650)	(6,829)
Loss on extinguishment of debt and modification costs	(5,717)	(1,722)	(3,995)
Gain on sales of real estate	78,386	25,932	52,454
Net income	60,702	25,712	34,990
Net income attributable to noncontrolling interests	2,836	4,047	(1,211)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	162	—	162
Net income attributable to common stockholders	$57,704	$21,665	$36,039

The change in our net income for the nine months ended September 30, 2017 as compared to the net income for the nine months ended September 30, 2016 primarily relates to increases in gain on sales of real estate and same store operating results, and was partially offset by increases in depreciation and amortization expense, interest expense and loss on extinguishment of debt and modification costs. The change in our net income between the periods was also due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions (we acquired one property in the third quarter of 2016, three properties in the fourth quarter of 2016, one property in the first quarter of 2017 and one property in the second quarter of 2017; we sold three properties in the second quarter of 2016, four properties in the third quarter of 2016, four properties in the second quarter of 2017 and five properties in the third quarter of 2017).

Revenues

Rental income. Rental income was $94.6 million for the nine months ended September 30, 2017 compared to $87.4 million for the nine months ended September 30, 2016, which was an increase of approximately $7.2 million. The increase between the periods was primarily due to an 9.9% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $932 as of September 30, 2017 from $848 as of September 30, 2016, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was also due to an increase in the occupancy rate of the Portfolio of 0.4% to 94.0% as of September 30, 2017 from 93.6% as of September 30, 2016.

Other income. Other income was $14.8 million for the nine months ended September 30, 2017 compared to $12.8 million for the nine months ended September 30, 2016, which was an increase of approximately $2.0 million. The increase between the periods was primarily due to a $1.1 million, or 16.3%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $29.6 million for the nine months ended September 30, 2017 compared to $28.9 million for the nine months ended September 30, 2016, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to a $1.1 million, or 3.8%, increase in total repairs and maintenance, labor and utility costs, partially offset by a $0.4 million increase in casualty recoveries.

Acquisition costs. No acquisition costs were expensed for the nine months ended September 30, 2017 compared to $0.4 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we acquired two properties. During the nine months ended September 30, 2016, we acquired one property. For additional information on our accounting policy related to acquisition costs, see Note 2 to our consolidated financial statements. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition. We believe most future acquisition costs will be capitalized.

Real estate taxes and insurance. Real estate taxes and insurance costs were $14.9 million for the nine months ended September 30, 2017 compared to $12.3 million for the nine months ended September 30, 2016, which was an increase of approximately $2.6 million. The increase between the periods was primarily due to a $2.4 million, or 22.9%, increase in property taxes and a $0.2 million, or 10.7%, increase in property liability insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $3.3 million for the nine months ended September 30, 2017 compared to $3.0 million for the nine months ended September 30, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $5.5 million for the nine months ended September 30, 2017 compared to $4.9 million for the nine months ended September 30, 2016, which was an increase of approximately $0.6 million. The amount incurred during the nine months ended September 30, 2017 and 2016 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.5 million and $0.9 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which our Adviser has elected to receive fees on, and the timing of the acquisitions (we acquired one property in July 2016 and one property in October 2016 that our Adviser elected to receive advisory and administrative fees on). For the nine months ended September 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.8 million for the nine months ended September 30, 2017 compared to $2.6 million for the nine months ended September 30, 2016, which was an increase of approximately $2.2 million. The increase between periods primarily relates to $2.4 million of equity-based compensation expense recognized during the nine months ended September 30, 2017 related to the grants of restricted stock units to our directors and officers pursuant to our 2016 LTIP, compared to $0.3 million of equity-based compensation expense recognized during the nine months ended September 30, 2016 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $4.8 million for the nine months ended September 30, 2017 compared to $4.5 million for the nine months ended September 30, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.2 million, or 15.9%, increase in advertising and promotional costs.

Depreciation and amortization. Depreciation and amortization costs were $35.9 million for the nine months ended September 30, 2017 compared to $26.4 million for the nine months ended September 30, 2016, which was an increase of approximately $9.5 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $6.4 million related to six properties for the nine months ended September 30, 2017 compared to $0.9 million related to four properties for the nine months ended September 30, 2016, which was an increase of approximately $5.5 million, as well as the acquisition of five properties subsequent to September 30, 2016. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The increase between the periods was partially offset by a reduction in depreciation expense related to the disposition of nine properties subsequent to September 30, 2016.

Other Income and Expense

Interest expense. Interest expense was $22.5 million for the nine months ended September 30, 2017 compared to $15.7 million for the nine months ended September 30, 2016, which was an increase of approximately $6.8 million. The increase between the periods was primarily due to an increase in interest on debt and a reduction in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below), as shown in the table below. The following table details the various costs included in interest expense for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change
Interest on debt	$19,696	$14,666	$5,030
Amortization of deferred financing costs	1,548	1,084	464
Interest rate swaps - effective portion	939	472	467
Interest rate swaps - ineffective portion	(97)	(599)	502
Interest rate caps expense	393	27	366
Total	$22,479	$15,650	$6,829

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $5.7 million for the nine months ended September 30, 2017 compared to $1.7 million for the nine months ended September 30, 2016, which was an increase of approximately $4.0 million. The increase between the periods was primarily due to increases in prepayment penalties of approximately $1.9 million and debt modification expenses of approximately $1.8 million. During the nine months ended September 30, 2017 and 2016, we sold nine properties and seven properties, respectively. The following table details the various costs included in loss on extinguishment of debt and modification costs for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change
Prepayment penalties	$2,701	$827	$1,874
Write-off of deferred financing costs	1,003	698	305
Debt modification costs	2,013	197	1,816
Total	$5,717	$1,722	$3,995

Gain on sales of real estate. Gain on sales of real estate was $78.4 million for the nine months ended September 30, 2017 compared to $25.9 million for the nine months ended September 30, 2016, which was an increase of approximately $52.5 million. During the nine months ended September 30, 2017, we sold nine properties; during the nine months ended September 30, 2016, we sold seven properties.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) advisory and administrative fees, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, (7) casualty-related expenses/(recoveries) and (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

Net Operating Income for the Three Months Ended September 30, 2017 and 2016

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2017 and 2016 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues
Same Store
Rental income	$22,191	$20,841	$1,350	6.5%
Other income	3,591	3,227	364	11.3%
Same Store revenues	25,782	24,068	1,714	7.1%
Non-Same Store
Rental income	9,957	7,791	2,166	27.8%
Other income	1,358	1,220	138	11.3%
Non-Same Store revenues	11,315	9,011	2,304	25.6%
Total revenues	37,097	33,079	4,018	12.1%

Operating expenses
Same Store
Property operating expenses (1)	7,208	6,983	225	3.2%
Real estate taxes and insurance	3,201	2,920	281	9.6%
Property management fees (2)	775	721	54	7.5%
Property general and administrative expenses (3)	840	857	(17)	-2.0%
Same Store operating expenses	12,024	11,481	543	4.7%
Non-Same Store
Property operating expenses (4)	3,248	2,888	360	12.5%
Real estate taxes and insurance	1,652	1,053	599	56.9%
Property management fees (2)	335	268	67	25.0%
Property general and administrative expenses (5)	327	324	3	0.9%
Non-Same Store operating expenses	5,562	4,533	1,029	22.7%
Total operating expenses	17,586	16,014	1,572	9.8%

NOI
Same Store	13,758	12,587	1,171	9.3%
Non-Same Store	5,753	4,478	1,275	28.5%
Total NOI	$19,511	$17,065	$2,446	14.3%
(1)	For the three months ended September 30, 2017 and 2016, excludes approximately $(410,000) and $3,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended September 30, 2017 and 2016, excludes approximately $316,000 and $220,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended September 30, 2017 and 2016, excludes approximately $29,000 and $0, respectively, of casualty-related expenses/(recoveries).
(5)

For the three months ended September 30, 2017 and 2016, excludes approximately $111,000 and $126,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2017 and 2016.”

Same Store Results of Operations for the Three Months Ended September 30, 2017 and 2016

There are 26 properties encompassing 8,871 units of apartment space in our same store pool for the three months ended September 30, 2017 (our “Same Store” properties). As of September 30, 2017, our Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $893. As of September 30, 2016, our Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $846. For our Same Store properties, we recorded the following operating results for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

Revenues

Rental income. Rental income was $22.2 million for the three months ended September 30, 2017 compared to $20.8 million for the three months ended September 30, 2016, which was an increase of approximately $1.4 million, or 6.5%. The majority of the increase is primarily related to a 5.5% increase in the weighted average monthly effective rent per occupied apartment unit to $893 as of September 30, 2017 from $846 as of September 30, 2016.

Other income. Other income was $3.6 million for the three months ended September 30, 2017 compared to $3.2 million for the three months ended September 30, 2016, which was an increase of approximately $0.4 million, or 11.3%. The majority of the increase is related to a $0.2 million, or 10.4%, increase in utility reimbursements and a $0.1 million, or 7.4%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $7.2 million for the three months ended September 30, 2017 compared to $7.0 million for the three months ended September 30, 2016, which was an increase of approximately $0.2 million, or 3.2%. The majority of the increase is related to a $0.2 million, or 10.6%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $3.2 million for the three months ended September 30, 2017 compared to $2.9 million for the three months ended September 30, 2016, which was an increase of approximately $0.3 million, or 9.6%. The majority of the increase is related to a $0.2 million, or 9.6%, increase in property taxes and a less than $0.1 million, or 9.8%, increase in property liability insurance.

Property management fees. Property management fees were $0.8 million for the three months ended September 30, 2017 compared to $0.7 million for the three months ended September 30, 2016, which was an increase of approximately $0.1 million, or 7.5%. The majority of the increase is related to a $1.4 million, or 6.5%, increase in rental income, and a $0.4 million, or 11.3%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $0.8 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016, which was a decrease of approximately $0.1 million, or 2.0%.

Net Operating Income for the Nine Months Ended September 30, 2017 and 2016

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2017 and 2016 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues
Same Store
Rental income	$65,311	$61,525	$3,786	6.2%
Other income	10,421	9,178	1,243	13.5%
Same Store revenues	75,732	70,703	5,029	7.1%
Non-Same Store
Rental income	29,253	25,881	3,372	13.0%
Other income	4,337	3,663	674	18.4%
Non-Same Store revenues	33,590	29,544	4,046	13.7%
Total revenues	109,322	100,247	9,075	9.1%

Operating expenses
Same Store
Property operating expenses (1)	20,625	19,723	902	4.6%
Real estate taxes and insurance	9,632	8,704	928	10.7%
Property management fees (2)	2,274	2,122	152	7.2%
Property general and administrative expenses (3)	2,698	2,620	78	3.0%
Same Store operating expenses	35,229	33,169	2,060	6.2%
Non-Same Store
Property operating expenses (4)	9,337	9,133	204	2.2%
Real estate taxes and insurance	5,279	3,622	1,657	45.7%
Property management fees (2)	1,006	885	121	13.7%
Property general and administrative expenses (5)	1,154	1,226	(72)	-5.9%
Non-Same Store operating expenses	16,776	14,866	1,910	12.8%
Total operating expenses	52,005	48,035	3,970	8.3%

NOI
Same Store	40,503	37,534	2,969	7.9%
Non-Same Store	16,814	14,678	2,136	14.6%
Total NOI	$57,317	$52,212	$5,105	9.8%
(1)	For the nine months ended September 30, 2017 and 2016, excludes approximately $(380,000) and $9,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the nine months ended September 30, 2017 and 2016, excludes approximately $622,000 and $460,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the nine months ended September 30, 2017 and 2016, excludes approximately $29,000 and $82,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the nine months ended September 30, 2017 and 2016, excludes approximately $282,000 and $167,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2017 and 2016.”

Same Store Results of Operations for the Nine Months Ended September 30, 2017 and 2016

There are 26 properties encompassing 8,871 units of apartment space in our same store pool for the nine months ended September 30, 2017 (our “Same Store” properties). As of September 30, 2017, our Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $893. As of September 30, 2016, our Same

Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $846. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016:

Revenues

Rental income. Rental income was $65.3 million for the nine months ended September 30, 2017 compared to $61.5 million for the nine months ended September 30, 2016, which was an increase of approximately $3.8 million, or 6.2%. The majority of the increase is primarily related to a 5.5% increase in the weighted average monthly effective rent per occupied apartment unit to $893 as of September 30, 2017 from $846 as of September 30, 2016.

Other income. Other income was $10.4 million for the nine months ended September 30, 2017 compared to $9.2 million for the nine months ended September 30, 2016, which was an increase of approximately $1.2 million, or 13.5%. The majority of the increase is related to a $0.6 million, or 11.9%, increase in utility reimbursements and a $0.3 million, or 9.8%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $20.6 million for the nine months ended September 30, 2017 compared to $19.7 million for the nine months ended September 30, 2016, which was an increase of approximately $0.9 million, or 4.6%. The majority of the increase is related to a $0.8 million, or 14.2%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.6 million for the nine months ended September 30, 2017 compared to $8.7 million for the nine months ended September 30, 2016, which was an increase of approximately $0.9 million, or 10.7%. The majority of the increase is related to a $0.9 million, or 12.1%, increase in property taxes.

Property management fees. Property management fees were $2.3 million for the nine months ended September 30, 2017 compared to $2.1 million for the nine months ended September 30, 2016, which was an increase of approximately $0.2 million, or 7.2%. The majority of the increase is related to a $3.8 million, or 6.2%, increase in rental income, and a $1.2 million, or 13.5%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.7 million for the nine months ended September 30, 2017 compared to $2.6 million for the nine months ended September 30, 2016, which was an increase of approximately $0.1 million, or 3.0%. The majority of the increase primarily related to a $0.2 million, or 21.6%, increase in advertising and promotional costs, partially offset by a $0.1 million, or 2.4%, decrease in other administrative costs.

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2017 and 2016

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and Same Store NOI for the three and nine months ended September 30, 2017 and 2016 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Net income		$54,076	$8,825	$60,702	$25,712
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		1,870	1,698	5,544	4,944
Corporate general and administrative expenses		1,623	1,023	4,842	2,649
Casualty-related expenses/(recoveries)	(1)	(381)	3	(351)	91
Property general and administrative expenses	(2)	427	346	904	627
Depreciation and amortization		11,215	8,667	35,866	26,363
Interest expense		8,257	4,791	22,479	15,650
Loss on extinguishment of debt and modification costs		914	888	5,717	1,722
Gain on sales of real estate		(58,490)	(9,562)	(78,386)	(25,932)
Acquisition costs		—	386	—	386
NOI		$19,511	$17,065	$57,317	$52,212
Less Non-Same Store
Revenues		(11,315)	(9,011)	(33,590)	(29,544)
Operating expenses		5,562	4,533	16,776	14,866
Same Store NOI		$13,758	$12,587	$40,503	$37,534
(1)	Adjustment to net income to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)

Adjustment to net income to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to (1) noncontrolling interests in consolidated joint ventures and (2) redeemable noncontrolling interests in the OP; we show the combined amounts attributable to such noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders.

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as acquisition expenses, losses on extinguishment of debt and modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred loan costs related to the early retirement of debt and costs incurred in connection with a debt modification that are expensed), the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, the ineffective portion of fair value adjustments on our interest rate derivatives designated as cash flow hedges, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts Core FFO to remove items such as equity-based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, and the noncontrolling interests (as described above) related to these items. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted FFO, Core FFO and AFFO per share, as they are exchangeable for common stock on a one-for-one basis. The FFO, Core FFO and AFFO allocable to such units is allocated on this same basis and reflected in the adjustments for noncontrolling interests in the table below. As such, the assumed conversion of these units would have no net impact on the determination of diluted FFO, Core FFO and AFFO per share. See Note 9 to our consolidated financial statements for additional information.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$54,076	$8,825	$60,702	$25,712
Depreciation and amortization	11,215	8,667	35,866	26,363
Gain on sales of real estate	(58,490)	(9,562)	(78,386)	(25,932)
Adjustment for noncontrolling interests	(21)	(1,021)	(1,670)	(3,401)
FFO attributable to common stockholders	6,780	6,909	16,512	22,742

FFO per share - basic	$0.32	$0.32	$0.78	$1.07
FFO per share - diluted	$0.32	$0.32	$0.77	$1.07

Acquisition costs	—	386	—	386
Loss on extinguishment of debt and modification costs	914	888	5,717	1,722
Change in fair value on derivative instruments - ineffective portion	(32)	(599)	(97)	(599)
Amortization of deferred financing costs - acquisition term notes	197	—	323	—
Adjustment for noncontrolling interests	(4)	(104)	(430)	(188)
Core FFO attributable to common stockholders	7,855	7,480	22,025	24,063

Core FFO per share - basic	$0.37	$0.35	$1.05	$1.13
Core FFO per share - diluted	$0.37	$0.35	$1.03	$1.13

Amortization of deferred financing costs - long term debt	375	385	1,225	1,084
Equity-based compensation expense	822	296	2,414	296
Adjustment for noncontrolling interests	(3)	(38)	(72)	(93)
AFFO attributable to common stockholders	9,049	8,123	25,592	25,350

AFFO per share - basic	$0.43	$0.38	$1.22	$1.19
AFFO per share - diluted	$0.42	$0.38	$1.20	$1.19

Weighted average common shares outstanding - basic	21,085	21,260	21,057	21,282
Weighted average common shares outstanding - diluted	21,453	21,376	21,407	21,322

Dividends declared per common share	$0.220	$0.206	$0.660	$0.618

FFO Coverage - diluted	1.44x	1.57x	1.17x	1.73x
Core FFO Coverage - diluted	1.66x	1.7x	1.56x	1.83x
AFFO Coverage - diluted	1.92x	1.84x	1.81x	1.92x

The three months ended September 30, 2017 as compared to the three months ended September 30, 2016

FFO was $6.8 million for the three months ended September 30, 2017 compared to $6.9 million for the three months ended September 30, 2016, which was a decrease of approximately $0.1 million. The change in our FFO between periods primarily relates to increases in total property operating expenses of approximately $0.9 million, interest expense of approximately $3.5 million and corporate general and administrative expenses of approximately $0.6 million, and was partially offset by an increase in total revenues of approximately $4.0 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $7.9 million for the three months ended September 30, 2017 compared to $7.5 million for the three months ended September 30, 2016, which was an increase of approximately $0.4 million. The change in our Core FFO between periods primarily relates to a decrease in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $0.6 million, partially offset by decreases in acquisition costs of approximately $0.4 million and FFO.

AFFO was $9.0 million for the three months ended September 30, 2017 compared to $8.1 million for the three months ended September 30, 2016, which was an increase of approximately $0.9 million. The change in our AFFO between periods primarily relates to increases in equity-based compensation expense of approximately $0.5 million and Core FFO.

The nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

FFO was $16.5 million for the nine months ended September 30, 2017 compared to $22.7 million for the nine months ended September 30, 2016, which was a decrease of approximately $6.2 million. The change in our FFO between periods primarily relates to increases in total property operating expenses of approximately $3.4 million, interest expense of approximately $6.8 million, loss on extinguishment of debt and modification costs of approximately $4.0 million and corporate general and administrative expenses of approximately $2.2 million, and was partially offset by an increase in total revenues of approximately $9.1 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $22.0 million for the nine months ended September 30, 2017 compared to $24.1 million for the nine months ended September 30, 2016, which was a decrease of approximately $2.1 million. The change in our Core FFO between periods primarily relates to decreases in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $0.5 million and FFO, partially offset by a $4.0 million increase in loss on extinguishment of debt and modification costs and adjustments for amounts attributable to noncontrolling interests.

AFFO was $25.6 million for the nine months ended September 30, 2017 compared to $25.4 million for the nine months ended September 30, 2016, which was an increase of approximately $0.2 million. The change in our AFFO between periods primarily relates to an increase in equity-based compensation expense of approximately $2.1 million, partially offset by a decrease in Core FFO.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our multifamily properties, including:

•	the repayment of the 2017 Bridge Facility if we are unable to extend or refinance the bridge facility;
•	capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);
•	recurring maintenance necessary to maintain our multifamily properties;
•	distributions necessary to qualify for taxation as a REIT;
•	advisory and administrative fees payable to our Adviser;
•	general and administrative expenses;
•	reimbursements to our Adviser; and
•	property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. We intend on paying the outstanding principal balance of the 2017 Bridge Facility with proceeds from the sales of properties classified as held for sale as of September 30, 2017 or cash on hand. As of September 30, 2017, we had approximately $6.3 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2017.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$27,499	$26,281
Net cash provided by investing activities	67,618	105,865
Net cash used in financing activities	(28,266)	(127,045)
Net increase in cash and restricted cash	66,851	5,101
Cash and restricted cash, beginning of period	55,261	63,095
Cash and restricted cash, end of period	$122,112	$68,196

Cash flows from operating activities. During the nine months ended September 30, 2017, net cash provided by operating activities was $27.5 million compared to net cash provided by operating activities of $26.3 million for the nine months ended September 30, 2016. The change in cash flows from operating activities was mainly due to changes in operating assets and liabilities and an increase in NOI, partially offset by increases in interest on debt, prepayment penalties and debt modification expenses paid.

Cash flows from investing activities. During the nine months ended September 30, 2017, net cash provided by investing activities was $67.6 million compared to net cash provided by investing activities of $105.9 million for the nine months ended September 30, 2016. The change in cash flows from investing activities was mainly due to the acquisition of two properties for a combined purchase price of approximately $138.0 million during the period in 2017, compared to the acquisition of one property for a purchase price of approximately $22.4 million during the period in 2016. The change in cash flows from investing activities was partially offset by an increase in net proceeds from sales of real estate; we sold nine properties for net proceeds of approximately $224.4 million during the period in 2017, compared to selling seven properties for net proceeds of approximately $131.8 million during the period in 2016.

Cash flows from financing activities. During the nine months ended September 30, 2017, net cash used in financing activities was $28.3 million compared to net cash used in financing activities of $127.0 million for the nine months ended September 30, 2016. The change in cash flows from financing activities was mainly due to a net increase in debt proceeds of approximately $146.5 million, partially offset by the $51.7 million purchase amount of the BH Buyout during the period in 2017. The proceeds from the net increase in debt proceeds during the period in 2017 were primarily used to acquire two properties for a combined purchase price of approximately $138.0 million and fund a portion of the BH Buyout.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2017, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $733.3 million at a weighted average interest rate of 3.04% and an adjusted weighted average interest rate of 3.14%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3388% on our combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2017, interest rate swap agreements effectively covered $650.0 million, or 96%, of our $673.7 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying debt. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2017, interest rate cap agreements covered $293.2 million of our $673.7 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $293.2 million of our floating rate mortgage debt at a weighted average rate of 4.20%.

On June 30, 2017, we entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of our properties, replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”). The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. The Federal Home Loan Mortgage Corporation (“Freddie Mac”), who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, we accounted for the refinancing as a modification of a debt instrument. As such, the existing $4.9 million of net deferred financing costs related to the prior mortgage debt and credit facility debt is included with the approximately $4.5 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of September 30, 2017 and are amortized over the terms of the new mortgage debt. Additionally, we incurred approximately $2.0 million of debt modification costs in connection with the Freddie Refinance that were not capitalized as deferred financing costs. Such costs are recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income. We used approximately $16.3 million of proceeds from the Freddie Refinance to fund a portion of the BH Buyout.

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

For additional information regarding the Freddie Refinance and the BH Buyout, see Notes 6 and 10 to our consolidated financial statements.

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

2017 Bridge Facility

On June 30, 2017, we, through our OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. We drew $44.5 million to fund a portion of the purchase price of Rockledge Apartments and $21.4 million to fund a portion of the BH Buyout. In July 2017, we used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. The 2017 Bridge Facility is a full-term, interest-only facility with an initial four-month term (see below). The 2017 Bridge Facility is guaranteed by us. Interest accrues on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. We intend on paying the outstanding principal balance of the 2017 Bridge Facility with proceeds from the sales of properties classified as held for sale as of September 30, 2017 or cash on hand. See Notes 5, 6 and 10 to our consolidated financial statements for additional information.

In October 2017, we used proceeds from the sale of The Arbors, The Crossings, The Crossings at Holcomb Bridge and The Knolls to pay down $46.0 million on the 2017 Bridge Facility, bringing the outstanding principal balance to approximately $8.6 million as of October 31, 2017, and also extended the maturity date to March 31, 2018 (see Note 13 to our consolidated financial statements).

$30 Million Credit Facility

On December 29, 2016, we, through our OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, we drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at our properties. In April 2017, we used cash on hand plus our share of the proceeds, net of distributions to noncontrolling interests, from four properties we sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, we drew $11.0 million to fund a portion of the BH Buyout. The $30 Million Credit Facility is a full-term, interest-only facility with an initial term of 24 months and one 12-month extension option and is guaranteed by our OP. See Notes 5, 6 and 10 to our consolidated financial statements for additional information.

As of September 30, 2017, we had $30.0 million outstanding under our $30 Million Credit Facility.

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

On June 30, 2017, in connection with the Freddie Refinance, we repaid and retired the $300 Million Credit Facility. The refinancing of this existing credit facility debt did not incur prepayment penalties. See Note 6 to our consolidated financial statements for additional information.

2016 Bridge Facility

On December 29, 2016, we, through our OP, entered into a $30.0 million bridge facility (the “2016 Bridge Facility”) with KeyBank and drew $30.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. In April 2017, we paid down the entire $30.0 million of principal on the 2016 Bridge Facility, which was funded with our share of the proceeds, net of distributions to noncontrolling interests, from properties we sold in April 2017. The 2016 Bridge Facility was retired on April 28, 2017. See Notes 5 and 6 to our consolidated financial statements for additional information.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through our OP, have entered into seven interest rate swap transactions with KeyBank, or the Counterparty, with a combined notional amount of $650.0 million. As of September 30, 2017, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate		Floating Rate Option (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%		One-month LIBOR
July 1, 2016	June 1, 2021	100,000	1.0210%		One-month LIBOR
July 1, 2016	June 1, 2021	100,000	0.9000%		One-month LIBOR
September 1, 2016	June 1, 2021	100,000	0.9560%		One-month LIBOR
April 1, 2017	April 1, 2022	100,000	1.9570%		One-month LIBOR
May 1, 2017	April 1, 2022	50,000	1.9610%		One-month LIBOR
July 1, 2017	July 1, 2022	100,000	1.7820%		One-month LIBOR
		$650,000	1.3388%	(2)
(1)	As of September 30, 2017, one-month LIBOR was 1.2322%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2017 for the next five calendar years subsequent to September 30, 2017. We used one-month LIBOR as of September 30, 2017 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2017	2018	2019	2020	2021	Thereafter
Operating Properties Mortgage Debt
Principal payments		$702,474	$396	$13,352	$2,448	$2,483	$2,531	$681,264
Interest expense	(1)	144,459	5,622	22,080	21,647	21,616	22,025	51,469
Total		$846,933	$6,018	$35,432	$24,095	$24,099	$24,556	$732,733

Held For Sale Properties Mortgage Debt
Principal payments		$30,826	$—	$276	$309	$316	$326	$29,599
Interest expense		5,549	253	1,000	989	981	968	1,358
Total		$36,375	$253	$1,276	$1,298	$1,297	$1,294	$30,957

Credit Facility & Bridge Facility
Principal payments		$84,597	$54,597	$30,000	$—	$—	$—	$—
Interest expense		2,184	627	1,557	—	—	—	—
Total		$86,781	$55,224	$31,557	$—	$—	$—	$—

Total contractual obligations and commitments		$970,089	$61,495	$68,265	$25,393	$25,396	$25,850	$763,690
(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2017, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of September 30, 2017 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of September 30, 2017, we had approximately $6.3 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,000 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2017	2016	2017	2016
Interior	(1)	$1,883	$2,439	$6,647	$7,136
Exterior and common area		1,166	1,746	5,067	8,078
Total rehab expenditures		$3,049	$4,185	$11,714	$15,214

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended September 30, 2017 and 2016, we completed full and partial interior rehabs on 422 and 538 units, respectively. For the nine months ended September 30, 2017 and 2016, we completed full and partial interior rehabs on 1,253 and 1,475 units, respectively.

Freddie Mac Multifamily Green Advantage

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program. We have escrowed approximately $4.2 million to finance smarter, greener property improvements at 20 of our properties, which will be completed by the summer of 2019. We plan to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. By participating in this program, we were able to lower the interest rate on the properties we refinanced in the Freddie Refinance by 10 basis points.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2017 and 2016.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2017. Our subsidiaries and we are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2017 of $0.22 per share on July 31, 2017, which was paid on September 29, 2017 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to: (1) revenue recognition and (2) real estate investments, capital expenditures and impairment.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2017 and 2016. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2017, we had total indebtedness of $817.9 million at a weighted average interest rate of 3.25%, of which $758.3 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 96%, of our $673.7 million of floating rate mortgage debt outstanding (see below). As of September 30, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.34%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of September 30, 2017, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2017, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $293.2 million of our floating rate mortgage debt at a weighted average rate of 4.20% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we have entered into as of September 30, 2017, of the amounts illustrated in the table below for our indebtedness as of September 30, 2017 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$270
0.50%	540
0.75%	810
1.00%	1,080

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that expires on June 15, 2018. The following table provides information on our purchases of equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	250,156	$18.34	250,156	$25.4
July 1 – July 31	—	—	—	25.4
August 1 – August 31	31,616	23.28	31,616	24.7
September 1 – September 30	26,541	23.26	26,541	24.1
Balance as of September 30, 2017	308,313	$19.27	308,313	$24.1
Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.2*	Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President	October 31, 2017
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer	October 31, 2017
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)