Form 10-K
period 2017-12-31
NexPoint Residential Trust, Inc.
filed 2018-02-15
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2017, was approximately $423,340,000.

As of February 12, 2018, the registrant had 20,930,638 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2017

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	risks associated with our strategy of acquiring value-enhancement multifamily properties, which involves greater risks than more conservative investment strategies;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”);
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in occupancy rates;
•	the risk that we may fail to consummate our pending property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	we are subject to certain risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•	high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the ADA and FHA;
•	risks associated with limited warranties we may obtain when purchasing properties;
•	exposure to decreases in market rents due to our short-term leases;
•	risks associated with operating through joint ventures and funds;
•	our dependence on information systems;
•	risks associated with breaches of our data security;
•	risks associated with our reduced public company reporting requirements as an “emerging growth company”;
•	costs associated with being a public company, including compliance with securities laws;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;

•

the lack of experience of NexPoint Real Estate Advisors, L.P. (our “Adviser”) and property manager in operating under the constraints imposed on us as a real estate investment trust (“REIT”) may hinder the achievement of our investment objectives;

•	loss of key personnel of Highland Capital Management, L.P. (our “Sponsor” or “Highland”), our Adviser and our property manager;
•

the risk that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team or by our Sponsor or its affiliates;

•	risks associated with our Adviser’s ability to terminate the Advisory Agreement (as defined below);
•	our ability to change our major policies, operations and targeted investments without stockholder consent;
•	the substantial fees and expenses we will pay to our Adviser and its affiliates;
•	risks associated with the potential internalization of our management functions;
•	conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their officers and employees;
•	the risk that we may compete with other entities affiliated with our Sponsor or property manager for tenants;
•	failure to maintain our status as a REIT;
•	failure of our operating partnership to be taxable as a partnership for federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•

compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	risks associated with our ownership of interests in taxable REIT subsidiaries;
•

the recognition of taxable gains from the sale of properties as a result of the inability to complete certain like-kind exchanges (“1031 Exchanges’) in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”);

•	the risk that the Internal Revenue Service (the “IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors (the “Board”) to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; or
•	the risk that we may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off (as defined below);
•	any other risks included under the heading “Risk Factors,” in this annual report.

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

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2017, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10 to our combined consolidated financial statements).

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

The Company is externally managed by the Adviser through an agreement dated March 16, 2015, as amended, and renewed on February 12, 2018 for a one-year term set to expire on March 16, 2019 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Board. The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of the Sponsor.

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

The entities through which we own the properties in the Portfolio have entered into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH operates and leases the underlying properties in the Portfolio and provides construction management services. BH has significant experience operating and leasing multifamily properties, having begun business in 1993 and currently operating and leasing approximately 77,000 multifamily units across the country. The Company pays BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees. BH is an affiliate of the noncontrolling limited partner of the OP. See Notes 10 and 11 to our combined consolidated financial statements for additional information.

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

As of December 31, 2017, the Company, through the OP and the wholly owned TRS, owned 33 properties representing 11,775 units in seven states, as further described under Item 2, “Properties” and Notes 3, 4 and 5 to our combined consolidated financial statements.

2017 Highlights

Key highlights and transactions completed in 2017 include the following:

•	Acquisitions: We completed three acquisitions, which increased our presence in three markets. Details of the acquisitions are in the table below (dollars in thousands):

Property Name		Location	Date of Acquisition	Purchase Price	Debt (1)	# Units	Effective Ownership
Hollister Place		Houston, Texas	February 1, 2017	$24,500	$24,500	260	100%
Rockledge Apartments		Marietta, Georgia	June 30, 2017	113,500	113,500	708	100%
Atera Apartments	(2)	Dallas, Texas	October 25, 2017	59,200	29,500	380	100%
				$197,200	$167,500	1,348
(1)	For additional information regarding our debt, see Note 6 to our combined consolidated financial statements.
(2)	We completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen on January 31, 2018 (see Note 13 to our combined consolidated financial statements).
•	Dispositions: We sold nine properties totaling 2,538 units. Details of the dispositions are in the table below (in thousands):

Property Name		Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)		Gain on Sale of Real Estate
The Miramar Apartments	(3)	Dallas, Texas	April 3, 2017	$16,550	$8,400	$16,326		$6,368
Toscana	(4)	Dallas, Texas	April 3, 2017	13,250	—	13,040		4,283
The Grove at Alban		Frederick, Maryland	April 3, 2017	27,500	18,374	27,021		4,514
Twelve 6 Ten at the Park	(3)	Dallas, Texas	April 27, 2017	26,600	15,711	26,349		4,731
Regatta Bay	(5)	Seabrook, Texas	July 14, 2017	28,200	14,000	27,670		10,423
The Arbors, The Crossings, The Crossings at Holcomb Bridge and The Knolls	(6)	Atlanta, Georgia	September 29, 2017	116,000	50,177	114,010		48,046
				$228,100	$106,662	$224,416	(7)	$78,365
(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Represents sales price, net of closing costs.
(3)	We completed the reverse 1031 Exchange of Old Farm with the sales of The Miramar Apartments and Twelve 6 Ten at the Park.
(4)	We completed the reverse 1031 Exchange of Stone Creek at Old Farm with the sale of Toscana.
(5)	We completed the reverse 1031 Exchange of Hollister Place with the sale of Regatta Bay.
(6)

Properties were sold as a portfolio (the “NAVA Portfolio”). We completed the reverse 1031 Exchange of Rockledge Apartments with the sales of The Arbors, The Crossings and The Knolls. Approximately $14.1 million of the remaining proceeds, which related to the sale of The Crossings at Holcomb Bridge, was used to acquire Atera Apartments on October 25, 2017 in the opening leg of a 1031 Exchange.

(7)

During the year ended December 31, 2017, we used cash on hand plus our share of the proceeds, net of mortgage repayments and distributions to noncontrolling interests, from the sales of these properties to repay the entire $30.0 million outstanding on our 2016 bridge facility, which retired the bridge facility, to pay down $10.0 million on our $30.0 million credit facility and to pay down approximately $57.3 million on our 2017 bridge facility. For additional information regarding our debt, see Note 6 to our combined consolidated financial statements.

•

Results of Operations and Non-GAAP Measures: We reported the following increases (decreases) in net income, net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

		For the Year Ended December 31,
		2017	2016	$ Change		% Change
Net income		$56,359	$25,888	$30,471	(1)	117.7%
NOI	(2)	76,578	69,720	6,858		9.8%
FFO attributable to common stockholders	(2)	25,051	31,016	(5,965)		-19.2%
Core FFO attributable to common stockholders	(2)	30,435	31,347	(912)		-2.9%
AFFO attributable to common stockholders	(2)	35,059	33,455	1,604		4.8%
(1)

The increase between periods primarily relates to an increase in gain on sales of real estate of approximately $52.4 million, partially offset by an increase in depreciation and amortization expense of approximately $13.1 million.

(2)

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income (loss) in accordance with U.S. generally accepted accounting principles (“GAAP”).

•

Same Store Growth: There are 26 properties encompassing 8,871 units of apartment space in our same store pool for the years ended December 31, 2017 and 2016 (our “2016-2017 Same Store” properties). For our 2016-2017 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

Operating Metric		2017	2016	% Change
Occupancy	(1)	94.0%	93.6%	0.4%
Average Effective Monthly Rent Per Unit	(2)	$901	$863	4.4%
Rental income (in thousands)		$87,677	$82,509	6.3%
Other income (in thousands)		$13,849	$12,415	11.6%
(1)	Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.
(2)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•

Buyout of Noncontrolling Interests in the Portfolio: On June 30, 2017, we and the OP entered into a contribution agreement (the “Contribution Agreement”) with BH Equities, LLC and its affiliates (collectively, “BH Equity”), whereby we purchased 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout”), for total consideration of approximately $51.7 million (the “Purchase Amount”). The Purchase Amount consisted of approximately $49.7 million in cash that was paid on June 30, 2017 and 73,233 OP Units (initially valued at $2.0 million) that were issued on August 1, 2017. The number of OP Units issued was calculated by dividing $2.0 million by the midpoint of the range of our net asset value as publicly disclosed in connection with the release of our second quarter of 2017 earnings results, which was $27.31 per share. See Note 10 to our combined consolidated financial statements for additional information.

•

Renovations: For the properties in our Portfolio as of December 31, 2017, we completed full and partial renovations on 1,408 units at an average cost of $4,897 per renovated unit. Since inception, for the properties in our Portfolio as of December 31, 2017, we have completed full and partial renovations on 4,374 units at an average cost of $4,962 per renovated unit that has been leased as of December 31, 2017. We have achieved average rent growth of 10.8%, or a $90 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2017, resulting in a return on investment on capital expended for interior renovations of 21.0%.

•

Dividends: We declared dividends totaling $19.5 million, or $0.91 per share. During the fourth quarter of 2017, we increased our quarterly dividend for the second time since the Spin-Off to $0.25 per share, which was an increase of $0.03 per share, or a 13.6% increase, over our previous quarterly dividends declared in 2017. The increase in our quarterly dividend to $0.25 per share is an increase of $0.044 per share, or a 21.4% increase, over our historical quarterly dividends declared since the Spin-Off through the third quarter of 2016. Our fourth quarter dividend equates to a 3.6% annualized yield based on our closing share price of $27.94 on December 31, 2017.

•	Financings:
•

Freddie Refinance. On June 30, 2017, we entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of our properties, replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”). The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties. Freddie Mac, who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). We used approximately $16.3 million of proceeds from the Freddie Refinance to fund a portion of the BH Buyout.

•

2017 Bridge Facility. On June 30, 2017, we, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank National Association (“KeyBank”). We drew $44.5 million to fund a portion of the purchase price of Rockledge Apartments and $21.4 million to fund a portion of the BH Buyout. In July 2017, we used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. In October 2017, we used proceeds from the sale of the NAVA Portfolio to pay down $46.0 million on the 2017 Bridge Facility, bringing the outstanding principal balance to $8.6 million as of December 31, 2017, and also extended the maturity date to March 31, 2018. In February 2018, we used proceeds from the sale of Timberglen to pay the remaining $8.6 million outstanding on the 2017 Bridge Facility, which retired the bridge facility. See Notes 5, 6, 10 and 13 to our combined consolidated financial statements for additional information.

•

$30 Million Credit Facility. On December 29, 2016, we, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, we drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at our properties. In April 2017, we used cash on hand plus our share of the proceeds, net of distributions to noncontrolling interests, from four properties we sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, we drew $11.0 million to fund a portion of the BH Buyout. As of December 31, 2017, we had $30.0 million outstanding under the $30 Million Credit Facility. See Notes 5, 6 and 10 to our combined consolidated financial statements for additional information.

•

Interest Rate Swaps: We, through the OP, entered into three interest rate swap transactions with a combined notional amount of $250.0 million. As of December 31, 2017, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million at a weighted average fixed rate of 1.3388%, effectively fixing the interest rate on approximately 92% of our $703.1 million of floating rate mortgage debt outstanding as of December 31, 2017. As of December 31, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.24%. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Notes 6 and 7 to our combined consolidated financial statements for additional information.

•

Cash Position: At December 31, 2017, we had $43.2 million of cash on our balance sheet, of which $5.2 million was reserved for future renovations and $22.0 million for lender required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected excess cash flows from operations, to meet our near term obligations, service our debt, pay distributions and make opportunistic acquisitions.

Our Real Estate Portfolio

As of December 31, 2017, we owned 33 properties representing 11,775 units in seven states that were approximately 93.8% occupied with a weighted average monthly effective rent per occupied apartment unit of $948. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 3, 4 and 5 to our combined consolidated financial statements.

We evaluate our operating performance on an individual property level and view our real estate assets as one industry segment and, accordingly, our properties are aggregated into one reportable segment.

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

•

Focusing on Multifamily Properties with a Value-Add Component. We will continue to seek opportunities to acquire multifamily properties that have a value-add component. Due to a lack of reinvestment by many prior owners, we believe these types of properties provide us the opportunity to make relatively modest capital expenditures that result in a significant increase in rents, thereby generating NOI growth, and thus higher yields and capital appreciation for our stockholders.

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

Our Adviser’s investment approach combines its management team’s experience with a structure that emphasizes thorough market research, local market knowledge, underwriting discipline and risk management in evaluating potential investments with a goal of maximizing long-term stockholder value and a philosophy of thoughtful capital allocation and balance sheet management.

Acquisition and Operating Strategy

We seek primarily Class B multifamily properties that are priced at a discount to replacement cost. We believe that through the implementation of our value-add program we will be able to grow the NOI of these types of properties significantly in the first three years of ownership and thus these types of acquisitions will be accretive over the long-term to our FFO, Core FFO and AFFO (see definitions of these non-GAAP measures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). As we progress through the real estate cycle, finding these opportunities will become more difficult. However, we will continue to take a disciplined approach to acquisitions by primarily pursuing these types of opportunities. Our Adviser’s investment approach includes active management of each property acquired. Our Adviser believes that active management is critical to creating value. Prior to the purchase of a property, BH and our Adviser generally tour each property and develop a business strategy for the property. This includes a forecast of the action items to be taken and the capital needed to achieve the anticipated returns. Our Adviser reviews such property-level business strategies on an ongoing basis to anticipate changes or opportunities in the market. In an effort to keep properties in compliance with our underwriting standards and management strategies, our Adviser remains involved throughout the investment life cycle of each acquired property and actively consults with BH throughout the holding period.

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

Value-Add Strategy

We will continue to implement our value-add strategy at our properties where we believe we can achieve a significant increase in rents above what would otherwise be the case with purely organic market increases. Our value-add program has three components: 1) improvement of exteriors and common areas, 2) improvement of interiors and 3) management and cost improvements.

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscaping and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2017, with the exception of the properties we acquired in 2017, we have renovated the exteriors and common areas at substantially all of the properties in our Portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards and 5) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. For the properties in our Portfolio as of December 31, 2017, we have completed interior renovations on 4,374 units out of our 11,775 total units with an average monthly rental increase per unit of $90 and an average cost of $4,962 per renovated unit that has been leased as of December 31, 2017. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2017, we had reserved approximately $5.2 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 800 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Financing Strategy

We intend to use leverage in making our investments with an objective of maintaining a strong balance sheet and providing liquidity to grow the Portfolio. We are currently targeting a reduction in leverage to 40-45% loan-to-value (outstanding principal balance to enterprise value) over time through increasing the value of our properties and refinancing properties we intend to hold longer-term. However, we are not subject to any limitations on the amount of leverage we may use, and, accordingly, the amount of leverage we use may be significantly less or greater than what we currently anticipate. We currently are meeting our short-term liquidity needs through our cash and cash equivalents and cash flows from operations.

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

We typically use floating rate debt with interest rate swaps and interest rate caps as opposed to using fixed rate debt. We believe this is a more sensible and flexible way to utilize leverage, while limiting our interest rate risk in our strategy as we attempt to increase the value of each property over the course of three years after acquisition through our value-add program. Fixed rate financing is typically more expensive and less flexible since there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing the debt prior to maturity. To the extent we intend to hold a property longer-term, we will reassess the use of refinancing with fixed rate debt.

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•	manages approximately 77,000 multifamily properties in 21 states and has managed multifamily communities for 25 years;
•	brings a scale of operations we could not otherwise achieve for approximately 3% of gross income, which is the contracted amount we pay for its property management services;
•

has current operations in all of our current and desired markets, allowing us greater scale when entering new markets or allowing us to make investments in non-core markets without making substantial investments in management infrastructure in those markets;

•	has a construction management operation and has substantial experience in renovating Class B multifamily units;
•	its scale allows it to get highly competitive pricing as it pertains to the costs of our value-add program, increasing our return on investment for renovations;
•	helps us source and underwrite opportunities as well as assist in due diligence of properties prior to closing;
•	assists in locating potential buyers for our properties;
•	its size, scale and experience allows it to keep costs low and maximize rents and occupancy; and
•	has proved successful in driving other revenue growth at properties it manages.

Our Structure

The following chart shows our ownership structure.

*	An affiliate of BH Equities, LLC is the property manager for all of our properties.

Our Adviser

We are externally managed by our Adviser pursuant to the Advisory Agreement, by and among the OP, our Adviser, and us. Our Adviser was organized on September 5, 2014 and is an affiliate of Highland. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders as further described under “Our Advisory Agreement” below. The members of our Adviser’s management team are Jim Dondero, Brian Mitts, Matt McGraner, Matthew Goetz and Scott Ellington, all of which are employed by our Adviser or its affiliates.

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
•

monitoring our compliance with regulatory requirements, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, New York Stock Exchange (“NYSE”) rules and regulations of the Code to maintain our status as a REIT;

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

“Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets (see below) before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program).

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

When applicable, our Adviser prepares a statement documenting all expenses incurred during each month, and delivers such statement to us within 15 business days after the end of each month. When submitted for reimbursement, such expenses are reimbursed by us no later than the 15th business day immediately following the date of delivery of such statement of expenses to us.

All expenses payable by us or reimbursable to our Adviser pursuant to the agreement will not be in amounts greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s length basis. Our Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on our behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future.

Expense Cap. Reimbursement of Adviser Operating Expenses under the Advisory Agreement, advisory and administrative fees paid to our Adviser and corporate general and administrative expenses such as audit, legal, listing and Board fees and equity-based compensation expense recognized under a long-term incentive plan will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 12, 2018, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term that expires on March 16, 2019.

The Advisory Agreement may be terminated at any time, without payment of any penalty to our Adviser, by vote of our Board or stockholders, or by our Adviser, in each case on not more than 60 days’ nor less than 30 days’ prior written notice to the other party. The Advisory Agreement shall automatically and immediately terminate in the event of its “assignment” (as defined in the 1940 Act).

Amendment. The Advisory Agreement may only be amended, waived, discharged or terminated in writing signed by the party against which enforcement of the amendment, waiver, discharge or termination is sought.

Limitations on Receiving Shares. The ability of our Adviser to receive shares of our common stock as payment for all or a portion of the advisory and administrative fees due under the terms of our Advisory Agreement will be subject to the following limitations: (1) the ownership of shares of common stock by our Adviser may not violate the ownership limitations set forth in our charter, after giving effect to any exception from such ownership limitations that our Board may grant to our Adviser or its affiliates and (2) compliance with all applicable restrictions under the U.S. federal securities laws and the NYSE rules. To the extent that payment of any fee in shares of our common stock would result in a violation of the ownership limits set forth in our charter (taking into account any applicable waiver or any restrictions imposed under the U.S. federal securities laws or NYSE rules), all or a portion of such fee payable to our Adviser will be payable in cash to the extent necessary to avoid such violation.

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

Other Activities of our Adviser and its Affiliates. Our Adviser and its affiliates expect to engage in other business ventures, and as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the Advisory Agreement, our Adviser will be required to devote sufficient resources to our administration to discharge its obligations.

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

Additionally, BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties.

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

If a management agreement is terminated by the entity that owns the property for any reason, or if it is terminated by BH due to our default or due to the destruction, condemnation or taking by eminent domain of a property, the entity that owns the property will be required to pay damages to BH. Such damages will be equal to the management fee earned by BH for the calendar month immediately preceding the month in which the notice of termination is given, multiplied by the number of months and/or portions thereof remaining from the termination date until the end of the initial term or term year in which the termination occurred.

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

Our Sponsor

Highland is an SEC-registered investment adviser, which, together with its affiliates, including our Adviser, had approximately $13.8 billion in assets under management as of December 31, 2017. Highland is one of the most experienced global alternative credit managers. The firm invests in various credit and equity strategies through hedge funds, long-only funds, separate accounts, collateralized loan obligations, non-traded funds, publicly traded funds, closed-end funds, mutual funds and ETFs, and manages strategies such as distressed-for-control private equity, oil and gas, direct real estate, real estate credit and originated or structured real estate credit investments. The members of Highland’s real estate team, both during their tenure at Highland and in their previous roles before joining Highland, and employees of BH have a long history of investing in real estate and debt related to real estate properties.

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

Employees

Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We expect we will only have accounting employees while the Advisory Agreement is in effect. As of December 31, 2017, we had two employees.

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

Risks Related to Our Business and Industry

Unfavorable market and economic conditions in the United States and globally and in the specific markets or submarkets where our properties are located could adversely affect occupancy levels, rental rates, rent collections, operating expenses and the overall market value of our assets, and impair our ability to sell, recapitalize or refinance our assets.

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, our rental rates, rent collections, operating expenses, the market value of our properties and our ability to strategically acquire, dispose, recapitalize or refinance our multifamily properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates is adversely affected by increases in supply of multifamily communities in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, a recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including debt service and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our multifamily properties would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our assets. Factors that may affect our occupancy levels, our revenues, our NOI and/or the value of our properties include the following, among others:

•	downturns in global, national, regional and local economic conditions;
•	declines in the financial condition of our residents, which may make it more difficult for us to collect rents from these residents;
•	the inability or unwillingness of our residents to pay rent increases;
•	a decline in household formation;
•	a decline in employment or lack of employment growth;
•	an oversupply of, or a reduced demand for, apartment homes;
•	changes in market rental rates in our core markets;
•	our ability to renew leases or re-lease space on favorable terms;
•	the timing and costs associated with property improvements, repairs and renovations;
•	declines in mortgage interest rates, making home and condominium ownership more affordable;
•	changes in home loan lending practices, including the easing of credit underwriting standards, increasing the availability of home loans and thereby reducing demand for apartment homes;
•	government or builder incentives which enable first-time homebuyers to put little or no money down, making alternative housing options more attractive;
•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and
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

As of December 31, 2017, we had approximately $659.5 million and $102.9 million of outstanding consolidated indebtedness under our Freddie Mac and Fannie Mae mortgage loans, respectively. We rely on national and regional institutions, including Freddie Mac and Fannie Mae, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is significant uncertainty regarding the futures of Freddie Mac and Fannie Mae. Should Freddie Mac and Fannie Mae have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

The relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in occupancy rates.

The relatively low residential mortgage interest rates currently available and government-sponsored programs to promote home ownership have resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the occupancy rates of our properties.

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

As of December 31, 2017, approximately $741.7 million of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2017, seven interest rate swap agreements, with a combined notional amount of $650.0 million and terms expiring in 2021 and 2022, effectively fix the interest rate on $650.0 million, or 92%, of our $703.1 million of floating rate mortgage debt outstanding. As of December 31, 2017, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $273.5 million of our floating rate mortgage debt outstanding at a weighted average rate of 4.26% for the term of the agreements, which is generally 3-4 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt and would adversely affect cash flow and our ability to service our indebtedness and to make distributions to our stockholders, which could adversely affect the market price of our common stock.

We are subject to certain risks associated with selling apartment communities, which could limit our operational and financial flexibility.

We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our assets. We are also subject to the following risks in connection with sales of our apartment communities:

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

We may be subject to risks involved in real estate activity through joint ventures.

We may acquire properties through joint ventures when we believe circumstances warrant the use of such structures. Joint venture investments involve risks, including: the possibility that joint venture partners might refuse to make capital contributions when due; that we may be responsible to joint venture partners for indemnifiable losses; that joint venture partners might at any time have business or economic goals which are inconsistent with ours; and that joint venture partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, joint venture partners may fail to meet their obligations to the joint venture as a result of financial distress or otherwise, and we would be forced to make contributions to maintain the value of the property. To the extent joint venture partners do not meet their obligations to the joint venture or they take action inconsistent with the interests of the joint venture, we could be adversely affected.

If we acquire properties through joint ventures, we may be required to make decisions jointly with the other investors who have interests in the respective joint ventures. We might not have the same interests as the other investors in relation to these decisions or transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

In addition, various restrictive provisions and third-party rights, including consent rights to certain transactions, may apply to sales or transfers of interests in joint ventures. Consequently, decisions to buy or sell interests in a property or properties relating to joint ventures may be subject to the prior consent of other investors. These restrictive provisions and third-party rights would potentially preclude us from achieving full value of the properties because of our inability to obtain the necessary consents to sell or transfer the interests.

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

We could remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year following the fifth anniversary of becoming a public company, (2) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (4) the date on which we have, during the preceding three year period, issued more than $1.0 billion in non-convertible debt. Under the JOBS Act, emerging growth companies are not required to, among others, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), (2) provide certain disclosures relating to executive compensation generally required for larger public companies or (3) hold stockholder advisory votes on executive compensation. We intend to take advantage of the JOBS Act exemptions that are applicable to us. Some investors may find our common stock less attractive as a result.

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

Although we are an Emerging Growth Company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and place additional demands on management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act and the requirements of the NYSE, with which we were not required to comply with as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of the Board and management and requires us to incur significant costs and expenses. As a result of becoming a public company, we are required to:

•	institute a more comprehensive compliance function;
•

design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service the related debt, then the amount available for distributions to stockholders may be reduced. In addition, incurring secured debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage and other secured debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other secured debt contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.

We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2017, there was $762.4 million of mortgage debt outstanding related to our Portfolio.

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
•

force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions, discussed below in “—Risks Related to Our Structure”) or in violation of certain covenants to which we may be subject;

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

We may not be able to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of the Portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

Our debt agreements include restrictive covenants, which could limit our flexibility and our ability to make distributions.

In addition to the mortgage debt outstanding related to our Portfolio, we currently have $30.0 million outstanding under the $30 Million Credit Facility and $8.6 million outstanding under the 2017 Bridge Facility. The terms of the agreements for each of these facilities contain certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur additional secured indebtedness. The facility agreements also contain customary default provisions including, among others, the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial returns to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the facility agreements, which could have a material adverse effect on our financial condition.

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

In obtaining certain non-recourse loans, we have provided our lenders with standard carve out guarantees. These guarantees are only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees). Although we believe that “bad boy” carve out guarantees are not guarantees of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guarantees. In the event such a claim were made against us under a “bad boy” carve out guarantee, following foreclosure on mortgages or related loans, and such claim were successful, our business and financial results could be materially adversely affected.

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

Risks Related to Our Structure

The lack of experience of our Adviser and property manager in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives.

Our ability to achieve our investment objectives will depend on our ability to manage and grow our business. This will depend, in turn, on our Adviser’s ability to identify, invest in and monitor properties that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to debt and/or equity financing on acceptable terms. Our Adviser has substantial responsibilities under the Advisory Agreement. The personnel of our Adviser are engaged in other business activities, which could distract them and divert their time and attention such that they can no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles managed by Highland and its affiliates. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with maintaining REIT status. Our Adviser and property manager have only limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that our Adviser or property manager will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

We depend upon key personnel of Highland Capital Management, L.P., our Adviser and its affiliates and our property manager.

We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We also depend on BH for our property management and construction services. We depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser and of our property manager to achieve our investment objectives, including Messrs. Dondero, Mitts, McGraner, Goetz and Ellington, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

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

The Advisory Agreement gives our Adviser the right to resign after giving not more than 60 nor less than 30 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 30 to 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

Additionally, pursuant to the management agreements we have entered into with BH, we pay significant fees to BH. These fees include property management fees, construction management and other customary property manager fees.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, the Board may consider internalizing the functions performed for us by our Adviser by, among other methods, acquiring our Adviser’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our Adviser could result in dilution of your interests as a stockholder and could reduce earnings per share and FFO, Core FFO and AFFO per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Adviser, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of affiliated advisers or property managers have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims that would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

Under our Advisory Agreement, our Adviser or its affiliates is entitled to fees that are structured in a manner intended to provide incentives to our Adviser to perform in our best interests and in the best interests of our stockholders. However, because our Adviser is entitled to receive substantial compensation regardless of performance, our Adviser’s interests are not wholly aligned with those of our stockholders. In that regard, our Adviser could be motivated to recommend riskier or more speculative investments that would entitle our Adviser to the highest fees. For example, because advisory and administrative fees payable to our Adviser are based on our total real estate assets, including any form of investment leverage, our Adviser may have an incentive to incur a high level of leverage or to acquire properties on less than favorable terms in order to increase the total amount of real estate assets under management. In addition, our Adviser’s ability to receive higher fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of our Adviser and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

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

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualifiy as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

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

Our OP intends to qualify as a partnership for federal income tax purposes, and intends to take that position for all income tax reporting purposes. If classified as a partnership, our OP generally will not be a taxable entity and will not incur federal income tax liability. However, our OP would be treated as a corporation for federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, because of the redemption rights of its outside limited partner, the OP’s units held by such limited partner could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. If our OP were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our Portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. For taxable years beginning after December 31, 2015, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of, will not be included in income for purposes of the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Despite our qualification as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Despite our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our TRS or any TRS we form will be subject to federal income tax and applicable state and local taxes on their net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

As a REIT, the value of non-mortgage securities we may hold in our TRSs generally may not exceed 20% of the total value of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. Under recently passed tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), the rate brackets for non-corporate taxpayers’ ordinary income are adjusted, the top tax rate is reduced from 39.6% to 37%, and ordinary REIT dividends are taxed at even lower effective rates. Under the TCJA, for taxable years beginning after December 31, 2017 and before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. At the maximum ordinary income tax rate of 37% applicable for taxable years beginning after December 31, 2017 and before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

On December 22, 2017, the TCJA was signed into law. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the TCJA eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

While the changes in the TCJA generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the TCJA.

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

We urge you to consult with your own tax advisor with respect to the status of the TCJA and any other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

U.S. Federal Income Tax Consequence of the TCJA--Legislative or Other Actions Affecting REITs

Income Tax Rates. Under the TCJA, the corporate income tax rate is reduced from a maximum marginal rate of 35% to a flat 21% rate, a 40% reduction. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, reduces some of the tax advantages that REITs have had relative to C corporations, however, this reduced corporate income tax rate will apply to income earned by our TRS. The rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests will also be reduced from 35% to 21%. The TCJA also permanently eliminates the corporate alternative minimum tax.

The TJCA also reduces the highest marginal income tax rate applicable to individuals to 37% (excluding the 3.8% Medicare tax on net investment income), a 6.6% reduction. Individuals continue to pay a maximum 20% rate on long-term capital gains and qualified dividend income. However, the TCJA also will allow non-corporate U.S. shareholders to deduct 20% of their dividends from REITs, excluding capital gain dividends and qualified dividend income (which continue to be subject to the maximum 20% rate). As a result, the qualified REIT dividends received by an individual or other non-corporate U.S. shareholder in a REIT will be subject to a maximum effective federal income tax rate of 29.6%, compared with the previously effective rate of 39.6% (plus, in each case, the 3.8% Medicare tax on net investment income). The income tax rate changes applicable to individuals apply for taxable years beginning after December 31, 2017 and before January 1, 2026.

Net Operating Loss Modifications. Net operating loss ("NOL") provisions are modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Depreciation of Real Property. The TCJA reduces the recovery period under the modified accelerated cost recovery system ("MACRS") for qualified improvement property to 15 years. Qualified improvement property is any improvement to the interior portion of a building which is non-residential real property if such improvement is placed in service after the date the building was first placed in service. The TCJA made no change to the MACRS recovery period for non-residential real property (39 years) and residential real property (27.5 years). Under the TCJA, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years).

Like-Kind Exchanges. The TCJA modifies the like-kind exchange provisions by restricting the preferential tax treatment applicable to like-kind exchanges to exchanges of real property not held primarily for sale. Previously, the like-kind exchange provisions also applied to personal property not held for sale. Accordingly, any personal property included in a real property exchange no longer will qualify for deferred treatment under these provisions. This change applies to exchanges completed after December 31, 2017. We believe that relatively little gain that we would recognize on dispositions of our real estate properties would be attributable to personal property and thus this change will not have material impact on us.

Other Provisions. The TCJA makes other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, will sunset after 2025.

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

We have listed shares of our common stock on the NYSE under the symbol “NXRT.” The price of NXRT common stock may fluctuate significantly. Further, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

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

The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board and will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board may consider relevant. The Board may modify our dividend policy from time to time.

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

Existing stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 600 million shares of capital stock, of which 500 million shares are designated as common stock and 100 million shares are designated as preferred stock. The Board may increase the number of authorized shares of capital stock without stockholder approval. The Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under a long-term incentive plan to our directors, officers and other key employees (and those of our Adviser or its affiliates and our subsidiaries), our non-employee directors, and potentially certain non-employees who perform employee-type functions; (4) issue shares to our Adviser, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of OP Units. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, existing stockholders may also experience a dilution in the book value of their investment in us.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law, or MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law. We have entered into indemnification agreements with our directors and executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken by any of our directors or officers are immune or exculpated from, or indemnified against, liability but which impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited.

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

Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that holders of “control shares” of us (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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

Risks Related to Our Spin-Off

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, our Portfolio consisted of 33 properties representing 11,775 units in seven states. The following table provides a summary of the properties in our Portfolio as of December 31, 2017:

						As of December 31, 2017
Properties by State		Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)
2016-2017 Same Store Properties
Texas
Arbors on Forest Ridge		Bedford, Texas	210	1/31/2014	$12,805	$862	96.2%	159	$3,455
Cutter's Point		Richardson, Texas	196	1/31/2014	15,845	1,063	95.4%	124	5,684
Eagle Crest		Irving, Texas	447	1/31/2014	27,325	887	93.3%	94	2,875
Silverbrook		Grand Prairie, Texas	642	1/31/2014	30,400	791	95.2%	314	3,660
Timberglen	(5)	Dallas, Texas	304	1/31/2014	16,950	836	93.4%	145	4,125
Belmont at Duck Creek		Garland, Texas	240	9/30/2014	18,525	999	95.4%	175	3,579
Heatherstone		Dallas, Texas	152	2/26/2015	9,450	839	89.5%	128	4,774
The Ashlar		Dallas, Texas	264	2/26/2015	16,235	835	91.7%	191	5,027
Versailles		Dallas, Texas	388	2/26/2015	26,165	865	94.8%	339	4,340
Venue at 8651		Fort Worth, Texas	333	10/30/2015	19,250	809	94.3%	171	5,047
Florida
The Summit at Sabal Park		Tampa, Florida	252	8/20/2014	19,050	913	92.9%	162	4,571
Courtney Cove		Tampa, Florida	324	8/20/2014	18,950	836	94.4%	121	4,558
Sabal Palm at Lake Buena Vista		Orlando, Florida	400	11/5/2014	49,500	1,167	96.8%	153	739
Cornerstone		Orlando, Florida	430	1/15/2015	31,550	927	94.4%	173	5,358
Seasons 704 Apartments		West Palm Beach, Florida	222	4/15/2015	21,000	1,076	96.4%	95	5,619
Georgia
Edgewater at Sandy Springs		Atlanta, Georgia	760	7/18/2014	58,000	940	93.8%	356	7,117
The Preserve at Terrell Mill		Marietta, Georgia	752	2/6/2015	58,000	855	93.1%	339	8,820
Tennessee
Beechwood Terrace		Antioch, Tennessee	300	7/21/2014	21,400	927	94.3%	137	6,205
Willow Grove		Nashville, Tennessee	244	7/21/2014	13,750	919	95.5%	111	5,549
Woodbridge		Nashville, Tennessee	220	7/21/2014	16,000	952	93.6%	80	7,098
Abbington Heights		Antioch, Tennessee	274	8/1/2014	17,900	890	94.2%	149	5,251
Arizona
Madera Point		Mesa, Arizona	256	8/5/2015	22,525	807	93.0%	110	3,890
The Pointe at the Foothills		Mesa, Arizona	528	8/5/2015		814	90.9%	55	1,878
North Carolina
Radbourne Lake		Charlotte, North Carolina	225	9/30/2014	24,250	1,061	93.3%	236	1,073
Timber Creek		Charlotte, North Carolina	352	9/30/2014	22,750	817	94.0%	57	4,270
Virginia
Southpoint Reserve at Stoney Creek	(5)	Fredericksburg, Virginia	156	12/18/2014	17,000	1,067	93.6%	55	7,100
Total 2016-2017 Same Store Properties			8,871		$604,575	$901	94.0%	4,229	$4,832

Non-Same Store Properties
Texas
Old Farm		Houston, Texas	734	12/29/2016	$84,721	$1,183	92.6%	—	$—
Stone Creek at Old Farm		Houston, Texas	190	12/29/2016	23,332	1,165	94.7%	—	—
Hollister Place		Houston, Texas	260	2/1/2017	24,500	959	95.0%	61	4,201
Atera Apartments		Dallas, Texas	380	10/25/2017	59,200	1,265	92.1%	—	—
Georgia
Rockledge Apartments		Marietta, Georgia	708	6/30/2017	113,500	1,149	92.9%	—	—
Arizona
The Colonnade		Phoenix, Arizona	415	10/11/2016	44,600	685	94.0%	35	10,879
Florida
Parc500		West Palm Beach, Florida	217	7/27/2016	22,421	1,179	94.9%	49	14,107
Total Non-Same Store Properties			2,904		$372,274	$1,092	93.4%	145	$9,119

Total			11,775		$976,849	$948	93.8%	4,374	$4,962

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2017, divided by the total number of units, expressed as a percentage.
(3)	Inclusive of all full and partial interior upgrades completed.
(4)	Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2017.
(5)	Properties were classified as held for sale as of December 31, 2017.

For additional information regarding our Portfolio, see Notes 3, 4 and 5 to our combined consolidated financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 12, 2018, we had 20,930,638 shares of common stock outstanding held by a total of approximately 1,123 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our common stock trades on the NYSE under the ticker symbol “NXRT.” The following tables set forth the high and low sales prices per share of our common stock reported on the NYSE for each quarter during the two most recent fiscal years:

	2016
	High	Low
Quarter ended March 31	$13.38	$10.35
Quarter ended June 30	18.54	12.88
Quarter ended September 30	21.47	18.20
Quarter ended December 31	22.38	16.67

	2017
	High	Low
Quarter ended March 31	$24.43	$22.12
Quarter ended June 30	26.10	23.72
Quarter ended September 30	26.01	22.84
Quarter ended December 31	29.40	23.03

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the index of the cumulative total stockholder return on our common shares for the measurement period commencing March 31, 2015 and ending December 31, 2017 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ), the Standard & Poor’s U.S. REIT Index and the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Distribution Activity

At present, we expect to continue our policy of paying regular quarterly cash dividends and to target a payout ratio that is less than Core FFO. However, the form, timing and/or amount of dividends will be declared at the discretion of the Board and will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, any contractual limitations and other factors as the Board may consider relevant. The Board may modify our dividend policy from time to time.

On February 12, 2018, the Board declared a dividend on our common stock for the first quarter of 2018 of $0.25 per share. The dividend will be payable on March 30, 2018 to all stockholders of record as of March 20, 2018.

The following table shows the regular dividends declared for each quarter during the two most recent fiscal years (in thousands, except per share amounts):

	2016
	Dividends Declared	Dividends Declared Per Share
First Quarter	$4,387	$0.206
Second Quarter	4,387	0.206
Third Quarter	4,380	0.206
Fourth Quarter	4,719	0.220
Total	$17,873	$0.838

	2017
	Dividends Declared	Dividends Declared Per Share
First Quarter	$4,724	$0.220
Second Quarter	4,724	0.220
Third Quarter	4,712	0.220
Fourth Quarter	5,342	0.250
Total	$19,502	$0.910

During 2017, our dividends were classified as follows for federal income tax purposes:

2017
Ordinary income	18%
Capital gains	34%
Section 1250 recapture capital gains	—%
Return of capital	48%
Total	100%

Issuer Purchases of Equity Securities – Common stock

The following table provides information on our purchases of equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	308,313	$19.27	308,313	$24.1
October 1 – October 31	36,500	23.43	36,500	23.2
November 1 – November 30	9,704	23.31	9,704	23.0
December 1 – December 31	—	—	—	23.0
Balance as of December 31, 2017	354,517	$19.81	354,517	$23.0
(1)

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that expires on June 15, 2018.

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

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Net real estate investments (1)	$991,156	$963,037	$902,882	$628,526	$8,973
Total assets	1,055,375	1,035,397	970,060	692,725	11,232
Mortgage debt, net (1)	754,405	423,138	676,324	482,344	—
Credit and bridge facilities, net	38,419	340,366	28,805	—	—
Total debt, net (1)	792,824	763,504	705,129	482,344	—
Total liabilities	813,796	779,295	721,122	495,201	69
Redeemable noncontrolling interests in the Operating Partnership	2,135	—	—	—	—
Noncontrolling interests	—	24,558	27,390	21,281	—
Stockholders' equity	239,444	231,544	221,548	176,243	11,163

	For the Year Ended December 31,
	2017	2016	2015 (2)	2014 (2)	2013 (2)
Operating Data
Total revenues	$144,235	$132,848	$117,658	$43,150	$316
Net income (loss)	56,359	25,888	(10,992)	(17,533)	(170)
Net income (loss) attributable to common stockholders	53,374	21,882	(10,832)	(15,601)	(170)
Earnings (loss) per weighted average common share - basic	2.53	1.03	(0.51)	(0.73)	(0.01)
Earnings (loss) per weighted average common share - diluted	2.49	1.03	(0.51)	(0.73)	(0.01)
Weighted average common shares outstanding - basic	21,057	21,232	21,294	21,294	21,294
Weighted average common shares outstanding - diluted	21,399	21,314	21,294	21,294	21,294

Cash Flow Data
Cash flows provided by operating activities	$37,506	$33,776	$34,514	$10,070	$28
Cash flows provided by (used in) investing activities	2,324	(51,904)	(283,000)	(599,078)	(9,117)
Cash flows provided by (used in) financing activities	(51,843)	10,294	251,102	647,262	11,314

Other Data
Dividends declared per common share	$0.910	$0.838	$0.618	$—	$—

FFO attributable to common stockholders (3)	$25,051	$31,016	$25,639	$3,549	$(28)
FFO per share - basic	1.19	1.46	1.20	0.17	(0.00)
FFO per share - diluted	1.17	1.46	1.20	0.17	(0.00)

Core FFO attributable to common stockholders (3)	$30,435	$31,347	$28,944	$11,162	$109
Core FFO per share - basic	1.45	1.48	1.36	0.52	0.01
Core FFO per share - diluted	1.42	1.47	1.36	0.52	0.01

AFFO attributable to common stockholders (3)	$35,059	$33,455	$29,933	$11,460	$109
AFFO per share - basic	1.66	1.58	1.41	0.54	0.01
AFFO per share - diluted	1.64	1.57	1.41	0.54	0.01

(1)	Includes amounts classified as held for sale, where applicable.
(2)

We began operations on March 31, 2015, as described above, and therefore we had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the combined consolidated statements of operations and comprehensive income (loss), we have presented basic and diluted earnings (loss), FFO, Core FFO and AFFO per share as if the operating activities of our predecessor were those of us and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off.

(3)

FFO, Core FFO and AFFO are non-GAAP measures. For definitions of these non-GAAP measures, as well an explanation of why we believe these measures are useful and reconciliations to the most directly comparable GAAP financial measures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Overview

As of December 31, 2017, our Portfolio consisted of 33 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 11,775 units of apartment space that was approximately 93.8% leased with a weighted average monthly effective rent per occupied apartment unit of $948. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2017, there were 21,116,902 OP Units outstanding, of which 21,043,669, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10 to our combined consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the NOI at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 12, 2018 for a one-year term set to expire on March 16, 2019. The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of our Sponsor.

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
On June 30, 2017, we and the OP entered into the Contribution Agreement with BH Equity, whereby we purchased 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout”), for total consideration of approximately $51.7 million (the “Purchase Amount”). The Purchase Amount consisted of approximately $49.7 million in cash that was paid on June 30, 2017 and 73,233 OP Units (initially valued at $2.0 million) that were issued on August 1, 2017. The number of OP Units issued was calculated by dividing $2.0 million by the midpoint of the range of our net asset value as publicly disclosed in connection with the release of our second quarter of 2017 earnings results, which was $27.31 per share. We financed the cash portion of the Purchase Amount with $21.4 million of proceeds from the 2017 Bridge Facility, $16.3 million of proceeds from the Freddie Refinance, $11.0 million of proceeds from the $30 Million Credit Facility and $1.0 million of cash on hand. See Notes 6 and 10 to our combined consolidated financial statements for additional information.

In connection with the issuance of OP Units to BH Equity on August 1, 2017, we and the OP amended the partnership agreement of the OP (the “Amendment”). Pursuant to the Amendment, limited partners holding OP Units have the right to cause the OP to redeem their units for cash or, at our election, shares of our common stock on a one-for-one basis, subject to adjustment, as provided in the Amendment, provided that the units have been outstanding for at least one year. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of our common stock to the redeeming limited partner would (1) be prohibited, as determined in our sole discretion, under our charter or (2) cause the acquisition of common stock by such redeeming limited partner to be "integrated" with any other distribution of our common stock for purposes of complying with the Securities Act of 1933, as amended. Accordingly, we record the OP Units held by noncontrolling limited partners outside of permanent equity and report the OP Units at the greater of their carrying value or their redemption value using our stock price at each balance sheet date. See Note 10 to our combined consolidated financial statements for additional information.

On June 30, 2017, we entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of our properties, replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under the $300 Million Credit Facility, which retired the $300 Million Credit Facility. The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the combined consolidated statements of operations and comprehensive income (loss). Freddie Mac, who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). The additional proceeds from the Freddie Refinance were used to fund a portion of the BH Buyout. The Freddie Refinance effectively lowered the borrowing spread on $468.4 million of our floating rate debt by approximately 57 basis points, or $2.7 million on an annualized basis. See Note 6 to our combined consolidated financial statements for additional information.

During the year ended December 31, 2017, we, through the OP, entered into three interest rate swap transactions with a combined notional amount of $250.0 million. As of December 31, 2017, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million at a weighted average fixed rate of 1.3388%, effectively fixing the interest rate on approximately 92% of our $703.1 million of floating rate mortgage debt outstanding as of December 31, 2017. As of December 31, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.24% (see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” below, and Notes 6 and 7 to our combined consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2017, 2016 and 2015.

Hurricanes Harvey and Irma

In August and September 2017, parts of Texas and Florida were hit by two hurricanes, causing severe property damage in the affected areas. As of December 31, 2017, we owned three properties in the Houston area, two properties in the Miami area, two properties in the Tampa Bay area, and two properties in the Orlando area. Our properties in these areas suffered minimal damage that was a direct result of the hurricanes, totaling approximately $85,000.

Components of Our Revenues and Expenses

Revenues

Rental income. Our earnings are primarily attributable to the rental revenue from our multifamily properties. We anticipate that the leases we enter into for our multifamily properties will typically be for one year or less on average.

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

Acquisition costs. Acquisition costs include the costs to acquire additional properties. On October 1, 2016, we early adopted Accounting Standards Update (“ASU”) 2017-01, which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Prior to our adoption of ASU 2017-01, acquisition costs were expensed as incurred. We believe most future acquisition costs will be capitalized in accordance with ASU 2017-01 (see Note 2 to our combined consolidated financial statements).

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property.

Property management fees. Property management fees include fees paid to BH, our property manager, or other third party management companies we may engage for managing each property (see Note 11 to our combined consolidated financial statements).

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 11 to our combined consolidated financial statements).

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to the Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by the Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

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

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

The year ended December 31, 2017 as compared to the year ended December 31, 2016

The following table sets forth a summary of our operating results for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change
Total revenues	$144,235	$132,848	$11,387
Total expenses	(130,946)	(111,003)	(19,943)
Operating income	13,289	21,845	(8,556)
Interest expense	(29,576)	(20,167)	(9,409)
Loss on extinguishment of debt and modification costs	(5,719)	(1,722)	(3,997)
Gain on sales of real estate	78,365	25,932	52,433
Net income	56,359	25,888	30,471
Net income attributable to noncontrolling interests	2,836	4,006	(1,170)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	149	—	149
Net income attributable to common stockholders	$53,374	$21,882	$31,492

The change in our net income for the year ended December 31, 2017 as compared to the net income for the year ended December 31, 2016 primarily relates to increases in gain on sales of real estate and same store operating results, and was partially offset by increases in depreciation and amortization expense, interest expense and loss on extinguishment of debt and modification costs. The change in our net income between the periods was also due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions (we acquired one property in the third quarter of 2016, three properties in the fourth quarter of 2016, one property in the first quarter of 2017, one property in the second quarter of 2017 and one property in the fourth quarter of 2017; we sold three properties in the second quarter of 2016, four properties in the third quarter of 2016, four properties in the second quarter of 2017 and five properties in the third quarter of 2017).

Revenues

Rental income. Rental income was $125.0 million for the year ended December 31, 2017 compared to $115.4 million for the year ended December 31, 2016, which was an increase of approximately $9.6 million. The increase between the periods was primarily due to a 7.7% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $948 as of December 31, 2017 from $880 as of December 31, 2016, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was also due to an increase in the occupancy rate of the Portfolio of 0.4% to 93.8% as of December 31, 2017 from 93.4% as of December 31, 2016.

Other income. Other income was $19.2 million for the year ended December 31, 2017 compared to $17.4 million for the year ended December 31, 2016, which was an increase of approximately $1.8 million. The increase between the periods was primarily due to a $1.1 million, or 11.3%, increase in utility reimbursements and a $0.5 million, or 56.1%, increase in other resident charges.

Expenses

Property operating expenses. Property operating expenses were $38.9 million for the year ended December 31, 2017 compared to $38.2 million for the year ended December 31, 2016, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to a $1.0 million, or 8.8%, increase in repairs and maintenance costs, partially offset by a $0.4 million increase in casualty recoveries.

Acquisition costs. No acquisition costs were expensed for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, we acquired three properties and capitalized all acquisition costs incurred. During the year ended December 31, 2016, we acquired four properties; we expensed the acquisition costs related to one acquisition and capitalized acquisition costs of approximately $0.7 million related to three acquisitions (for more information on our accounting policy related to acquisition costs, see Note 2 to our combined consolidated financial statements). Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition. We believe most future acquisition costs will be capitalized.

Real estate taxes and insurance. Real estate taxes and insurance costs were $19.2 million for the year ended December 31, 2017 compared to $16.1 million for the year ended December 31, 2016, which was an increase of approximately $3.1 million. The increase between the periods was primarily due to a $2.8 million, or 20.3%, increase in property taxes and a $0.3 million, or 13.6%, increase in property liability insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $4.3 million for the year ended December 31, 2017 compared to $4.0 million for the year ended December 31, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $7.4 million for the year ended December 31, 2017 compared to $6.8 million for the year ended December 31, 2016, which was an increase of approximately $0.6 million. The amount incurred during the years ended December 31, 2017 and 2016 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $2.0 million and $1.4 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which our Adviser has elected to receive fees on, and the timing of the acquisitions (we acquired one property in July 2016 and one property in October 2016 that our Adviser elected to receive advisory and administrative fees on). For the year ended December 31, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017, the property we acquired in June 2017 and the property we acquired in October 2017, which are considered to be permanently waived for the period. For the year ended December 31, 2016, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $6.3 million for the year ended December 31, 2017 compared to $4.0 million for the year ended December 31, 2016, which was an increase of approximately $2.3 million. The increase between periods primarily relates to $3.1 million of equity-based compensation expense recognized during the year ended December 31, 2017 related to the grants of restricted stock units to our directors and officers pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $0.8 million of equity-based compensation expense recognized during the year ended December 31, 2016 (see Note 8 to our combined consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $6.2 million for the year ended December 31, 2017 compared to $5.9 million for the year ended December 31, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.3 million, or 24.4%, increase in advertising and promotional costs.

Depreciation and amortization. Depreciation and amortization costs were $48.8 million for the year ended December 31, 2017 compared to $35.6 million for the year ended December 31, 2016, which was an increase of approximately $13.2 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $8.9 million related to seven properties for the year ended December 31, 2017 compared to $1.4 million related to five properties for the year ended December 31, 2016, which was an increase of approximately $7.5 million, as well as the acquisition of three properties subsequent to December 31, 2016. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The increase between the periods was partially offset by a reduction in depreciation expense related to the disposition of nine properties subsequent to December 31, 2016.

Other Income and Expense

Interest expense. Interest expense was $29.6 million for the year ended December 31, 2017 compared to $20.2 million for the year ended December 31, 2016, which was an increase of approximately $9.4 million. The increase between the periods was primarily due to an increase in interest on debt and a reduction in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below), as shown in the table below. The following table details the various costs included in interest expense for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change
Interest on debt	$26,268	$19,390	$6,878
Amortization of deferred financing costs	1,995	1,423	572
Interest rate swaps - effective portion	1,113	995	118
Interest rate swaps - ineffective portion	(309)	(1,683)	1,374
Interest rate caps expense	509	42	467
Total	$29,576	$20,167	$9,409

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $5.7 million for the year ended December 31, 2017 compared to $1.7 million for the year ended December 31, 2016, which was an increase of approximately $4.0 million. The increase between the periods was primarily due to increases in prepayment penalties of approximately $1.9 million and debt modification expenses of approximately $1.8 million. During the years ended December 31, 2017 and 2016, we sold nine properties and seven properties, respectively. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change
Prepayment penalties	$2,701	$827	$1,874
Write-off of deferred financing costs	1,003	698	305
Debt modification costs	2,015	197	1,818
Total	$5,719	$1,722	$3,997

Gain on sales of real estate. Gain on sales of real estate was $78.4 million for the year ended December 31, 2017 compared to $25.9 million for the year ended December 31, 2016, which was an increase of approximately $52.5 million. During the year ended December 31, 2017, we sold nine properties; during the year ended December 31, 2016, we sold seven properties.

The year ended December 31, 2016 as compared to the year ended December 31, 2015

The following table sets forth a summary of our operating results for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change
Total revenues	$132,848	$117,658	$15,190
Total expenses	(111,003)	(110,181)	(822)
Operating income	21,845	7,477	14,368
Interest expense	(20,167)	(17,817)	(2,350)
Loss on extinguishment of debt and modification costs	(1,722)	(652)	(1,070)
Gain on sales of real estate	25,932	—	25,932
Net income (loss)	25,888	(10,992)	36,880
Net income (loss) attributable to noncontrolling interests	4,006	(160)	4,166
Net income (loss) attributable to common stockholders	$21,882	$(10,832)	$32,714

The change in our net income (loss) for the year ended December 31, 2016 as compared to the net income (loss) for the year ended December 31, 2015 primarily relates to increases in gain on sales of real estate and same store operating results and decreases in depreciation and amortization expense, and was partially offset by increases in corporate general and administrative expenses, interest expense and loss on extinguishment of debt and modification costs. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2015 and 2016 and the timing of the transactions (we acquired six properties in the first quarter of 2015, one property in the second quarter of 2015, two properties in the third quarter of 2015, one property in the fourth quarter of 2015, one property in the third quarter of 2016 and three properties in the fourth quarter of 2016; we sold three properties in the second quarter of 2016 and four properties in the third quarter of 2016).

Revenues

Rental income. Rental income was $115.4 million for the year ended December 31, 2016 compared to $103.8 million for the year ended December 31, 2015, which was an increase of approximately $11.6 million. The increase between the periods was primarily due to a 9.4% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $880 as of December 31, 2016 from $804 as of December 31, 2015, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was partially offset by a decrease in the occupancy rate of the Portfolio of 0.7% to 93.4% as of December 31, 2016 from 94.1% as of December 31, 2015.

Other income. Other income was $17.4 million for the year ended December 31, 2016 compared to $13.9 million for the year ended December 31, 2015, which was an increase of approximately $3.5 million. The increase between the periods was primarily due to a $1.8 million, or 23.3%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $38.2 million for the year ended December 31, 2016 compared to $34.3 million for the year ended December 31, 2015, which was an increase of approximately $3.9 million. The increase between the periods was primarily due to a $3.4 million, or 14.1%, increase in total repairs and maintenance and labor costs.

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

Real estate taxes and insurance. Real estate taxes and insurance costs were $16.1 million for the year ended December 31, 2016 compared to $15.2 million for the year ended December 31, 2015, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to a $1.3 million, or 11.0%, increase in property taxes, partially offset by a $0.6 million, or

24.5%, reduction in property liability insurance costs. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $4.0 million for the year ended December 31, 2016 compared to $3.5 million for the year ended December 31, 2015, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $6.8 million for the year ended December 31, 2016 compared to $5.6 million for the year ended December 31, 2015, which was an increase of approximately $1.2 million. The amount incurred during the years ended December 31, 2016 and 2015 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.4 million and $0.2 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. The increase in advisory and administrative fees on New Assets between the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which our Adviser has elected to receive fees on, and the timing of the acquisitions (we acquired two properties in August 2015, one property in October 2015, one property in July 2016, and one property in October 2016 that our Adviser elected to receive advisory and administrative fees on). For the year ended December 31, 2016, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.0 million for the year ended December 31, 2016 compared to $2.5 million for the year ended December 31, 2015, which was an increase of approximately $1.5 million. The increase between periods primarily relates to $0.8 million of equity-based compensation expense recognized during the year ended December 31, 2016 related to the grants of restricted stock units to our directors and officers pursuant to our 2016 LTIP (see Note 8 to our combined consolidated financial statements). Additionally, prior to the completion of the Spin-Off on March 31, 2015, we did not incur any corporate general and administrative expenses. Corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $5.9 million for the year ended December 31, 2016 compared to $5.4 million for the year ended December 31, 2015, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a $0.2 million, or 10.6%, increase in advertising and promotional costs.

Depreciation and amortization. Depreciation and amortization costs were $35.6 million for the year ended December 31, 2016 compared to $40.8 million for the year ended December 31, 2015, which was a decrease of approximately $5.2 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $1.4 million related to five properties for the year ended December 31, 2016 compared to $12.1 million related to 32 properties for the year ended December 31, 2015, which was a decrease of approximately $10.7 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between the periods was partially offset by the additional depreciation expense related to the acquisition of four properties in 2016 and capitalized expenditures primarily related to our value-add program.

Other Income and Expense

Interest expense. Interest expense was $20.2 million for the year ended December 31, 2016 compared to $17.8 million for the year ended December 31, 2015, which was an increase of approximately $2.4 million. The increase between the periods was primarily due to an increase in interest on debt, partially offset by the net impact of changes in fair value of our interest rate swap derivatives designated as cash flow hedges (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below), as shown in the table below. The following table details the various costs included in interest expense for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change
Interest on debt	$19,390	$16,451	$2,939
Amortization of deferred financing costs	1,423	1,081	342
Interest rate swaps - effective portion	995	—	995
Interest rate swaps - ineffective portion	(1,683)	—	(1,683)
Interest rate caps expense	42	285	(243)
Total	$20,167	$17,817	$2,350

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $1.7 million for the year ended December 31, 2016 compared to $0.7 million for the year ended December 31, 2015, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to an increase in write-off of deferred financing costs of approximately $0.7 million, which related to the early retirement of debt from sales of properties. During the year ended December 31, 2016, we sold seven properties; we did not sell any properties during the year ended December 31, 2015. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change
Prepayment penalties	$827	$652	$175
Write-off of deferred financing costs	698	—	698
Debt modification costs	197	—	197
Total	$1,722	$652	$1,070

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

Net Operating Income for Our 2016-2017 Same Store and Non-Same Store Properties for the Years Ended December 31, 2017 and 2016

There are 26 properties encompassing 8,871 units of apartment space in our same store pool for the years ended December 31, 2017 and 2016 (our “2016-2017 Same Store” properties). Our 2016-2017 Same Store properties includes: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Abbington Heights, The Summit at Sabal Park, Courtney Cove, Radbourne Lake, Timber Creek, Belmont at Duck Creek, Sabal Palm at Lake Buena Vista, Southpoint Reserve at Stoney Creek, Cornerstone, The Preserve at Terrell Mill, The Ashlar, Heatherstone, Versailles, Seasons 704 Apartments, Madera Point, The Pointe at the Foothills and Venue at 8651.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2017 and 2016 for our 2016-2017 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues
Same Store
Rental income	$87,677	$82,509	$5,168	6.3%
Other income	13,849	12,415	1,434	11.6%
Same Store revenues	101,526	94,924	6,602	7.0%
Non-Same Store
Rental income	37,346	32,910	4,436	13.5%
Other income	5,363	5,014	349	7.0%
Non-Same Store revenues	42,709	37,924	4,785	12.6%
Total revenues	144,235	132,848	11,387	8.6%

Operating expenses
Same Store
Property operating expenses (1)	27,554	26,386	1,168	4.4%
Real estate taxes and insurance	12,300	11,518	782	6.8%
Property management fees (2)	3,051	2,851	200	7.0%
Property general and administrative expenses (3)	3,575	3,475	100	2.9%
Same Store operating expenses	46,480	44,230	2,250	5.1%
Non-Same Store
Property operating expenses (4)	11,583	11,699	(116)	-1.0%
Real estate taxes and insurance	6,861	4,544	2,317	51.0%
Property management fees (2)	1,279	1,132	147	13.0%
Property general and administrative expenses (5)	1,454	1,523	(69)	-4.5%
Non-Same Store operating expenses	21,177	18,898	2,279	12.1%
Total operating expenses	67,657	63,128	4,529	7.2%

NOI
Same Store	55,046	50,694	4,352	8.6%
Non-Same Store	21,532	19,026	2,506	13.2%
Total NOI	$76,578	$69,720	$6,858	9.8%
(1)	For the years ended December 31, 2017 and 2016, excludes approximately $(306,000) and $61,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2017 and 2016, excludes approximately $809,000 and $628,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2017 and 2016, excludes approximately $19,000 and $90,000, respectively, of casualty-related expenses.
(5)

For the years ended December 31, 2017 and 2016, excludes approximately $321,000 and $251,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and 2016-2017 Same Store NOI for the Years Ended December 31, 2017 and 2016.”

2016-2017 Same Store Results of Operations for the Years Ended December 31, 2017 and 2016

As of December 31, 2017, our 2016-2017 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $901. As of December 31, 2016, our 2016-2017 Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $863. For our 2016-2017 Same Store properties, we recorded the following operating results for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

Revenues

Rental income. Rental income was $87.7 million for the year ended December 31, 2017 compared to $82.5 million for the year ended December 31, 2016, which was an increase of approximately $5.2 million, or 6.3%. The majority of the increase is primarily related to a 4.4% increase in the weighted average monthly effective rent per occupied apartment unit to $901 as of December 31, 2017 from $863 as of December 31, 2016, as well as a 0.4% increase in occupancy.

Other income. Other income was $13.8 million for the year ended December 31, 2017 compared to $12.4 million for the year ended December 31, 2016, which was an increase of approximately $1.4 million, or 11.6%. The majority of the increase is related to a $0.8 million, or 11.9%, increase in utility reimbursements and a $0.5 million, or 80.7%, increase in other resident charges.

Expenses

Property operating expenses. Property operating expenses were $27.6 million for the year ended December 31, 2017 compared to $26.4 million for the year ended December 31, 2016, which was an increase of approximately $1.2 million, or 4.4%. The majority of the increase is related to a $0.9 million, or 11.6%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $12.3 million for the year ended December 31, 2017 compared to $11.5 million for the year ended December 31, 2016, which was an increase of approximately $0.8 million, or 6.8%. The majority of the increase is related to a $0.7 million, or 7.2%, increase in property taxes.

Property management fees. Property management fees were $3.1 million for the year ended December 31, 2017 compared to $2.9 million for the year ended December 31, 2016, which was an increase of approximately $0.2 million, or 7.0%. The majority of the increase is related to a $5.2 million, or 6.3%, increase in rental income, and a $1.4 million, or 11.6%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.6 million for the year ended December 31, 2017 compared to $3.5 million for the year ended December 31, 2016, which was an increase of approximately $0.1 million, or 2.9%.

Net Operating Income for Our 2015-2017 Same Store and Non-Same Store Properties for the Years Ended December 31, 2017, 2016 and 2015

There are 17 properties encompassing 5,546 units of apartment space in our same store pool for the years ended December 31, 2017, 2016 and 2015 (our “2015-2017 Same Store” properties). Our 2015-2017 Same Store properties includes: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Abbington Heights, The Summit at Sabal Park, Courtney Cove, Radbourne Lake, Timber Creek, Belmont at Duck Creek, Sabal Palm at Lake Buena Vista and Southpoint Reserve at Stoney Creek.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2017, 2016 and 2015 for our 2015-2017 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,			2017 compared to 2016		2016 compared to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Revenues
Same Store
Rental income	$56,438	$53,139	$49,026	$3,299	6.2%	$4,113	8.4%
Other income	8,342	7,579	6,382	763	10.1%	1,197	18.8%
Same Store revenues	64,780	60,718	55,408	4,062	6.7%	5,310	9.6%
Non-Same Store
Rental income	68,585	62,280	54,778	6,305	10.1%	7,502	13.7%
Other income	10,870	9,850	7,472	1,020	10.4%	2,378	31.8%
Non-Same Store revenues	79,455	72,130	62,250	7,325	10.2%	9,880	15.9%
Total revenues	144,235	132,848	117,658	11,387	8.6%	15,190	12.9%

Operating expenses
Same Store
Property operating expenses (1)	17,606	16,779	15,741	827	4.9%	1,038	6.6%
Real estate taxes and insurance	7,878	7,320	7,254	558	7.6%	66	0.9%
Property management fees (2)	1,947	1,823	1,651	124	6.8%	172	10.4%
Property general and administrative expenses (3)	2,257	2,151	1,973	106	4.9%	178	9.0%
Same Store operating expenses	29,688	28,073	26,619	1,615	5.8%	1,454	5.5%
Non-Same Store
Property operating expenses (4)	21,531	21,306	18,486	225	1.1%	2,820	15.3%
Real estate taxes and insurance	11,283	8,742	7,977	2,541	29.1%	765	9.6%
Property management fees (2)	2,383	2,160	1,850	223	10.3%	310	16.8%
Property general and administrative expenses (5)	2,772	2,847	2,319	(75)	-2.6%	528	22.8%
Non-Same Store operating expenses	37,969	35,055	30,632	2,914	8.3%	4,423	14.4%
Total operating expenses	67,657	63,128	57,251	4,529	7.2%	5,877	10.3%

NOI
Same Store	35,092	32,645	28,789	2,447	7.5%	3,856	13.4%
Non-Same Store	41,486	37,075	31,618	4,411	11.9%	5,457	17.3%
Total NOI	$76,578	$69,720	$60,407	$6,858	9.8%	$9,313	15.4%
(1)	For the years ended December 31, 2017, 2016 and 2015, excludes approximately $56,000, $39,000 and $12,000, respectively, of casualty-related expenses.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2017, 2016 and 2015, excludes approximately $638,000, $477,000 and $638,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2017, 2016 and 2015, excludes approximately $(343,000), $112,000 and $13,000, respectively, of casualty-related expenses/(recoveries).

(5)

For the years ended December 31, 2017, 2016 and 2015, excludes approximately $492,000, $402,000 and $471,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and 2015-2017 Same Store NOI for the Years Ended December 31, 2017, 2016 and 2015.”

2015-2017 Same Store Results of Operations for the Years Ended December 31, 2017 and 2016

As of December 31, 2017, our 2015-2017 Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $923. As of December 31, 2016, our 2015-2017 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $885. For our 2015-2017 Same Store properties, we recorded the following operating results for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

Revenues

Rental income. Rental income was $56.4 million for the year ended December 31, 2017 compared to $53.1 million for the year ended December 31, 2016, which was an increase of approximately $3.3 million, or 6.2%. The majority of the increase is primarily related to a 4.3% increase in the weighted average monthly effective rent per occupied apartment unit to $923 as of December 31, 2017 from $885 as of December 31, 2016, as well as a 0.3% increase in occupancy.

Other income. Other income was $8.3 million for the year ended December 31, 2017 compared to $7.6 million for the year ended December 31, 2016, which was an increase of approximately $0.7 million, or 10.1%. The majority of the increase is related to a $0.5 million, or 11.2%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $17.6 million for the year ended December 31, 2017 compared to $16.8 million for the year ended December 31, 2016, which was an increase of approximately $0.8 million, or 4.9%. The majority of the increase is related to a $0.6 million, or 13.0%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.9 million for the year ended December 31, 2017 compared to $7.3 million for the year ended December 31, 2016, which was an increase of approximately $0.6 million, or 7.6%. The majority of the increase is related to a $0.5 million, or 8.3%, increase in property taxes.

Property management fees. Property management fees were $1.9 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016, which was an increase of approximately $0.1 million, or 6.8%. The majority of the increase is related to a $3.3 million, or 6.2%, increase in rental income, and a $0.7 million, or 10.1%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.3 million for the year ended December 31, 2017 compared to $2.2 million for the year ended December 31, 2016, which was an increase of approximately $0.1 million, or 4.9%.

2015-2017 Same Store Results of Operations for the Years Ended December 31, 2016 and 2015

As of December 31, 2016, our 2015-2017 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $885. As of December 31, 2015, our 2015-2017 Same Store properties were approximately 94.9% leased with a weighted average monthly effective rent per occupied apartment unit of $827. For our 2015-2017 Same Store properties, we recorded the following operating results for the year ended December 31, 2016 as compared to the year ended December 31, 2015:

Revenues

Rental income. Rental income was $53.1 million for the year ended December 31, 2016 compared to $49.0 million for the year ended December 31, 2015, which was an increase of approximately $4.1 million, or 8.4%. The majority of the increase is primarily related to a 7.0% increase in the weighted average monthly effective rent per occupied apartment unit to $885 as of December 31, 2016 from $827 as of December 31, 2015, partially offset by a 0.8% decrease in occupancy.

Other income. Other income was $7.6 million for the year ended December 31, 2016 compared to $6.4 million for the year ended December 31, 2015, which was an increase of approximately $1.2 million, or 18.8%. The majority of the increase is related to a $0.7 million, or 19.1%, increase in utility reimbursements and a $0.3 million, or 14.9%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $16.8 million for the year ended December 31, 2016 compared to $15.7 million for the year ended December 31, 2015, which was an increase of approximately $1.1 million, or 6.6%. The majority of the increase is related to a $0.5 million, or 12.0%, increase in repairs and maintenance costs and a $0.4 million, or 6.4%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs remained flat at $7.3 million for the year ended December 31, 2016 compared to $7.3 million for the year ended December 31, 2015.

Property management fees. Property management fees were $1.8 million for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015, which was an increase of approximately $0.1 million, or 10.4%. The majority of the increase is related to a $4.1 million, or 8.4%, increase in rental income, and a $1.2 million, or 18.8%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.2 million for the year ended December 31, 2016 compared to $2.0 million for the year ended December 31, 2015, which was an increase of approximately $0.2 million, or 9.0%. The majority of the increase primarily related to a $0.1 million, or 9.9%, increase in licenses and fees.

NOI and 2016-2017 Same Store NOI for the Years Ended December 31, 2017 and 2016

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2016-2017 Same Store NOI for the years ended December 31, 2017 and 2016 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2017	2016
Net income		$56,359	$25,888
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		7,419	6,802
Corporate general and administrative expenses		6,275	4,014
Casualty-related expenses/(recoveries)	(1)	(287)	151
Property general and administrative expenses	(2)	1,130	879
Depreciation and amortization		48,752	35,643
Interest expense		29,576	20,167
Loss on extinguishment of debt and modification costs		5,719	1,722
Gain on sales of real estate		(78,365)	(25,932)
Acquisition costs		—	386
NOI		$76,578	$69,720
Less Non-Same Store
Revenues		(42,709)	(37,924)
Operating expenses		21,177	18,898
Same Store NOI		$55,046	$50,694
(1)	Adjustment to net income to exclude certain property operating expenses that are casualty-related expenses/(recoveries).

(2)

Adjustment to net income to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

NOI and 2015-2017 Same Store NOI for the Years Ended December 31, 2017, 2016 and 2015

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2015-2017 Same Store NOI for the years ended December 31, 2017, 2016 and 2015 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2017	2016	2015
Net income (loss)		$56,359	$25,888	$(10,992)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,419	6,802	5,565
Corporate general and administrative expenses		6,275	4,014	2,455
Casualty-related expenses/(recoveries)	(1)	(287)	151	25
Property general and administrative expenses	(2)	1,130	879	1,109
Depreciation and amortization		48,752	35,643	40,801
Interest expense		29,576	20,167	17,817
Loss on extinguishment of debt and modification costs		5,719	1,722	652
Gain on sales of real estate		(78,365)	(25,932)	—
Acquisition costs		—	386	2,975
NOI		$76,578	$69,720	$60,407
Less Non-Same Store
Revenues		(79,455)	(72,130)	(62,250)
Operating expenses		37,969	35,055	30,632
Same Store NOI		$35,092	$32,645	$28,789
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted FFO, Core FFO and AFFO per share, as they are exchangeable for common stock on a one-for-one basis. The FFO, Core FFO and AFFO allocable to such units is allocated on this same basis and reflected in the adjustments for noncontrolling interests in the table below. As such, the assumed conversion of these units would have no net impact on the determination of diluted FFO, Core FFO and AFFO per share. See Note 9 to our combined consolidated financial statements for additional information.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss)	$56,359	$25,888	$(10,992)
Depreciation and amortization	48,752	35,643	40,801
Gain on sales of real estate	(78,365)	(25,932)	—
Adjustment for noncontrolling interests	(1,695)	(4,583)	(4,170)
FFO attributable to common stockholders	25,051	31,016	25,639

FFO per share - basic	$1.19	$1.46	$1.20
FFO per share - diluted	$1.17	$1.46	$1.20

Acquisition costs	—	386	2,975
Loss on extinguishment of debt and modification costs	5,719	1,722	652
Change in fair value on derivative instruments - ineffective portion	(309)	(1,683)	—
Amortization of deferred financing costs - acquisition term notes	403	—	—
Adjustment for noncontrolling interests	(429)	(94)	(322)
Core FFO attributable to common stockholders	30,435	31,347	28,944

Core FFO per share - basic	$1.45	$1.48	$1.36
Core FFO per share - diluted	$1.42	$1.47	$1.36

Amortization of deferred financing costs - long term debt	1,592	1,423	1,081
Equity-based compensation expense	3,108	825	—
Adjustment for noncontrolling interests	(76)	(140)	(92)
AFFO attributable to common stockholders	35,059	33,455	29,933

AFFO per share - basic	$1.66	$1.58	$1.41
AFFO per share - diluted	$1.64	$1.57	$1.41

Weighted average common shares outstanding - basic	21,057	21,232	21,294
Weighted average common shares outstanding - diluted	21,399	21,314	21,294

Dividends declared per common share	$0.910	$0.838	(1)

FFO Coverage - diluted	1.29x	1.74x	(1)
Core FFO Coverage - diluted	1.56x	1.76x	(1)
AFFO Coverage - diluted	1.80x	1.87x	(1)
(1)

As further discussed in Note 2 to our combined consolidated financial statements, our operations prior to March 31, 2015 occurred under our predecessor. Additionally, we did not declare any dividends prior to the second quarter of 2015. As such, we have not included the dividends declared per common share of $0.618 for the year ended December 31, 2015 or included coverage ratios for the year ended December 31, 2015.

The year ended December 31, 2017 as compared to the year ended December 31, 2016

FFO was $25.1 million for the year ended December 31, 2017 compared to $31.0 million for the year ended December 31, 2016, which was a decrease of approximately $5.9 million. The change in our FFO between periods primarily relates to increases in total property operating expenses of approximately $4.0 million, interest expense of approximately $9.4 million, loss on extinguishment of debt and modification costs of approximately $4.0 million and corporate general and administrative expenses of approximately $2.3 million, and was partially offset by an increase in total revenues of approximately $11.4 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $30.4 million for the year ended December 31, 2017 compared to $31.3 million for the year ended December 31, 2016, which was a decrease of approximately $0.9 million. The change in our Core FFO between periods primarily relates to decreases in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $1.4 million and FFO, partially offset by a $4.0 million increase in loss on extinguishment of debt and modification costs and adjustments for amounts attributable to noncontrolling interests.

AFFO was $35.1 million for the year ended December 31, 2017 compared to $33.5 million for the year ended December 31, 2016, which was an increase of approximately $1.6 million. The change in our AFFO between periods primarily relates to an increase in equity-based compensation expense of approximately $2.3 million, partially offset by a decrease in Core FFO.

The year ended December 31, 2016 as compared to the year ended December 31, 2015

FFO was $31.0 million for the year ended December 31, 2016 compared to $25.6 million for the year ended December 31, 2015, which was an increase of approximately $5.4 million. The change in our FFO between periods primarily relates to an increase in total revenues of approximately $15.2 million, and was partially offset by increases in total property operating expenses of approximately $3.2 million, interest expense of approximately $2.4 million, loss on extinguishment of debt and modification costs of approximately $1.1 million and corporate general and administrative expenses of approximately $1.6 million, and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $31.3 million for the year ended December 31, 2016 compared to $28.9 million for the year ended December 31, 2015, which was an increase of approximately $2.4 million. The change in our Core FFO between periods primarily relates to increases in loss on extinguishment of debt and modification costs of approximately $1.1 million and FFO, and was partially offset by an increase in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $1.7 million and a decrease in acquisition costs of approximately $2.6 million, and adjustments for amounts attributable to noncontrolling interests.

AFFO was $33.5 million for the year ended December 31, 2016 compared to $29.9 million for the year ended December 31, 2015, which was an increase of approximately $3.6 million. The change in our AFFO between periods primarily relates to increases in equity-based compensation expense of approximately $0.8 million and Core FFO.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our multifamily properties, including:

•	the repayment of the $30 Million Credit Facility if we are unable to extend or refinance the credit facility;
•	capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);
•	recurring maintenance necessary to maintain our multifamily properties;
•	distributions necessary to qualify for taxation as a REIT;
•	advisory and administrative fees payable to our Adviser;
•	general and administrative expenses;
•	reimbursements to our Adviser; and
•	property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. We intend to pay the outstanding principal balance of the $30 Million Credit Facility with proceeds from the sales of properties classified as held for sale as of December 31, 2017 or cash on hand. As of December 31, 2017, we had approximately $5.2 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2017.

Cash Flows

The following table presents selected data from our combined consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$37,506	$33,776	$34,514
Net cash provided by (used in) investing activities	2,324	(51,904)	(283,000)
Net cash provided by (used in) financing activities	(51,843)	10,294	251,102
Net increase (decrease) in cash and restricted cash	(12,013)	(7,834)	2,616
Cash and restricted cash, beginning of period	55,261	63,095	60,479
Cash and restricted cash, end of period	$43,248	$55,261	$63,095

The year ended December 31, 2017 as compared to the year ended December 31, 2016

Cash flows from operating activities. During the year ended December 31, 2017, net cash provided by operating activities was $37.5 million compared to net cash provided by operating activities of $33.8 million for the year ended December 31, 2016. The change in cash flows from operating activities was mainly due to changes in operating assets and liabilities and an increase in NOI, partially offset by increases in interest on debt, prepayment penalties and debt modification expenses paid.

Cash flows from investing activities. During the year ended December 31, 2017, net cash provided by investing activities was $2.3 million compared to net cash used in investing activities of $51.9 million for the year ended December 31, 2016. The change in cash flows from investing activities was mainly due to the acquisition of three properties for a combined purchase price of approximately $197.2 million during the period in 2017, compared to the acquisition of four properties for a combined purchase price of approximately $175.1 million during the period in 2016. The change in cash flows from investing activities was partially offset by an increase in net proceeds from sales of real estate; we sold nine properties for net proceeds of approximately $224.4 million during the period in 2017, compared to selling seven properties for net proceeds of approximately $131.8 million during the period in 2016.

Cash flows from financing activities. During the year ended December 31, 2017, net cash used in financing activities was $51.8 million compared to net cash provided by financing activities of $10.3 million for the year ended December 31, 2016. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $13.9 million and the $51.7 million purchase amount of the BH Buyout during the period in 2017.

The year ended December 31, 2016 as compared to the year ended December 31, 2015

Cash flows from operating activities. During the year ended December 31, 2016, net cash provided by operating activities was $33.8 million compared to net cash provided by operating activities of $34.5 million for the year ended December 31, 2015. The change in cash flows from operating activities was mainly due to changes in operating assets and liabilities and increases in interest on debt and advisory and administrative fees, partially offset by an increase in NOI.

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

Cash flows from financing activities. During the year ended December 31, 2016, net cash provided by financing activities was $10.3 million compared to net cash provided by financing activities of $251.1 million for the year ended December 31, 2015. The change in cash flows from financing activities was mainly due to the acquisition of four properties for a combined purchase price of $175.1 million, which was funded primarily through debt, the retirement of $82.9 million of debt related to the sales of seven properties and the use of proceeds from two of the sales to pay down $18.0 million of principal on the 2015 Bridge Facility during the period in 2016, compared to the acquisition of 10 properties for a combined purchase price of approximately $277.4 million, which was funded through debt and capital contributions, during the period in 2015.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of December 31, 2017, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $762.4 million at a weighted average interest rate of 3.34% and an adjusted weighted average interest rate of 3.14%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3388% on our combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our combined consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2017, interest rate swap agreements effectively covered $650.0 million, or 92%, of our $703.1 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2017, interest rate cap agreements covered $273.5 million of our $703.1 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $273.5 million of our floating rate mortgage debt at a weighted average rate of 4.26%.

On June 30, 2017, we entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of our properties, replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under the $300 Million Credit Facility. The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the combined consolidated statements of operations and comprehensive income (loss). Freddie Mac, who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-50, Debt – Modifications and Extinguishments, we accounted for the refinancing as a modification of a debt instrument. As such, the existing $4.9 million of net deferred financing costs related to the prior mortgage debt and credit facility debt is included with the approximately $2.9 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of December 31, 2017 and are amortized over the terms of the new mortgage debt. Additionally, we incurred approximately $2.0 million of debt modification costs in connection with the Freddie Refinance that were not capitalized as deferred financing costs. Such costs are recorded in loss on extinguishment of debt and modification costs on the accompanying combined consolidated statements of operations and comprehensive income (loss). We used approximately $16.3 million of proceeds from the Freddie Refinance to fund a portion of the BH Buyout.

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

For additional information regarding the Freddie Refinance and the BH Buyout, see Notes 6 and 10 to our combined consolidated financial statements.

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

2017 Bridge Facility

On June 30, 2017, we, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. We drew $44.5 million to fund a portion of the purchase price of Rockledge Apartments and $21.4 million to fund a portion of the BH Buyout. The 2017 Bridge Facility is a full-term, interest-only facility with an initial four-month term (see below). The 2017 Bridge Facility is guaranteed by us. Interest accrues on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%.

In July 2017, we used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. In October 2017, we used proceeds from the sale of the NAVA Portfolio to pay down $46.0 million on the 2017 Bridge Facility, bringing the outstanding principal balance to $8.6 million as of December 31, 2017, and also extended the maturity date to March 31, 2018. See Notes 5, 6 and 10 to our combined consolidated financial statements for additional information.

In February 2018, we used proceeds from the sale of Timberglen to pay the remaining $8.6 million outstanding on the 2017 Bridge Facility, which retired the bridge facility (see Note 13 to our combined consolidated financial statements).

$30 Million Credit Facility

On December 29, 2016, we, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, we drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at our properties. In April 2017, we used cash on hand plus our share of the proceeds, net of distributions to noncontrolling interests, from four properties we sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, we drew $11.0 million to fund a portion of the BH Buyout. The $30 Million Credit Facility is a full-term, interest-only facility with an initial term of 24 months and one 12-month extension option and is guaranteed by the OP. See Notes 5, 6 and 10 to our combined consolidated financial statements for additional information.

As of December 31, 2017, we had $30.0 million outstanding under the $30 Million Credit Facility that matures on December 29, 2018.

$300 Million Credit Facility

On June 6, 2016, we, through certain subsidiaries of the OP, entered into a $200.0 million credit facility, which was expanded to $300.0 million (the “$300 Million Credit Facility”) during the fourth quarter of 2016 to acquire three properties. The $300 Million Credit Facility was cross-collateralized by the following 12 properties: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm.

On June 30, 2017, in connection with the Freddie Refinance, we repaid and retired the $300 Million Credit Facility. The refinancing of this existing credit facility debt did not incur prepayment penalties. See Note 6 to our combined consolidated financial statements for additional information.

2016 Bridge Facility

On December 29, 2016, we, through the OP, entered into a $30.0 million bridge facility (the “2016 Bridge Facility”) with KeyBank and drew $30.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. In April 2017, we paid down the entire $30.0 million of principal on the 2016 Bridge Facility, which was funded with our share of the proceeds, net of distributions to noncontrolling interests, from properties we sold in April 2017. The 2016 Bridge Facility was retired on April 28, 2017. See Notes 5 and 6 to our combined consolidated financial statements for additional information.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with KeyBank, or the Counterparty, with a combined notional amount of $650.0 million. As of December 31, 2017, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our combined consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2017, one-month LIBOR was 1.5643%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2017 for the next five calendar years subsequent to December 31, 2017. We used one-month LIBOR as of December 31, 2017 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2018	2019	2020	2021	2022	Thereafter
Operating Properties Mortgage Debt
Principal payments		$731,578	$13,352	$2,448	$2,483	$2,531	$11,422	$699,342
Interest expense	(1)	150,927	22,993	22,555	22,528	23,689	23,881	35,281
Total		$882,505	$36,345	$25,003	$25,011	$26,220	$35,303	$734,623

Held For Sale Properties Mortgage Debt
Principal payments		$30,826	$219	$232	$236	$247	$12,666	$17,226
Interest expense		5,871	1,104	1,095	1,090	1,078	602	902
Total		$36,697	$1,323	$1,327	$1,326	$1,325	$13,268	$18,128

Credit & Bridge Facilities
Principal payments	(2)	$38,597	$38,597	$—	$—	$—	$—	$—
Interest expense		1,793	1,793	—	—	—	—	—
Total		$40,390	$40,390	$—	$—	$—	$—	$—

Total contractual obligations and commitments		$959,592	$78,058	$26,330	$26,337	$27,545	$48,571	$752,751
(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2017, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of December 31, 2017 to determine our expected settlements through the terms of the interest rate swaps.

(2)

The 2017 Bridge Facility, which had $8.6 million outstanding as of December 31, 2017 and was scheduled to mature on March 31, 2018, was repaid in full and retired in February 2018 (see Note 13 to our combined consolidated financial statements for additional information). The $30 Million Credit Facility, which had $30.0 million outstanding as of December 31, 2017, is scheduled to mature on December 29, 2018.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575-$725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000-$10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of December 31, 2017, we had approximately $5.2 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 800 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2017, 2016 and 2015 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2017	2016	2015
Interior	(1)	$8,393	$9,974	$12,229
Exterior and common area		7,621	10,297	21,449
Total rehab expenditures		$16,014	$20,271	$33,678

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2017, 2016 and 2015, we completed full and partial interior rehabs on 1,588, 1,812 and 2,313 units, respectively.

Freddie Mac Multifamily Green Advantage

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program. We have escrowed approximately $4.2 million to finance smarter, greener property improvements at 20 of our properties, which will be completed by the end of 2018. We plan to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. By participating in this program, we were able to lower the interest rate on the properties we refinanced in the Freddie Refinance by 10 basis points.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2017, 2016 and 2015.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2017. Our subsidiaries and we are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our combined consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2017 of $0.25 per share on October 30, 2017, which was paid on December 29, 2017 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2017, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our combined consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 to our combined consolidated financial statements included in this annual report.

Principles of Consolidation

We account for subsidiary partnerships, joint ventures and other similar entities in which we hold an ownership interest in accordance with FASB ASC 810, Consolidation. We first evaluate whether each entity is a VIE. Under the VIE model, we consolidate an entity when we have control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. The accompanying combined consolidated financial statements include the accounts of us and our subsidiaries, including the OP and its subsidiaries.

Revenue Recognition

Our primary operations consist of rental income earned from our residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, and pets, administrative, application and other fees and are recognized when earned.

Real Estate Investments

Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations, and ASU 2017-01, Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”), which we early adopted on October 1, 2016 (see “Recent Accounting Pronouncements” below). We believe most future acquisition costs will be capitalized in accordance with ASU 2017-01. Prior to our adoption of ASU 2017-01, acquisition costs were expensed as incurred.

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (see Note 7 to our combined consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which we, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The ASU provides a test to determine whether a set of assets and activities acquired is a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. We early adopted ASU 2017-01 on October 1, 2016, on a prospective basis, and there was no material impact on our combined consolidated financial statements or disclosures. We believe most of our future acquisitions of properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a VIE, and (3) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. We implemented the provisions of ASU 2015-02 as of January 1, 2017 and there was no material impact on our combined consolidated financial statements. Upon issuing OP Units to a noncontrolling limited partner on August 1, 2017, the OP became a VIE as such limited partner of the OP lacks substantive kick-out rights and substantive participating rights. We are the primary beneficiary of, and continue to consolidate, the OP.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and early adoption is permitted. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We early adopted ASU 2016-09 on January 1, 2017, on a prospective basis, and there was no material impact on our combined consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted. We expect to implement the provisions of ASU 2017-12 as of January 1, 2018, and do not expect the new standard to have a material impact on our combined consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. We expect to implement the provisions of ASU 2014-09 as of January 1, 2019 and have not yet selected a transition method. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a material impact on our combined consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We expect to implement the provisions of ASU 2016-01 as of January 1, 2019, and do not expect the new standard to have a material impact on our combined consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. We expect to implement the provisions of ASU 2016-02 as of January 1, 2020 in conjunction with the adoption of ASU 2014-09 discussed above. As lessors, substantially all of our agreements have a term of 12 months or less. Based on a preliminary assessment, we expect most of our operating leases will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on our consolidated balance sheets. We are continuing our evaluation, which may identify additional impacts this standard will have on our combined consolidated financial statements and related disclosures.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2017, 2016 and 2015. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2017, we had total indebtedness of $801.0 million at a weighted average interest rate of 3.44%, of which $741.7 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 92%, of our $703.1 million of floating rate mortgage debt outstanding (see below). As of December 31, 2017, the adjusted weighted average interest rate of our total indebtedness was 3.24%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of December 31, 2017, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2017, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $273.5 million of our floating rate mortgage debt at a weighted average rate of 4.26% for the term of the agreements, which is generally 3-4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with the Counterparty with a combined notional amount of $650.0 million. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of December 31, 2017, of the amounts illustrated in the table below for our indebtedness as of December 31, 2017 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$230
0.50%	460
0.75%	690
1.00%	920

There is no assurance that we would realize such expense as such changes in interest rates could alter our liability positions or strategies in response to such changes.

We may also be exposed to credit risk in the derivative financial instruments we use. Credit risk is the failure of the counterparty to perform under the terms of the derivative financial instruments. If the fair value of a derivative financial instrument is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative financial instrument is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with major financial institutions that have high credit ratings.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Independent Registered Public Accounting Firm

As long as we remain an “emerging growth company,” as defined in the JOBS Act, we will not be required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 1, 2017)

10.2

Advisory Agreement by and among NexPoint Residential Trust, Inc., NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.3

Amendment to Advisory Agreement, dated June 15, 2016, by and among the Company, NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.4

Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.5	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.6	NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.7

Credit Agreement by and between FRBH Edgewater Owner, LLC, FRBH Beechwood, LLC, FRBH Willow Grove, LLC, FRBH Woodbridge, LLC, NXRTBH Vanderbilt, LLC, FRBH Toscana, LLC, FRBH CP, LLC, FRBH Silverbrook, LLC, FRBH Eaglecrest, LLC, FRBH Timberglen, LLC and FRBH Arbors, LLC, as Borrowers, and KeyBank National Association, a national banking association, as Lender, dated June 6, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016)

10.8

Confirmation of swap transaction, dated May 18, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on May 19, 2016)

10.9

Confirmation of swap transaction, dated June 13, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 17, 2016)

10.10

Confirmation of swap transaction, dated June 30, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on July 1, 2016)

10.11

Confirmation of swap transaction, dated August 12, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on August 16, 2016)

10.12

Confirmation of swap transaction, dated March 27, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2017)

10.13

Confirmation of swap transaction, dated June 14, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017)

10.14

Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.15

Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

12.1*	Statement of computation of ratio of earnings to combined fixed charges and preferred stock dividends

21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ Jim Dondero
Jim Dondero
February 14, 2018	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President	February 14, 2018
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer	February 14, 2018
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	February 14, 2018
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 14, 2018
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 14, 2018
Scott Kavanaugh

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

NexPoint Residential Trust, Inc.—Combined Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017 and 2016 and Combined Consolidated Statement of Operations and Comprehensive Loss for the Year Ended December 31, 2015

F-4

Consolidated Statement of Equity for the Years Ended December 31, 2017 and 2016 and Combined Consolidated Statement of Equity for the Year Ended December 31, 2015	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016 and Combined Consolidated Statement of Cash Flows for the Year Ended December 31, 2015	F-6

Notes to Combined Consolidated Financial Statements	F-8

Financial Statements Schedules

Schedule III—Real Estate and Accumulated Depreciation	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related combined consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the “combined consolidated financial statements”). In our opinion, the combined consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These combined consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

February 14, 2018

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Operating Real Estate Investments
Land	$189,615	$165,863
Buildings and improvements	806,981	733,374
Intangible lease assets	1,340	5,140
Construction in progress	3,786	2,828
Furniture, fixtures, and equipment	44,725	36,616
Total Gross Operating Real Estate Investments	1,046,447	943,821
Accumulated depreciation and amortization	(88,252)	(60,214)
Total Net Operating Real Estate Investments	958,195	883,607
Real estate held for sale, net of accumulated depreciation of $3,397 and $6,099, respectively	32,961	79,430
Total Net Real Estate Investments	991,156	963,037
Cash and cash equivalents	16,036	22,705
Restricted cash	27,212	32,556
Accounts receivable	2,932	3,008
Prepaid and other assets	1,559	1,678
Fair market value of interest rate swaps	16,480	12,413
TOTAL ASSETS	$1,055,375	$1,035,397

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$724,057	$367,453
Mortgages payable held for sale, net	30,348	55,685
Credit facilities, net	29,843	310,492
Bridge facility, net	8,576	29,874
Accounts payable and other accrued liabilities	6,226	5,551
Accrued real estate taxes payable	9,684	6,534
Accrued interest payable	2,074	1,067
Security deposit liability	1,518	1,364
Prepaid rents	1,470	1,275
Total Liabilities	813,796	779,295

Redeemable noncontrolling interests in the Operating Partnership	2,135	—

Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 21,049,565 and 21,043,669 shares issued and outstanding, respectively	210	213
Additional paid-in capital	206,227	241,450
Accumulated earnings less dividends	19,288	(14,584)
Accumulated other comprehensive income	13,719	9,052
Common stock held in treasury at cost; 0 and 250,156 shares, respectively	—	(4,587)
Total Stockholders' Equity	239,444	231,544
Noncontrolling interests	—	24,558
Total Equity	239,444	256,102
TOTAL LIABILITIES AND EQUITY	$1,055,375	$1,035,397

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenues
Rental income	$125,023	$115,419	$103,804
Other income	19,212	17,429	13,854
Total revenues	144,235	132,848	117,658
Expenses
Property operating expenses	38,850	38,236	34,252
Acquisition costs	—	386	2,975
Real estate taxes and insurance	19,161	16,062	15,231
Property management fees (1)	4,330	3,983	3,501
Advisory and administrative fees (2)	7,419	6,802	5,565
Corporate general and administrative expenses	6,275	4,014	2,455
Property general and administrative expenses	6,159	5,877	5,401
Depreciation and amortization	48,752	35,643	40,801
Total expenses	130,946	111,003	110,181
Operating income	13,289	21,845	7,477
Interest expense	(29,576)	(20,167)	(17,817)
Loss on extinguishment of debt and modification costs	(5,719)	(1,722)	(652)
Gain on sales of real estate	78,365	25,932	—
Net income (loss)	56,359	25,888	(10,992)
Net income (loss) attributable to noncontrolling interests	2,836	4,006	(160)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	149	—	—
Net income (loss) attributable to common stockholders	$53,374	$21,882	$(10,832)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	4,568	10,833	(391)
Total comprehensive income (loss)	60,927	36,721	(11,383)
Comprehensive income (loss) attributable to noncontrolling interests	2,720	5,090	(93)
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	166	—	—
Comprehensive income (loss) attributable to common stockholders	$58,041	$31,631	$(11,290)

Weighted average common shares outstanding - basic	21,057	21,232	21,294
Weighted average common shares outstanding - diluted	21,399	21,314	21,294

Earnings (loss) per share - basic (see Note 2)	$2.53	$1.03	$(0.51)
Earnings (loss) per share - diluted (see Note 2)	$2.49	$1.03	$(0.51)

Dividends declared per common share	$0.910	$0.838	$0.618

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Notes 10 and 11).
(2)	Fees incurred to the Company’s adviser (see Note 11).

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Invested Equity	Noncontrolling Interests	Total
Balances, January 1, 2015	—	$—	—	$—	$—	$—	$(306)	$—	$176,549	$21,281	$197,524
Net loss attributable to predecessor					—	—	—	—	(5,399)	—	(5,399)
Contributions to predecessor					—	—	—	—	69,688	—	69,688
Exchange of predecessor invested equity for common stock			21,293,825	213	240,625	—	—	—	(240,838)	—	—
Net loss attributable to common stockholders					—	(5,433)	—	—	—	—	(5,433)
Net loss attributable to noncontrolling interests					—	—	—	—	—	(160)	(160)
Contributions by noncontrolling interests					—	—	—	—	—	9,629	9,629
Distributions to noncontrolling interests					—	—	—	—	—	(3,360)	(3,360)
Common stock dividends declared					—	(13,160)	—	—	—	—	(13,160)
Other comprehensive loss					—	—	(391)	—	—	—	(391)
Balances, December 31, 2015	—	$—	21,293,825	$213	$240,625	$(18,593)	$(697)	$—	$—	$27,390	$248,938
Net income attributable to common stockholders					—	21,882	—	—	—	—	21,882
Net income attributable to noncontrolling interests					—	—	—	—	—	4,006	4,006
Contributions by noncontrolling interests					—	—	—	—	—	30	30
Distributions to noncontrolling interests					—	—	—	—	—	(6,571)	(6,571)
Purchase of noncontrolling interests					—	—	—	—	—	(1,381)	(1,381)
Repurchase of common stock					—	—	—	(4,587)	—	—	(4,587)
Vesting of stock-based compensation					825	—	—	—	—	—	825
Common stock dividends declared					—	(17,873)	—	—	—	—	(17,873)
Other comprehensive income					—	—	9,749	—	—	1,084	10,833
Balances, December 31, 2016	—	$—	21,293,825	$213	$241,450	$(14,584)	$9,052	$(4,587)	$—	$24,558	$256,102
Net income attributable to common stockholders					—	53,374	—	—	—	—	53,374
Net income attributable to noncontrolling interests					—	—	—	—	—	2,836	2,836
Contributions by noncontrolling interests					—	—	—	—	—	38	38
Distributions to noncontrolling interests					—	—	—	—	—	(4,789)	(4,789)
Purchase of noncontrolling interests					(31,313)	—	—	—	—	(22,527)	(53,840)
Repurchase of common stock					—	—	—	(2,435)	—	—	(2,435)
Retirement of common stock held in treasury			(354,517)	(4)	(7,018)	—	—	7,022	—	—	—
Vesting of stock-based compensation			110,257	1	3,108	—	—	—	—	—	3,109
Common stock dividends declared					—	(19,502)	—	—	—	—	(19,502)
Other comprehensive income (loss)					—	—	4,667	—	—	(116)	4,551
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$19,288	$13,719	$—	$—	$—	$239,444

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$56,359	$25,888	$(10,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(78,365)	(25,932)	—
Depreciation and amortization	48,752	35,643	40,801
Amortization/write-off of deferred financing costs	2,998	2,121	1,081
Change in fair value on derivative instruments included in interest expense	1,311	(646)	286
Net cash paid for derivative settlements	(921)	(872)	—
Amortization of fair market value adjustment of assumed debt	(206)	(150)	(110)
Vesting of stock-based compensation	3,109	825	—
Noncash contributions to predecessor	—	—	1,277
Gain on disposal from eminent domain	—	—	(158)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	1,150	(578)	(225)
Operating liabilities	3,319	(2,523)	2,554
Net cash provided by operating activities	37,506	33,776	34,514

Cash flows from investing activities
Net proceeds from sales of real estate	224,416	131,786	—
Cash from eminent domain disposal	—	—	326
Additions to real estate investments	(24,443)	(24,344)	(39,432)
Acquisitions of real estate investments	(197,649)	(159,346)	(243,894)
Net cash provided by (used in) investing activities	2,324	(51,904)	(283,000)

Cash flows from financing activities
Mortgage proceeds received	613,213	—	183,833
Mortgage payments	(276,235)	(271,571)	(20,232)
Credit facilities proceeds received	25,000	315,000	—
Credit facilities payments	(310,000)	—	—
Bridge facilities proceeds received	65,875	30,000	29,000
Bridge facilities payments	(87,278)	(29,000)	—
Deferred financing costs paid	(4,047)	(3,842)	(2,662)
Interest rate cap fees paid	(18)	—	(337)
Due to affiliates	—	—	(20)
Repurchase of common stock	(2,435)	(4,587)	—
Dividends paid to common stockholders	(19,258)	(17,784)	(13,160)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(69)	—	—
Contributions from noncontrolling interests	38	30	9,629
Distributions to noncontrolling interests	(4,789)	(6,571)	(3,360)
Purchase of noncontrolling interests	(51,840)	(1,381)	—
Contributions to predecessor	—	—	68,411
Net cash provided by (used in) financing activities	(51,843)	10,294	251,102

Net increase (decrease) in cash and restricted cash	(12,013)	(7,834)	2,616
Cash and restricted cash, beginning of period	55,261	63,095	60,479
Cash and restricted cash, end of period	$43,248	$55,261	$63,095

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$25,467	$19,935	$16,130
Prepayment penalties paid	2,701	827	652
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	2,000	—	—
Capitalized construction costs included in accounts payable and other accrued liabilities	2,263	1,494	1,373
Change in fair value on derivative instruments designated as hedges	4,568	10,833	391
Liabilities assumed from acquisitions	849	738	1,975
Other assets acquired from acquisitions	325	87	478
Assumed debt on acquisitions	—	15,812	31,875
Fair market value adjustment of assumed debt	—	863	—
Increase in dividends payable on restricted stock units	244	89	—

See Notes to Combined Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2017, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 12, 2018 for a one-year term set to expire on March 16, 2019 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of Highland Capital Management, L.P. (the “Sponsor” or “Highland”).

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

2. Summary of Significant Accounting Policies

Predecessor

With the exception of a nominal amount of initial cash funded at inception, the Company did not own any assets prior to March 31, 2015. The business and operations of the Company prior to March 31, 2015 occurred under the predecessor. The predecessor included all of the properties in the Portfolio that were held directly or indirectly by NREO prior to the Spin-Off that occurred on March 31, 2015. However, the Company’s combined consolidated financial statements reflect operations of the predecessor through March 31, 2015 as if they were incurred by the Company. The predecessor was determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References throughout these combined consolidated financial statements to the “Company”, “we”, or “our”, include the activity of the predecessor defined above.

Basis of Accounting

The accompanying combined consolidated financial statements have been prepared according to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2017, and results of operations for the years ended December 31, 2017, 2016 and 2015 have been included. Such adjustments are normal and recurring in nature.

The accompanying combined consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the combined consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2017.

Principles of Consolidation

The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity ("VIE"). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. The combined consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries.

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

Reclassifications

Certain reclassifications have been made to amounts in the prior year combined consolidated statements of operations and comprehensive income (loss) to conform to current year presentations as a result of an accounting policy election to classify certain expenses incurred in connection with the extinguishment or modification of debt separately from interest expense. These expenses are recorded in loss on extinguishment of debt and modification costs on the combined consolidated statements of operations and comprehensive income (loss). As a result, for the years ended December 31, 2016 and 2015, interest expense decreased (and loss on extinguishment of debt and modification costs increased) by approximately $1.7 million and $0.7 million, respectively. See Note 6 for additional information.

Reportable Segment

Substantially all of the Company’s net income (loss) is from investments in real estate properties within the multifamily sector that the Company owns through LLCs. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment and, accordingly, its properties are aggregated into one reportable segment.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2017, 2016 and 2015.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2017, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2017. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its combined consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. The Company may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act. The following recent accounting pronouncements reflect effective dates that delay the adoption until those standards would otherwise apply to private companies.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a VIE, and (3) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The Company implemented the provisions of ASU 2015-02 as of January 1, 2017 and there was no material impact on its combined consolidated financial statements. Upon issuing OP Units to a noncontrolling limited partner on August 1, 2017, the OP became a VIE as such limited partner of the OP lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and continues to consolidate, the OP.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and early adoption is permitted. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. The Company early adopted ASU 2016-09 on January 1, 2017, on a prospective basis, and there was no material impact on its combined consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company expects to implement the provisions of ASU 2017-12 as of January 1, 2018, and does not expect the new standard to have a material impact on its combined consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. The Company expects to implement the provisions of ASU 2014-09 as of January 1, 2019 and has not yet selected a transition method. The Company is continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, the Company does not expect its adoption to have a material impact on its combined consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company expects to implement the provisions of ASU 2016-02 as of January 1, 2020 in conjunction with the adoption of ASU 2014-09 discussed above. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. Based on a preliminary assessment, the Company expects most of its operating leases will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on its consolidated balance sheets. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its combined consolidated financial statements and related disclosures.

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

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“1031 Exchanges”) under Section 1031 of the Code. For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to a new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is until the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT's economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s combined consolidated financial statements as VIEs until legal title is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreements, at which time they will be consolidated as wholly owned subsidiaries.

As of December 31, 2017, the Company, through the OP and the wholly owned TRS, owned 33 properties. The following table represents the Company’s ownership in each property as of December 31, 2017 and 2016:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2017		2016
The Miramar Apartments		Dallas, Texas	2013	—	(1)	100%
Arbors on Forest Ridge		Bedford, Texas	2014	100%	(2)	90%
Cutter's Point		Richardson, Texas	2014	100%	(2)	90%
Eagle Crest		Irving, Texas	2014	100%	(2)	90%
Silverbrook		Grand Prairie, Texas	2014	100%	(2)	90%
Timberglen	(3)	Dallas, Texas	2014	100%	(2)	90%
Toscana		Dallas, Texas	2014	—	(1)	90%
The Grove at Alban		Frederick, Maryland	2014	—	(1)	76%	(4)
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%	(2)	90%
Beechwood Terrace		Antioch, Tennessee	2014	100%	(2)	90%
Willow Grove		Nashville, Tennessee	2014	100%	(2)	90%
Woodbridge		Nashville, Tennessee	2014	100%	(2)	90%
Abbington Heights		Antioch, Tennessee	2014	100%	(2)	90%	(4)
The Summit at Sabal Park		Tampa, Florida	2014	100%	(2)	90%	(4)
Courtney Cove		Tampa, Florida	2014	100%	(2)	90%	(4)
Radbourne Lake		Charlotte, North Carolina	2014	100%	(2)	90%	(4)
Timber Creek		Charlotte, North Carolina	2014	100%	(2)	90%	(4)
Belmont at Duck Creek		Garland, Texas	2014	100%	(2)	90%	(4)
The Arbors		Tucker, Georgia	2014	—	(1)	90%	(4)
The Crossings		Marietta, Georgia	2014	—	(1)	90%	(4)
The Crossings at Holcomb Bridge		Roswell, Georgia	2014	—	(1)	90%	(4)
The Knolls		Marietta, Georgia	2014	—	(1)	90%	(4)
Regatta Bay		Seabrook, Texas	2014	—	(1)	90%	(4)
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	(2)	90%	(4)
Southpoint Reserve at Stoney Creek	(3)	Fredericksburg, Virginia	2014	100%	(2)	85%	(4)
Cornerstone		Orlando, Florida	2015	100%	(2)	90%	(4)
Twelve 6 Ten at the Park		Dallas, Texas	2015	—	(1)	90%	(4)
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	(2)	90%	(4)
The Ashlar		Dallas, Texas	2015	100%	(2)	90%	(4)
Heatherstone		Dallas, Texas	2015	100%	(2)	90%	(4)
Versailles		Dallas, Texas	2015	100%	(2)	90%	(4)
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	(2)	90%	(4)
Madera Point		Mesa, Arizona	2015	100%	(2)	95%
The Pointe at the Foothills		Mesa, Arizona	2015	100%	(2)	95%
Venue at 8651		Fort Worth, Texas	2015	100%	(2)	95%
Parc500		West Palm Beach, Florida	2016	100%	(2)	91%
The Colonnade		Phoenix, Arizona	2016	100%	(2)	97%
Old Farm		Houston, Texas	2016	100%	(2)	100%	(5)
Stone Creek at Old Farm		Houston, Texas	2016	100%	(2)	100%	(5)
Hollister Place		Houston, Texas	2017	100%		—	(6)
Rockledge Apartments		Marietta, Georgia	2017	100%		—	(6)
Atera Apartments	(7)	Dallas, Texas	2017	100%		—	(6)

(1)	Properties were sold during the year ended December 31, 2017.
(2)	The Company purchased 100% of the ownership interests in the joint ventures, which directly owned the properties, held by the noncontrolling interest holders on June 30, 2017 (see Note 10).
(3)	Properties were classified as held for sale as of December 31, 2017.
(4)	Entities that directly owned the properties were consolidated as VIEs at December 31, 2016.
(5)

Entities that directly owned the properties were Parked Assets and consolidated as VIEs at December 31, 2016. The Company completed the reverse 1031 Exchanges of these properties during the year ended December 31, 2017 with the sales of the replacement properties, at which time legal title to the properties transferred to the Company. Upon the transfer of title, the property owners were no longer considered Parked Assets or VIEs (see Note 5).

(6)	Properties were acquired in 2017; therefore, no ownership as of December 31, 2016.
(7)

Entity that directly owned the property was consolidated as a VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of the property with the sale of Timberglen on January 31, 2018, at which time legal title to the property transferred to the Company. Upon the transfer of title, the property owner is no longer considered a VIE (see Note 13).

4. Real Estate Investments Statistics

As of December 31, 2017, the Company was invested in a total of 33 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit as of December 31, *(1)			% Occupied as of December 31, *(2)
Property Name		Rentable Square Footage (in thousands)*	Number of Units*	Date Acquired	2017	2016		2017	2016
Arbors on Forest Ridge		155	210	1/31/2014	$862	$829		96.2%	92.9%
Cutter's Point		198	196	1/31/2014	1,063	1,013		95.4%	93.9%
Eagle Crest		396	447	1/31/2014	887	842		93.3%	94.4%
Silverbrook		526	642	1/31/2014	791	748		95.2%	93.5%
Timberglen	(3)	221	304	1/31/2014	836	802		93.4%	92.8%
Edgewater at Sandy Springs		727	760	7/18/2014	940	898		93.8%	94.5%
Beechwood Terrace		272	300	7/21/2014	927	882		94.3%	95.3%
Willow Grove		229	244	7/21/2014	919	850		95.5%	96.7%
Woodbridge		247	220	7/21/2014	952	938		93.6%	87.7%
Abbington Heights		239	274	8/1/2014	890	858		94.2%	95.3%
The Summit at Sabal Park		205	252	8/20/2014	913	918		92.9%	90.9%
Courtney Cove		225	324	8/20/2014	836	802		94.4%	94.4%
Radbourne Lake		247	225	9/30/2014	1,061	1,034		93.3%	96.9%
Timber Creek		248	352	9/30/2014	817	800		94.0%	95.5%
Belmont at Duck Creek		198	240	9/30/2014	999	946		95.4%	95.0%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,167	1,119		96.8%	95.0%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,067	1,011		93.6%	92.9%
Cornerstone		318	430	1/15/2015	927	875		94.4%	95.8%
The Preserve at Terrell Mill		692	752	2/6/2015	855	813		93.1%	92.0%
The Ashlar		206	264	2/26/2015	835	778		91.7%	91.3%
Heatherstone		116	152	2/26/2015	839	848		89.5%	92.8%
Versailles		301	388	2/26/2015	865	817		94.8%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,076	1,016		96.4%	95.0%
Madera Point		193	256	8/5/2015	807	768		93.0%	93.8%
The Pointe at the Foothills		473	528	8/5/2015	814	822		90.9%	92.2%
Venue at 8651		289	333	10/30/2015	809	753		94.3%	90.4%
Parc500		266	217	7/27/2016	1,179	1,103		94.9%	93.5%
The Colonnade		256	415	10/11/2016	685	705		94.0%	88.0%
Old Farm		697	734	12/29/2016	1,183	1,214		92.6%	93.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,165	1,244		94.7%	93.2%
Hollister Place		246	260	2/1/2017	959	—	(4)	95.0%	—	(4)
Rockledge Apartments		802	708	6/30/2017	1,149	—	(4)	92.9%	—	(4)
Atera Apartments		334	380	10/25/2017	1,265	—	(4)	92.1%	—	(4)
		10,412	11,775

*	Information is unaudited.
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2017 and 2016, divided by the total number of units, expressed as a percentage.
(3)	Properties were classified as held for sale as of December 31, 2017.
(4)	Properties were acquired in 2017.

5. Real Estate Investments

As of December 31, 2017, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,089	$—	$—	$829	$14,248
Cutter's Point		3,330	13,030	—	—	1,080	17,440
Eagle Crest		5,450	22,346	—	—	1,299	29,095
Silverbrook		4,860	25,665	—	—	2,509	33,034
Edgewater at Sandy Springs		14,290	44,004	—	—	4,291	62,585
Beechwood Terrace		1,390	20,729	—	—	1,271	23,390
Willow Grove		3,940	10,766	—	—	942	15,648
Woodbridge		3,650	13,031	—	—	1,093	17,774
Abbington Heights		1,770	16,796	—	—	1,171	19,737
The Summit at Sabal Park		5,770	13,377	—	—	1,136	20,283
Courtney Cove		5,880	12,961	—	2	1,096	19,939
Radbourne Lake		2,440	21,924	—	—	1,300	25,664
Timber Creek		11,260	13,479	—	—	1,158	25,897
Belmont at Duck Creek		1,910	17,190	—	—	1,216	20,316
Sabal Palm at Lake Buena Vista		7,580	41,229	—	1	1,064	49,874
Cornerstone		1,500	30,452	—	17	1,487	33,456
The Preserve at Terrell Mill		10,170	48,630	—	32	4,074	62,906
The Ashlar		4,090	12,640	—	—	1,575	18,305
Heatherstone		2,320	7,868	—	36	1,000	11,224
Versailles		6,720	19,798	—	914	2,365	29,797
Seasons 704 Apartments		7,480	14,079	—	—	1,009	22,568
Madera Point		4,920	17,481	—	9	1,188	23,598
The Pointe at the Foothills		4,840	46,723	—	142	1,739	53,444
Venue at 8651		2,350	17,625	—	300	1,835	22,110
Parc500		3,860	19,885	—	676	1,470	25,891
The Colonnade		8,340	36,828	—	62	934	46,164
Old Farm		11,078	69,881	—	323	1,392	82,674
Stone Creek at Old Farm		3,493	19,227	—	15	374	23,109
Hollister Place		2,782	20,754	—	89	698	24,323
Rockledge Apartments		17,451	92,397	—	1,168	1,457	112,473
Atera Apartments	(1)	22,371	35,097	1,340	—	673	59,481
		189,615	806,981	1,340	3,786	44,725	1,046,447
Accumulated depreciation and amortization		—	(65,016)	(497)	—	(22,739)	(88,252)
Total Operating Properties		$189,615	$741,965	$843	$3,786	$21,986	$958,195

Held For Sale Properties
Timberglen		2,510	14,717	—	—	1,077	18,304
Southpoint Reserve at Stoney Creek		6,120	11,255	—	—	679	18,054
		8,630	25,972	—	—	1,756	36,358
Accumulated depreciation and amortization		—	(2,630)	—	—	(767)	(3,397)
Total Held For Sale Properties		$8,630	$23,342	$—	$—	$989	$32,961

Total		$198,245	$765,307	$843	$3,786	$22,975	$991,156

(1)

The property was held in a consolidated VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of the property with the sale of Timberglen on January 31, 2018, at which time legal title to the property transferred to the Company. Upon the transfer of title, the property owner is no longer considered a VIE (see Note 13).

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

Depreciation expense was $39.9 million, $34.2 million and $28.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization expense related to the Company’s intangible lease assets was $8.9 million, $1.4 million and $12.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through December 31, 2017 is expected to be $0.8 million in 2018. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2017 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2017.

Acquisitions

The following table presents the Company’s acquisitions of real estate during the year ended December 31, 2017 (dollars in thousands); the Company acquired four properties for a combined purchase price of approximately $175.1 million during the year ended December 31, 2016. See Notes 3, 4 and 6 for additional information.

Property Name		Location	Date of Acquisition	Purchase Price	Debt (1)	# Units	Effective Ownership
Hollister Place		Houston, Texas	February 1, 2017	$24,500	$24,500	260	100%
Rockledge Apartments		Marietta, Georgia	June 30, 2017	113,500	113,500	708	100%
Atera Apartments	(2)	Dallas, Texas	October 25, 2017	59,200	29,500	380	100%
				$197,200	$167,500	1,348

(1)	For additional information regarding the Company’s debt, see Note 6.
(2)	The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen on January 31, 2018 (see Note 13).

Dispositions

The following table presents the Company’s sales of real estate during the year ended December 31, 2017 (in thousands). The Company sold seven properties for approximately $134.0 million during the year ended December 31, 2016.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)		Gain on Sale of Real Estate
The Miramar Apartments	(2)	Dallas, Texas	April 3, 2017	$16,550	$16,326		$6,368
Toscana	(3)	Dallas, Texas	April 3, 2017	13,250	13,040		4,283
The Grove at Alban		Frederick, Maryland	April 3, 2017	27,500	27,021		4,514
Twelve 6 Ten at the Park	(2)	Dallas, Texas	April 27, 2017	26,600	26,349		4,731
Regatta Bay	(4)	Seabrook, Texas	July 14, 2017	28,200	27,670		10,423
The Arbors, The Crossings, The Crossings at Holcomb Bridge and The Knolls	(5)	Atlanta, Georgia	September 29, 2017	116,000	114,010		48,046
				$228,100	$224,416	(6)	$78,365
(1)	Represents sales price, net of closing costs.
(2)	The Company completed the reverse 1031 Exchange of Old Farm with the sales of The Miramar Apartments and Twelve 6 Ten at the Park.
(3)	The Company completed the reverse 1031 Exchange of Stone Creek at Old Farm with the sale of Toscana.
(4)	The Company completed the reverse 1031 Exchange of Hollister Place with the sale of Regatta Bay.
(5)

Properties were sold as a portfolio (the “NAVA Portfolio”). The Company completed the reverse 1031 Exchange of Rockledge Apartments with the sales of The Arbors, The Crossings and The Knolls. Approximately $14.1 million of the remaining proceeds, which related to the sale of The Crossings at Holcomb Bridge, was used to acquire Atera Apartments on October 25, 2017 in the opening leg of a 1031 Exchange.

(6)

During the year ended December 31, 2017, the Company used cash on hand plus its share of the proceeds, net of mortgage repayments and distributions to noncontrolling interests, from the sales of these properties to repay the entire $30.0 million outstanding on its 2016 bridge facility, which retired the bridge facility, to pay down $10.0 million on its $30.0 million credit facility and to pay down approximately $57.3 million on its 2017 bridge facility (see Note 6).

Other Activity

In August and September 2017, parts of Texas and Florida were hit by two hurricanes, causing severe property damage in the affected areas. As of December 31, 2017, the Company owned three properties in the Houston area, two properties in the Miami area, two properties in the Tampa Bay area, and two properties in the Orlando area. The Company’s properties in these areas suffered minimal damage that was a direct result of the hurricanes, totaling approximately $85,000.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2017 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		3.24%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		3.24%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		3.24%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		3.24%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	52,000		3.24%	7/1/2024
Beechwood Terrace	(3)	Floating	84	20,150		3.24%	7/1/2024
Willow Grove	(3)	Floating	84	14,818		3.34%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		3.34%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		3.18%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		3.18%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		3.18%	7/1/2024
The Ashlar	(3)	Floating	84	14,520		3.18%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		3.18%	7/1/2024
Versailles	(3)	Floating	84	23,880		3.18%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		3.18%	7/1/2024
Madera Point	(3)	Floating	84	15,150		3.18%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		3.18%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		3.34%	7/1/2024
The Colonnade	(3)	Floating	84	28,093		3.24%	7/1/2024
Old Farm	(3)	Floating	84	52,886		3.24%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		3.24%	7/1/2024
Timber Creek	(4)	Floating	120	19,419		3.38%	10/1/2024
Radbourne Lake	(4)	Floating	120	19,153		3.37%	10/1/2024
Sabal Palm at Lake Buena Vista	(4)	Floating	120	37,680		3.37%	12/1/2024
Abbington Heights	(5)	Fixed	120	10,000		3.79%	9/1/2022
Belmont at Duck Creek	(6)	Fixed	84	10,943		4.68%	9/1/2018
Cornerstone	(7)	Fixed	120	22,664		4.24%	3/1/2023
Parc500	(8)	Fixed	120	15,732		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	13,475		3.80%	2/1/2024
Rockledge Apartments	(3)	Floating	84	68,100		3.13%	7/1/2024
Atera Apartments	(9)	Floating	84	29,500		3.04%	11/1/2024
				$731,578
Fair market value adjustment				801	(10)
Deferred financing costs, net of accumulated amortization of $899				(8,322)
				$724,057

Held for Sale Properties
Timberglen	(3)	Floating	84	17,226		3.44%	7/1/2024
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,600		3.67%	1/1/2022
				$30,826
Deferred financing costs, net of accumulated amortization of $101				(478)
				$30,348

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of December 31, 2017 was 1.5643%.

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
(7)

Debt in the amount of $18.0 million was assumed upon acquisition of this property at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of December 31, 2017, the total indebtedness secured by the property had a blended interest rate of 4.24%.

(8)	Debt was assumed upon acquisition of this property at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(9)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The property was held in a consolidated VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of the property with the sale of Timberglen on January 31, 2018, at which time legal title to the property transferred to the Company. Upon the transfer of title, the property owner is no longer considered a VIE (see Note 13).

(10)

The Company reflected valuation adjustments on its fixed rate debt for Belmont at Duck Creek and Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

On June 30, 2017, the Company entered into 22 first mortgages, with a combined principal amount of $502.1 million, on certain of its properties, replacing the $168.4 million of existing mortgage debt outstanding on nine properties and the $300.0 million outstanding under a credit facility (the “$300 Million Credit Facility”). The refinancing of the existing mortgage debt incurred approximately $1.7 million of prepayment penalties, which is included in loss on extinguishment of debt and modification costs on the combined consolidated statements of operations and comprehensive income (loss). The Federal Home Loan Mortgage Corporation (“Freddie Mac”), who was the lender on the existing mortgage debt and the $300 Million Credit Facility, also originated the 22 new first mortgages (the “Freddie Refinance”). In accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the refinancing as a modification of a debt instrument. As such, the existing $4.9 million of net deferred financing costs related to the prior mortgage debt and credit facility debt is included with the approximately $2.9 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of December 31, 2017 and are amortized over the terms of the new mortgage debt. Additionally, the Company incurred approximately $2.0 million of costs in connection with the Freddie Refinance that were not capitalized as deferred financing costs. Such costs are recorded in loss on extinguishment of debt and modification costs on the accompanying combined consolidated statements of operations and comprehensive income (loss). The Company used approximately $16.3 million of proceeds from the Freddie Refinance to fund a portion of the purchase of joint venture interests in the Portfolio held by noncontrolling interests (the “BH Buyout”) (see Note 10).

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

During the year ended December 31, 2017, the Company sold nine properties and repaid the related mortgage loans that encumbered eight of the properties, as detailed in the table below (in thousands):

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

The ninth property the Company sold, Toscana, was released from the collateral pool of the $300 Million Credit Facility upon its sale on April 3, 2017. The Company incurred prepayment penalties of approximately $0.9 million in connection with the payoff of these mortgage loans and $0.1 million of fees in connection with the release of Toscana, both of which are included in loss on extinguishment of debt and modification costs on the combined consolidated statements of operations and comprehensive income (loss).

The weighted average interest rate of the Company’s mortgage indebtedness was 3.34% as of December 31, 2017 and 2.95% as of December 31, 2016. The increase between the periods is primarily related to increases in LIBOR, partially offset by a weighted average reduction of 57 basis points in the borrowing spread related to the Freddie Refinance. As of December 31, 2017, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.14%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3388% on its combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of the Company’s floating rate mortgage indebtedness (see Note 7). The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $273.5 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.26% (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2017, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program. The Company has escrowed approximately $4.2 million to finance smarter, greener property improvements at 20 of its properties, which will be completed by the end of 2018. The Company plans to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. By participating in this program, the Company was able to lower the interest rate on the properties it refinanced in the Freddie Refinance by 10 basis points.

Credit and Bridge Facilities

The following table contains summary information concerning the Company’s credit and bridge facilities as of December 31, 2017 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
$30 Million Credit Facility	Floating	24	$30,000	5.56%	12/29/2018
Deferred financing costs, net of accumulated amortization of $155			(157)
			$29,843

2017 Bridge Facility	Floating	4	$8,597	5.31%	3/31/2018
Deferred financing costs, net of accumulated amortization of $277			(21)
			$8,576
(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of December 31, 2017 was 1.5643%.

$30 Million Credit Facility. On December 29, 2016, the Company, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank National Association (“KeyBank”) and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, the Company drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at the Company’s properties. In April 2017, the Company used cash on hand plus its share of the proceeds, net of distributions to noncontrolling interests, from four properties it sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, the Company drew $11.0 million to fund a portion of the BH Buyout. The $30 Million Credit Facility is a full-term, interest-only facility, has one 12-month extension option and is guaranteed by the OP.

2017 Bridge Facility. On June 30, 2017, the Company, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. The Company drew $44.5 million to fund a portion of the purchase price of Rockledge Apartments and $21.4 million to fund a portion of the BH Buyout. The 2017 Bridge Facility is a full-term, interest-only facility with an initial four-month term (see below) and is guaranteed by the Company. Interest accrues on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. In July 2017, the Company used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. In October 2017, the Company used proceeds from the sale of the NAVA Portfolio to pay down approximately $46.0 million on the 2017 Bridge Facility, bringing the outstanding balance to approximately $8.6 million, and also extended the maturity date to March 31, 2018. In February 2018, the Company used proceeds from the sale of Timberglen to pay the remaining $8.6 million outstanding on the 2017 Bridge Facility, which retired the bridge facility (see Note 13).

The credit and bridge facilities agreements contain customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of December 31, 2017, the Company believes it is in compliance with all provisions of the agreements.

$300 Million Credit Facility. On June 6, 2016, the Company, through certain subsidiaries of the OP, entered into a $200.0 million credit facility, which was expanded to $300.0 million (the “$300 Million Credit Facility”) during the fourth quarter of 2016 to acquire three properties. The $300 Million Credit Facility was cross-collateralized by the following 12 properties: Arbors on Forest Ridge, Cutter’s Point, Eagle Crest, Silverbrook, Timberglen, Edgewater at Sandy Springs, Beechwood Terrace, Willow Grove, Woodbridge, Venue at 8651, Old Farm and Stone Creek at Old Farm.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the years ended December 31, 2017, 2016 and 2015, the Company wrote-off deferred financing costs of $1.0 million, $0.7 million and $0, respectively, which is included in loss on extinguishment of debt and modification costs on the combined consolidated statements of operations and comprehensive income (loss). Amortization of deferred financing costs of $2.0 million, $1.4 million and $1.1 million is included in interest expense on the combined consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2017 are as follows (in thousands):

	Operating Properties	Held For Sale Properties	Credit and Bridge Facilities	Total
2018	$13,352	$219	$38,597	$52,168
2019	2,448	232	—	2,680
2020	2,483	236	—	2,719
2021	2,531	247	—	2,778
2022	11,422	12,666	—	24,088
Thereafter	699,342	17,226	—	716,568
Total	$731,578	$30,826	$38,597	$801,001

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2017 and 2016 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2017, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $273.5 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.26%.

The effective portion of changes in the fair value of derivative financial instruments that are designated as cash flow hedges is recorded in other comprehensive income (loss) (“OCI”) and is subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income (loss) as interest expense. During the years ended December 31, 2017 and 2016, the Company recorded approximately $0.3 million and $1.7 million, respectively, of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a reduction to interest expense on the accompanying combined consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges.

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

As of December 31, 2017, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2017, one-month LIBOR was 1.5643%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. As of December 31, 2016, the Company had 36 interest rate cap derivatives, with a notional amount of $578.3 million, which were not designated as hedges in qualifying hedging relationships. As of December 31, 2015, the Company had 21 interest rate cap derivatives, with a notional amount of $318.7 million, which were not designated as hedges in qualifying hedging relationships.

As of December 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	16	$273,534

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$16,480	$12,413	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	4	5	—	—
Total		$16,484	$12,418	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the combined consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)			Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)*
	2017	2016	2015	(effective portion)	2017	2016	2015	(ineffective portion)*	2017		2016	2015
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate products	2,967	9,800	(391)	Interest expense	(1,416)	(1,033)	(97)	Interest expense	124	(1)	1,683	—
*	Includes amounts excluded from effectiveness testing.
(1)	Includes approximately $185,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivative
	recognized in income	2017	2016	2015
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate products	Interest expense	(19)	(4)	(285)

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

Financial Instruments Not Carried at Fair Value

At December 31, 2017 and 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the years ended December 31, 2017, 2016 and 2015, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

The Company began operations on March 31, 2015 as a result of the Spin-Off. During the year ended December 31, 2017, the Company issued 110,257 shares of common stock pursuant to its long-term incentive plan and retired 354,517 shares of common stock it had repurchased pursuant to its share repurchase program (see “Share Repurchase Program” and “Long Term Incentive Plan” below). As of December 31, 2017, the Company had 21,049,565 shares of common stock, $0.01 par value per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share. This authorization expires on June 15, 2018. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the year ended December 31, 2017, the Company repurchased 104,361 shares of its common stock, $0.01 par value per share, at a total cost of approximately $2,435,000, or $23.33 per share. As of December 31, 2017, the Company had repurchased 354,517 shares of its common stock, $0.01 par value per share, at a total cost of approximately $7,022,000, or $19.81 per share.

Treasury Stock

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the year ended December 31, 2017, the Company retired 354,517 shares of its common stock held in treasury. As of December 31, 2017 and 2016, the Company had 0 shares and 250,156 shares, respectively, of common stock held in treasury.

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved a long-term incentive plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering 2,100,000 shares of common stock, $0.01 par value per share, which the Company may issue pursuant to the 2016 LTIP. The 2016 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period for officers and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2017:

	2017
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	209,797		$19.20
Granted	219,802		22.57
Vested	(110,257)		19.20
Forfeited	—		—
Outstanding December 31,	319,342	(1)	$21.52
(1)

49,768 restricted stock units vest in August 2018 and 49,772 restricted stock units vest in August 2019. 80,742 restricted stock units vest in March 2018 and 69,530 restricted stock units vest in each of March 2019 and March 2020.

As of December 31, 2017, the Company had issued 110,257 shares of common stock under the 2016 LTIP. For the years ended December 31, 2017 and 2016, the Company recognized approximately $3.1 million and $0.8 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the combined consolidated statements of operations and comprehensive income (loss). As of December 31, 2017, the Company had recognized a liability of approximately $0.3 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income attributable to redeemable noncontrolling interests in the Operating Partnership in the accompanying combined consolidated statements of operations and comprehensive income (loss). As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2017	2016	2015
Numerator for earnings (loss) per share:
Net income (loss)	$56,359	$25,888	$(10,992)
Net income (loss) attributable to noncontrolling interests	2,836	4,006	(160)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	149	—	—
Net income (loss) attributable to common stockholders	$53,374	$21,882	$(10,832)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	21,057	21,232	21,294
Denominator for basic earnings (loss) per share	21,057	21,232	21,294
Weighted average unvested restricted stock units	342	82	—
Denominator for diluted earnings per share	21,399	21,314	21,294

Earnings (loss) per weighted average common share:
Basic	$2.53	$1.03	$(0.51)
Diluted	$2.49	$1.03	$(0.51)

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

The following table sets forth the redeemable noncontrolling interests in the OP for the year ended December 31, 2017 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2016	$—
Issuance of redeemable noncontrolling interests in the OP	2,000
Net income attributable to redeemable noncontrolling interests in the OP	149
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	17
Contributions from redeemable noncontrolling interests in the OP	56
Distributions to redeemable noncontrolling interests in the OP	(87)
Redeemable noncontrolling interests in the OP, December 31, 2017	$2,135

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

		For the Year Ended December 31,
		2017	2016	2015
Fees incurred
Property management fees	(1)	$4,330	$3,983	$3,501
Construction supervision fees	(2)	869	885	1,549
Acquisition fees	(3)	675	589	2,048

Reimbursements
Payroll and benefits	(4)	15,344	15,586	14,903
Other reimbursements	(5)	1,982	2,078	1,179

(1)	Included in property management fees on the combined consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)

Includes due diligence costs. Acquisition fees incurred prior to October 1, 2016 are included in acquisition costs on the combined consolidated statements of operations and comprehensive income (loss). Acquisition fees incurred for the period beginning on October 1, 2016 are capitalized to real estate assets on the consolidated balance sheets.

(4)	Included in property operating expenses on the combined consolidated statements of operations and comprehensive income (loss).
(5)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the combined consolidated statements of operations and comprehensive income (loss).

Asset Management Fee

Until the BH Buyout on June 30, 2017, in accordance with the operating agreement of each entity that owns the properties, the Company earned an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee was equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the years ended December 31, 2017, 2016 and 2015, the properties incurred asset management fees to the Company of approximately $0.4 million, $0.7 million, and $0.6 million, respectively. Since the fees were paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because the Company’s previous joint venture partners owned a portion of each of a majority of the properties in the Portfolio, prior to the Company’s purchase of 100% of their joint venture interests, they absorbed their pro rata share of the asset management fee. This amount is reflected on the combined consolidated statements of operations and comprehensive income (loss) in the net income (loss) attributable to noncontrolling interests.

Advisory and Administrative Fee

Prior to the Spin-Off, the predecessor paid NexPoint Advisors, L.P., an affiliate of the Adviser, an annual advisory fee, paid monthly, in an amount equal to 1.00% of the average weekly value of the predecessor’s “Managed Assets.” The predecessor’s Managed Assets were an amount equal to the total assets of the predecessor, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the predecessor’s investment objectives and policies, and/or (iv) any other means.

Additionally, the predecessor paid NexPoint Advisors, L.P. an administrative fee for services to the predecessor. The administrative fee was payable monthly, in an amount equal to 0.20% of the average weekly value of the predecessor’s Managed Assets. The advisory and administrative fees were paid by the predecessor on behalf of the Company.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2017, 2016, and 2015, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred advisory and administrative fees of $7.4 million, $6.8 million, and $5.6 million, respectively. The amount paid for the years ended December 31, 2017, 2016 and 2015 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $2.0 million, $1.4 million and $0.2 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). The allocation of advisory and administrative fees prior to the Spin-Off is based on the terms of the advisory agreement between the Company’s predecessor and its advisor, NexPoint Advisors, L.P. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of operating costs borne by the Company’s predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations. These fees are reflected on the combined consolidated statements of operations and comprehensive income (loss) in advisory and administrative fees.

The increase in advisory and administrative fees on New Assets between both the periods was due to the acquisition of additional properties classified as New Assets after the Spin-Off, for which the Adviser has elected to receive fees on, and the timing of the acquisitions (the Company acquired two properties in August 2015, one property in October 2015, one property in July 2016 and one property in October 2016 that the Adviser elected to receive advisory and administrative fees on). For the year ended December 31, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017, the property acquired in June 2017 and the property acquired in October 2017, which are considered to be permanently waived for the period. For the year ended December 31, 2016, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2017, 2016 and 2015, the Company paid approximately $1.2 million, $0.6 million and $0.1 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2017, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

13. Subsequent Events

Sale of Multifamily Property

The Company sold the following property subsequent to December 31, 2017 (in thousands) (unaudited):

Property Name (1)		Location	Date of Sale	Sales Price	Debt Outstanding (2)	Net Cash Proceeds (3)		Real Estate Carrying Value, net (2)
Timberglen	(4)	Dallas, Texas	January 31, 2018	$30,000	$17,226	$29,567	(5)	$15,804
(1)	Property was classified as held for sale as of December 31, 2017.
(2)	As of December 31, 2017. The Company incurred a prepayment penalty of approximately $0.2 million in connection with the payoff of the mortgage loan.
(3)	Represents sales price, net of closing costs
(4)	The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen.
(5)	In February 2018, the Company used $8.6 million of the proceeds from the sale of Timberglen to pay the entire $8.6 million outstanding on its 2017 Bridge Facility, which retired the bridge facility.

Renewal of Advisory Agreement

On February 12, 2018, the Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term that expires on March 16, 2019.

Dividends Declared

On February 12, 2018, the Company’s board of directors declared a quarterly dividend of $0.25 per share, payable on March 30, 2018 to stockholders of record on March 20, 2018.

Share Repurchase Program

Subsequent to December 31, 2017 and through February 13, 2018, the Company repurchased 118,927 shares of its common stock at a total cost of approximately $3,000,000, or $25.23 per share. As of February 13, 2018, the Company had repurchased a total of 473,444 shares of its common stock at a total cost of approximately $10,022,000, or $21.17 per share.

14. Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly combined consolidated financial information for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$36,991	$35,234	$37,097	$34,913
Net income (loss)	(3,304)	9,930	54,076	(4,343)

Net income (loss) attributable to common stockholders	(3,616)	7,406	53,914	(4,330)
Earnings (loss) per share - basic	(0.17)	0.35	2.56	(0.21)
Earnings (loss) per share - diluted	(0.17)	0.34	2.53	(0.21)

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$33,511	$33,657	$33,079	$32,601
Net income	291	16,596	8,825	176

Net income (loss) attributable to common stockholders	(15)	14,590	7,090	217
Earnings (loss) per share - basic	(0.00)	0.69	0.33	0.01
Earnings (loss) per share - diluted	(0.00)	0.69	0.33	0.01

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$25,537	$28,747	$30,771	$32,603
Net loss	(5,893)	(2,265)	(890)	(1,944)

Net loss attributable to common stockholders	(5,399)	(2,253)	(1,064)	(2,116)
Loss per share - basic (see Note 2)	(0.25)	(0.11)	(0.05)	(0.10)
Loss per share - diluted (see Note 2)	(0.25)	(0.11)	(0.05)	(0.10)

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2017			Accumulated Depreciation
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total (4)	and Amortization (5) (6)	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$13,130	$2,330	$10,475	$12,805	$1,755	$2,330	$11,918	$14,248	$(2,140)	1/31/2014
Cutter's Point	Richardson, Texas	16,640	3,330	12,515	15,845	1,947	3,330	14,110	17,440	(2,499)	1/31/2014
Eagle Crest	Irving, Texas	29,510	5,450	21,875	27,325	2,424	5,450	23,645	29,095	(3,903)	1/31/2014
Silverbrook	Grand Prairie, Texas	30,590	4,860	25,540	30,400	3,427	4,860	28,174	33,034	(5,221)	1/31/2014
Timberglen	Dallas, Texas	17,226	2,510	14,440	16,950	1,762	2,510	15,794	18,304	(2,500)	1/31/2014
Edgewater at Sandy Springs	Atlanta, Georgia	52,000	14,290	43,710	58,000	6,515	14,290	48,295	62,585	(8,389)	7/18/2014
Beechwood Terrace	Antioch, Tennessee	20,150	1,390	20,010	21,400	2,399	1,390	22,000	23,390	(3,211)	7/21/2014
Willow Grove	Nashville, Tennessee	14,818	3,940	9,810	13,750	2,196	3,940	11,708	15,648	(1,946)	7/21/2014
Woodbridge	Nashville, Tennessee	13,677	3,650	12,350	16,000	2,108	3,650	14,124	17,774	(2,225)	7/21/2014
Abbington Heights	Antioch, Tennessee	10,000	1,770	16,130	17,900	2,237	1,770	17,967	19,737	(2,720)	8/1/2014
The Summit at Sabal Park	Tampa, Florida	13,560	5,770	13,280	19,050	1,637	5,770	14,513	20,283	(2,393)	8/20/2014
Courtney Cove	Tampa, Florida	13,680	5,880	13,070	18,950	1,420	5,880	14,059	19,939	(2,309)	8/20/2014
Radbourne Lake	Charlotte, North Carolina	19,153	2,440	21,810	24,250	2,066	2,440	23,224	25,664	(3,343)	9/30/2014
Timber Creek	Charlotte, North Carolina	19,419	11,260	11,490	22,750	3,946	11,260	14,637	25,897	(2,365)	9/30/2014
Belmont at Duck Creek	Garland, Texas	10,943	1,910	16,615	18,525	2,227	1,910	18,406	20,316	(2,622)	9/30/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	37,680	7,580	41,920	49,500	1,761	7,580	42,294	49,874	(5,136)	11/5/2014
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	13,600	6,120	10,880	17,000	1,546	6,120	11,934	18,054	(897)	12/18/2014
Cornerstone	Orlando, Florida	22,664	1,500	30,050	31,550	2,800	1,500	31,956	33,456	(3,843)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	42,480	10,170	47,830	58,000	6,720	10,170	52,736	62,906	(6,879)	2/6/2015
The Ashlar	Dallas, Texas	14,520	4,090	12,145	16,235	2,432	4,090	14,215	18,305	(2,066)	2/26/2015
Heatherstone	Dallas, Texas	8,880	2,320	7,130	9,450	1,982	2,320	8,904	11,224	(1,298)	2/26/2015
Versailles	Dallas, Texas	23,880	6,720	19,445	26,165	4,213	6,720	23,077	29,797	(3,064)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	17,460	7,480	13,520	21,000	1,969	7,480	15,088	22,568	(1,878)	4/15/2015
Madera Point	Mesa, Arizona	15,150	4,920	17,605	22,525	1,702	4,920	18,678	23,598	(2,045)	8/5/2015
The Pointe at the Foothills	Mesa, Arizona	34,800	4,840	47,435	52,275	2,602	4,840	48,604	53,444	(4,707)	8/5/2015
Venue at 8651	Fort Worth, Texas	13,734	2,350	16,900	19,250	3,371	2,350	19,760	22,110	(2,075)	10/30/2015
Parc500	West Palm Beach, Florida	15,732	3,860	19,424	23,284	3,098	3,860	22,031	25,891	(1,294)	7/27/2016
The Colonnade	Phoenix, Arizona	28,093	8,340	36,520	44,860	2,027	8,340	37,824	46,164	(1,799)	10/11/2016
Old Farm	Houston, Texas	52,886	11,078	73,986	85,064	964	11,078	71,596	82,674	(2,763)	12/29/2016
S-1

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2017			Accumulated Depreciation
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total (4)	and Amortization (5) (6)	Date Acquired
Stone Creek at Old Farm	Houston, Texas	15,274	3,493	19,937	23,430	251	3,493	19,616	23,109	(751)	12/29/2016
Hollister Place	Houston, Texas	13,475	2,782	21,902	24,684	571	2,782	21,541	24,323	(792)	2/1/2017
Rockledge Apartments	Marietta, Georgia	68,100	17,451	96,577	114,028	1,466	17,451	95,022	112,473	(1,839)	6/30/2017
Atera Apartments	Dallas, Texas	29,500	22,371	37,090	59,461	20	22,371	37,110	59,481	(737)	10/25/2017
		$762,404	$198,245	$833,416	$1,031,661	$77,561	$198,245	$884,560	$1,082,805	$(91,649)

(1)

Encumbrances includes mortgage debt. Encumbrances does not include the $30.0 million of debt outstanding under the $30 Million Credit Facility and the $8.6 million of debt outstanding under the 2017 Bridge Facility as the loans are not collateralized by any properties.

(2)

Includes gross intangible lease assets of approximately $27.8 million and buildings, improvements and furniture, fixtures and equipment of approximately $805.6 million, which includes total acquisition costs of approximately $1.7 million incurred on the acquisitions of The Colonnade, Old Farm, Stone Creek at Old Farm, Hollister Place, Rockledge Apartments and Atera Apartments.

(3)	Includes gross intangible lease assets of approximately $1.3 million, construction in progress of approximately $3.8 million, and furniture, fixtures and equipment of approximately $46.5 million.
(4)	The aggregate cost, net of accumulated depreciation, for Federal income tax purposes as of December 31, 2017 was approximately $0.9 billion (unaudited).
(5)	Includes accumulated amortization of intangible lease assets of approximately $0.5 million.
(6)

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives. The estimated useful life to compute depreciation for buildings is 30 years, for improvements is 15 years, and for furniture, fixtures and equipment is 3 years. The estimated useful life to compute amortization for intangible lease assets is six months.

S-2

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Real Estate:
Balance, beginning of year	$1,029,349	$942,755	$650,314
Additions:
Real estate acquired	198,173	176,638	277,434
Improvements	25,748	24,956	37,891
Deductions:
Real estate sold	(160,250)	(112,427)	—
Write-off of fully amortized assets and other	(10,215)	(2,573)	(22,884)
Balance, end of year	$1,082,805	$1,029,349	$942,755

Accumulated Depreciation and Amortization:
Balance, beginning of year	$66,312	$39,873	$21,788
Depreciation expense	39,812	34,265	28,684
Amortization expense	8,940	1,379	12,117
Accumulated depreciation on sales	(14,199)	(6,632)	—
Write-off of fully amortized assets and other	(9,216)	(2,573)	(22,716)
Balance, end of year	$91,649	$66,312	$39,873

S-3