Form 10-Q
period 2018-03-31
NexPoint Residential Trust, Inc.
filed 2018-05-01
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 20,759,088 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2018

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

•	the risk that the Internal Revenue Service (the “IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors (the “Board”) to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;

•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; and
•

any other risks included under Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2018 (our “Annual Report”).

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$189,615	$189,615
Buildings and improvements	808,686	806,981
Intangible lease assets	1,340	1,340
Construction in progress	4,239	3,786
Furniture, fixtures, and equipment	47,647	44,725
Total Gross Operating Real Estate Investments	1,051,527	1,046,447
Accumulated depreciation and amortization	(99,501)	(88,252)
Total Net Operating Real Estate Investments	952,026	958,195
Real estate held for sale, net of accumulated depreciation of $897 and $3,397, respectively	17,199	32,961
Total Net Real Estate Investments	969,225	991,156
Cash and cash equivalents	13,935	16,036
Restricted cash	18,258	27,212
Accounts receivable	2,714	2,932
Prepaid and other assets	3,352	1,559
Fair market value of interest rate swaps	24,146	16,480
TOTAL ASSETS	$1,031,630	$1,055,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$723,663	$724,057
Mortgages payable held for sale, net	13,469	30,348
Credit facility, net	29,882	29,843
Bridge facility, net	—	8,576
Accounts payable and other accrued liabilities	4,455	6,226
Accrued real estate taxes payable	4,532	9,684
Accrued interest payable	2,199	2,074
Security deposit liability	1,541	1,518
Prepaid rents	2,069	1,470
Total Liabilities	781,810	813,796

Redeemable noncontrolling interests in the Operating Partnership	2,097	2,135

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 20,926,355 and 21,049,565 shares issued and outstanding, respectively	209	210
Additional paid-in capital	202,085	206,227
Accumulated earnings less dividends	22,569	17,885
Accumulated other comprehensive income	22,860	15,122
Total Stockholders' Equity	247,723	239,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,031,630	$1,055,375

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$30,573	$31,908
Other income	4,484	5,083
Total revenues	35,057	36,991
Expenses
Property operating expenses	8,877	9,871
Real estate taxes and insurance	4,856	4,965
Property management fees (1)	1,054	1,113
Advisory and administrative fees (2)	1,838	1,825
Corporate general and administrative expenses	1,813	1,333
Property general and administrative expenses	1,547	1,586
Depreciation and amortization	11,372	12,443
Total expenses	31,357	33,136
Operating income	3,700	3,855
Interest expense	(6,797)	(7,159)
Loss on extinguishment of debt and modification costs	(551)	—
Gain on sale of real estate	13,742	—
Net income (loss)	10,094	(3,304)
Net income attributable to noncontrolling interests	—	312
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	30	—
Net income (loss) attributable to common stockholders	$10,064	$(3,616)
Other comprehensive income
Unrealized gains on interest rate derivatives	7,761	1,046
Total comprehensive income (loss)	17,855	(2,258)
Comprehensive income attributable to noncontrolling interests	—	412
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	53	—
Comprehensive income (loss) attributable to common stockholders	$17,802	$(2,670)

Weighted average common shares outstanding - basic	20,987	21,044
Weighted average common shares outstanding - diluted	21,430	21,293

Earnings (loss) per share - basic	$0.48	$(0.17)
Earnings (loss) per share - diluted	$0.47	$(0.17)

Dividends declared per common share	$0.25	$0.22

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Notes 10 and 11).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$17,885	$15,122	$—	$239,444
Net income attributable to common stockholders					—	10,064	—	—	10,064
Repurchase of common stock					—	—	—	(5,058)	(5,058)
Retirement of common stock held in treasury			(203,953)	(2)	(5,056)	—	—	5,058	—
Vesting of stock-based compensation			80,743	1	914	—	—	—	915
Common stock dividends declared					—	(5,380)	—	—	(5,380)
Other comprehensive income					—	—	7,738	—	7,738
Balances, March 31, 2018	—	$—	20,926,355	$209	$202,085	$22,569	$22,860	$—	$247,723

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$10,094	$(3,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(13,742)	—
Depreciation and amortization	11,372	12,443
Amortization/write-off of deferred financing costs	768	532
Change in fair value on derivative instruments included in interest expense	(349)	449
Net cash received (paid) on derivative settlements	331	(216)
Amortization of fair market value adjustment of assumed debt	(51)	(51)
Vesting of stock-based compensation	915	608
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(1,036)	(1,303)
Operating liabilities	(5,171)	(1,593)
Net cash provided by operating activities	3,131	7,565

Cash flows from investing activities
Net proceeds from sale of real estate	29,553	—
Additions to real estate investments	(6,830)	(5,443)
Acquisition of real estate investment	—	(24,580)
Net cash provided by (used in) investing activities	22,723	(30,023)

Cash flows from financing activities
Mortgage proceeds received	—	13,475
Mortgage payments	(17,929)	(332)
Credit facility proceeds received	—	14,000
Bridge facility payments	(8,597)	—
Deferred financing costs paid	—	(155)
Repurchase of common stock	(5,058)	—
Dividends paid to common stockholders	(5,325)	(4,629)
Contributions from noncontrolling interests	—	13
Distributions to noncontrolling interests	—	(1,433)
Net cash provided by (used in) financing activities	(36,909)	20,939

Net decrease in cash and restricted cash	(11,055)	(1,519)
Cash and restricted cash, beginning of period	43,248	55,261
Cash and restricted cash, end of period	$32,193	$53,742

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,683	$6,179
Prepayment penalties paid	172	—
Supplemental Disclosure of Noncash Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	1,150	1,047
Change in fair value on derivative instruments designated as hedges	7,761	1,046
Liabilities assumed from acquisitions	—	104
Increase in dividends payable on restricted stock units	55	95

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2018, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Strategic Opportunities Fund (fka NexPoint Credit Strategies Fund) (“NHF”) of all but one of the multifamily properties owned by NHF through its wholly owned subsidiary NexPoint Real Estate Opportunities, LLC (fka Freedom REIT, LLC) (“NREO”). We use the term “predecessor” to mean the carve-out business of NREO. On March 31, 2015, NHF distributed all of the outstanding shares of the Company's common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.”

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2018, and results of operations for the three months ended March 31, 2018 and 2017 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 and notes thereto included in its annual report on Form 10-K filed with the SEC on February 15, 2018.

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2018.

Principles of Consolidation

The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity ("VIE"). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries.

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

Real Estate Investments

Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations, and Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”), which the Company early adopted on October 1, 2016. The Company believes most future acquisition costs will be capitalized in accordance with ASU 2017-01. Prior to the Company’s adoption of ASU 2017-01, acquisition costs were expensed as incurred.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2018 and 2017.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2018, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2018. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. The Company may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act. The following recent accounting pronouncements reflect effective dates that delay the adoption until those standards would otherwise apply to private companies.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a VIE, and (3) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The Company implemented the provisions of ASU 2015-02 as of January 1, 2017 and there was no material impact on its consolidated financial statements. Upon issuing OP Units to a noncontrolling limited partner on August 1, 2017, the OP became a VIE as such limited partner of the OP lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and continues to consolidate, the OP.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company early adopted ASU 2016-09 on January 1, 2017, on a prospective basis, and there was no material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”), which clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships. The Company early adopted ASU 2017-12 on January 1, 2018, on a modified retrospective basis. For cash flow hedges existing as of the date of adoption, the Company eliminated the separate measurement of ineffectiveness by means of a cumulative-effect adjustment to accumulated other comprehensive income (“OCI”) with a corresponding adjustment to the opening balance of accumulated earnings less dividends on January 1, 2018. The cumulative-effect adjustment, which eliminated the cumulative ineffectiveness that was previously reported in interest expense, resulted in an increase to OCI of approximately $1.4 million, with a corresponding decrease to accumulated earnings less dividends.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. The Company expects to implement the provisions of ASU 2014-09 as of January 1, 2019 and has not yet selected a transition method. The Company is continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, the Company does not expect its adoption to have a material impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company expects to implement the provisions of ASU 2016-01 as of January 1, 2019, and does not expect the new standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company expects to implement the provisions of ASU 2016-02 as of January 1, 2020 in conjunction with the adoption of ASU 2014-09 discussed above. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. Based on a preliminary assessment, the Company expects most of its operating leases will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on its consolidated balance sheets. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

As of March 31, 2018, the Company, through the OP and the wholly owned TRS, owned 32 properties. The following table represents the Company’s ownership in each property as of March 31, 2018 and December 31, 2017:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	March 31, 2018		December 31, 2017
Arbors on Forest Ridge		Bedford, Texas	2014	100%		100%
Cutter's Point		Richardson, Texas	2014	100%		100%
Eagle Crest		Irving, Texas	2014	100%		100%
Silverbrook		Grand Prairie, Texas	2014	100%		100%
Timberglen		Dallas, Texas	2014	—	(1)	100%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%		100%
Beechwood Terrace		Antioch, Tennessee	2014	100%		100%
Willow Grove		Nashville, Tennessee	2014	100%		100%
Woodbridge		Nashville, Tennessee	2014	100%		100%
Abbington Heights		Antioch, Tennessee	2014	100%		100%
The Summit at Sabal Park		Tampa, Florida	2014	100%		100%
Courtney Cove		Tampa, Florida	2014	100%		100%
Radbourne Lake		Charlotte, North Carolina	2014	100%		100%
Timber Creek		Charlotte, North Carolina	2014	100%		100%
Belmont at Duck Creek		Garland, Texas	2014	100%		100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%		100%
Southpoint Reserve at Stoney Creek	(2)	Fredericksburg, Virginia	2014	100%		100%
Cornerstone		Orlando, Florida	2015	100%		100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%		100%
The Ashlar		Dallas, Texas	2015	100%		100%
Heatherstone		Dallas, Texas	2015	100%		100%
Versailles		Dallas, Texas	2015	100%		100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%		100%
Madera Point		Mesa, Arizona	2015	100%		100%
The Pointe at the Foothills		Mesa, Arizona	2015	100%		100%
Venue at 8651		Fort Worth, Texas	2015	100%		100%
Parc500		West Palm Beach, Florida	2016	100%		100%
The Colonnade		Phoenix, Arizona	2016	100%		100%
Old Farm		Houston, Texas	2016	100%		100%
Stone Creek at Old Farm		Houston, Texas	2016	100%		100%
Hollister Place		Houston, Texas	2017	100%		100%
Rockledge Apartments		Marietta, Georgia	2017	100%		100%
Atera Apartments	(3)	Dallas, Texas	2017	100%		100%
(1)	Property was sold during the three months ended March 31, 2018.
(2)	Property was classified as held for sale as of March 31, 2018.
(3)

Entity that directly owned the property was consolidated as a VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of the property with the sale of Timberglen on January 31, 2018, at which time legal title to the property transferred to the Company. Upon the transfer of title, the property owner is no longer considered a VIE (see Note 5).

4. Real Estate Investments Statistics

As of March 31, 2018, the Company was invested in a total of 32 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Arbors on Forest Ridge		155	210	1/31/2014	$863	$862	93.8%	96.2%
Cutter's Point		198	196	1/31/2014	1,078	1,063	94.9%	95.4%
Eagle Crest		396	447	1/31/2014	907	887	90.2%	93.3%
Silverbrook		526	642	1/31/2014	800	791	94.7%	95.2%
Edgewater at Sandy Springs		727	760	7/18/2014	940	940	94.5%	93.8%
Beechwood Terrace		272	300	7/21/2014	934	927	95.7%	94.3%
Willow Grove		229	244	7/21/2014	927	919	95.1%	95.5%
Woodbridge		247	220	7/21/2014	988	952	94.5%	93.6%
Abbington Heights		239	274	8/1/2014	892	890	93.1%	94.2%
The Summit at Sabal Park		205	252	8/20/2014	929	913	94.4%	92.9%
Courtney Cove		225	324	8/20/2014	842	836	92.3%	94.4%
Radbourne Lake		247	225	9/30/2014	1,056	1,061	96.9%	93.3%
Timber Creek		248	352	9/30/2014	816	817	95.7%	94.0%
Belmont at Duck Creek		198	240	9/30/2014	1,014	999	94.6%	95.4%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,193	1,167	96.5%	96.8%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,066	1,067	94.9%	93.6%
Cornerstone		318	430	1/15/2015	939	927	96.3%	94.4%
The Preserve at Terrell Mill		692	752	2/6/2015	870	855	94.0%	93.1%
The Ashlar		206	264	2/26/2015	828	835	93.9%	91.7%
Heatherstone		116	152	2/26/2015	842	839	95.4%	89.5%
Versailles		301	388	2/26/2015	871	865	94.1%	94.8%
Seasons 704 Apartments		217	222	4/15/2015	1,083	1,076	93.7%	96.4%
Madera Point		193	256	8/5/2015	822	807	94.9%	93.0%
The Pointe at the Foothills		473	528	8/5/2015	813	814	93.8%	90.9%
Venue at 8651		289	333	10/30/2015	831	809	95.8%	94.3%
Parc500		266	217	7/27/2016	1,188	1,179	94.9%	94.9%
The Colonnade		256	415	10/11/2016	690	685	91.3%	94.0%
Old Farm		697	734	12/29/2016	1,183	1,183	92.2%	92.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,169	1,165	92.6%	94.7%
Hollister Place		246	260	2/1/2017	950	959	95.0%	95.0%
Rockledge Apartments		802	708	6/30/2017	1,158	1,149	94.1%	92.9%
Atera Apartments		334	380	10/25/2017	1,256	1,265	90.3%	92.1%
		10,191	11,471

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2018 and December 31, 2017, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2018 and December 31, 2017, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2018 and December 31, 2017, divided by the total number of units, expressed as a percentage.
(3)	Property was classified as held for sale as of March 31, 2018.

5. Real Estate Investments

As of March 31, 2018, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,092	$—	$62	$865	$14,349
Cutter's Point	3,330	13,035	—	—	1,139	17,504
Eagle Crest	5,450	22,018	—	4	1,351	28,823
Silverbrook	4,860	25,683	—	259	2,611	33,413
Edgewater at Sandy Springs	14,290	44,042	—	—	4,440	62,772
Beechwood Terrace	1,390	20,743	—	—	1,345	23,478
Willow Grove	3,940	10,796	—	—	989	15,725
Woodbridge	3,650	13,054	—	—	1,176	17,880
Abbington Heights	1,770	16,889	—	—	1,212	19,871
The Summit at Sabal Park	5,770	13,414	—	—	1,186	20,370
Courtney Cove	5,880	12,967	—	—	1,106	19,953
Radbourne Lake	2,440	21,968	—	—	1,356	25,764
Timber Creek	11,260	13,506	—	—	1,194	25,960
Belmont at Duck Creek	1,910	17,202	—	—	1,246	20,358
Sabal Palm at Lake Buena Vista	7,580	41,237	—	—	1,108	49,925
Cornerstone	1,500	30,478	—	—	1,602	33,580
The Preserve at Terrell Mill	10,170	48,682	—	—	4,220	63,072
The Ashlar	4,090	12,647	—	—	1,666	18,403
Heatherstone	2,320	7,983	—	—	1,031	11,334
Versailles	6,720	19,849	—	1,231	2,546	30,346
Seasons 704 Apartments	7,480	14,198	—	53	1,101	22,832
Madera Point	4,920	17,542	—	—	1,238	23,700
The Pointe at the Foothills	4,840	46,920	—	—	1,795	53,555
Venue at 8651	2,350	17,945	—	41	2,034	22,370
Parc500	3,860	19,927	—	692	1,768	26,247
The Colonnade	8,340	36,861	—	73	1,080	46,354
Old Farm	11,078	70,222	—	8	1,445	82,753
Stone Creek at Old Farm	3,493	19,351	—	—	399	23,243
Hollister Place	2,782	20,779	—	228	847	24,636
Rockledge Apartments	17,451	92,522	—	1,067	1,823	112,863
Atera Apartments	22,371	35,134	1,340	521	728	60,094
	189,615	808,686	1,340	4,239	47,647	1,051,527
Accumulated depreciation and amortization	—	(72,184)	(1,167)	—	(26,150)	(99,501)
Total Operating Properties	$189,615	$736,502	$173	$4,239	$21,497	$952,026

Held For Sale Property
Southpoint Reserve at Stoney Creek	6,120	11,265	—	—	711	18,096
Accumulated depreciation and amortization	—	(736)	—	—	(161)	(897)
Total Held For Sale Property	$6,120	$10,529	$—	$—	$550	$17,199

Total	$195,735	$747,031	$173	$4,239	$22,047	$969,225

As of December 31, 2017, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,089	$—	$—	$829	$14,248
Cutter's Point	3,330	13,030	—	—	1,080	17,440
Eagle Crest	5,450	22,346	—	—	1,299	29,095
Silverbrook	4,860	25,665	—	—	2,509	33,034
Edgewater at Sandy Springs	14,290	44,004	—	—	4,291	62,585
Beechwood Terrace	1,390	20,729	—	—	1,271	23,390
Willow Grove	3,940	10,766	—	—	942	15,648
Woodbridge	3,650	13,031	—	—	1,093	17,774
Abbington Heights	1,770	16,796	—	—	1,171	19,737
The Summit at Sabal Park	5,770	13,377	—	—	1,136	20,283
Courtney Cove	5,880	12,961	—	2	1,096	19,939
Radbourne Lake	2,440	21,924	—	—	1,300	25,664
Timber Creek	11,260	13,479	—	—	1,158	25,897
Belmont at Duck Creek	1,910	17,190	—	—	1,216	20,316
Sabal Palm at Lake Buena Vista	7,580	41,229	—	1	1,064	49,874
Cornerstone	1,500	30,452	—	17	1,487	33,456
The Preserve at Terrell Mill	10,170	48,630	—	32	4,074	62,906
The Ashlar	4,090	12,640	—	—	1,575	18,305
Heatherstone	2,320	7,868	—	36	1,000	11,224
Versailles	6,720	19,798	—	914	2,365	29,797
Seasons 704 Apartments	7,480	14,079	—	—	1,009	22,568
Madera Point	4,920	17,481	—	9	1,188	23,598
The Pointe at the Foothills	4,840	46,723	—	142	1,739	53,444
Venue at 8651	2,350	17,625	—	300	1,835	22,110
Parc500	3,860	19,885	—	676	1,470	25,891
The Colonnade	8,340	36,828	—	62	934	46,164
Old Farm	11,078	69,881	—	323	1,392	82,674
Stone Creek at Old Farm	3,493	19,227	—	15	374	23,109
Hollister Place	2,782	20,754	—	89	698	24,323
Rockledge Apartments	17,451	92,397	—	1,168	1,457	112,473
Atera Apartments	22,371	35,097	1,340	—	673	59,481
	189,615	806,981	1,340	3,786	44,725	1,046,447
Accumulated depreciation and amortization	—	(65,016)	(497)	—	(22,739)	(88,252)
Total Operating Properties	$189,615	$741,965	$843	$3,786	$21,986	$958,195

Held For Sale Properties
Timberglen	2,510	14,717	—	—	1,077	18,304
Southpoint Reserve at Stoney Creek	6,120	11,255	—	—	679	18,054
	8,630	25,972	—	—	1,756	36,358
Accumulated depreciation and amortization	—	(2,630)	—	—	(767)	(3,397)
Total Held For Sale Properties	$8,630	$23,342	$—	$—	$989	$32,961

Total	$198,245	$765,307	$843	$3,786	$22,975	$991,156

Depreciation expense was $10.7 million and $9.7 million for the three months ended March 31, 2018 and 2017, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.7 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through March 31, 2018 is expected to be $0.2 million for the remainder of the year ended December 31, 2018. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2017 has been fully amortized and the assets and related accumulated amortization have been written off as of March 31, 2018.

Disposition

The following table presents the Company’s sale of real estate during the three months ended March 31, 2018 (in thousands); there were no sales of real estate during the three months ended March 31, 2017.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Timberglen	(2)	Dallas, Texas	January 31, 2018	$30,000	$29,553	$13,742
(1)	Represents sales price, net of closing costs.
(2)	The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen, at which time legal title to Atera Apartments transferred to the Company.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2018 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		3.56%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		3.56%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		3.56%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		3.56%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	52,000		3.56%	7/1/2024
Beechwood Terrace	(3)	Floating	84	20,150		3.56%	7/1/2024
Willow Grove	(3)	Floating	84	14,818		3.66%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		3.66%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		3.50%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		3.50%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		3.50%	7/1/2024
The Ashlar	(3)	Floating	84	14,520		3.50%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		3.50%	7/1/2024
Versailles	(3)	Floating	84	23,880		3.50%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		3.50%	7/1/2024
Madera Point	(3)	Floating	84	15,150		3.50%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		3.50%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		3.66%	7/1/2024
The Colonnade	(3)	Floating	84	28,093		3.56%	7/1/2024
Old Farm	(3)	Floating	84	52,886		3.56%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		3.56%	7/1/2024
Timber Creek	(4)	Floating	120	19,325		3.70%	10/1/2024
Radbourne Lake	(4)	Floating	120	19,062		3.69%	10/1/2024
Sabal Palm at Lake Buena Vista	(4)	Floating	120	37,487		3.69%	12/1/2024
Abbington Heights	(5)	Fixed	120	9,946		3.79%	9/1/2022
Belmont at Duck Creek	(6)	Fixed	84	10,888		4.68%	9/1/2018
Cornerstone	(7)	Fixed	120	22,553		4.24%	3/1/2023
Parc500	(8)	Fixed	120	15,668		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	13,475		4.12%	2/1/2024
Rockledge Apartments	(3)	Floating	84	68,100		3.45%	7/1/2024
Atera Apartments	(9)	Floating	84	29,500		3.36%	11/1/2024
				$730,916
Fair market value adjustment				751	(10)
Deferred financing costs, net of accumulated amortization of $1,218				(8,004)
				$723,663

Held For Sale Property
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,557		3.99%	1/1/2022
Deferred financing costs, net of accumulated amortization of $77				(88)
				$13,469
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.

(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of March 31, 2018 was 1.8831%.
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

(5)	Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan is open to pre-payment in the last three months of the term.
(6)

Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan is open to pre-payment in the last six months of the term. The Company is currently in discussions with the lender to refinance the mortgage debt prior to maturity into a floating rate mortgage and extend the maturity date.

(7)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of March 31, 2018, the total indebtedness secured by the property had a blended interest rate of 4.24%.

(8)	Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(9)

Loan can be pre-paid in the first 12 months of the term at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The property was held in a consolidated VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of the property with the sale of Timberglen on January 31, 2018, at which time legal title to the property transferred to the Company. Upon the transfer of title, the property owner is no longer considered a VIE.

(10)

The Company reflected valuation adjustments on its fixed rate debt for Belmont at Duck Creek and Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

During the three months ended March 31, 2018, the Company sold one property and repaid the related mortgage loan that encumbered the property, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Timberglen	January 31, 2018	Floating	$17,226
(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.63% as of March 31, 2018 and 3.34% as of December 31, 2017. The increase between the periods is primarily related to increases in LIBOR. As of March 31, 2018, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.15%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3388% on its combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of the Company’s floating rate mortgage indebtedness (see Note 7). The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $177.3 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.66% (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2018, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program. In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties, which is expected to be completed by the end of 2018. As of March 31, 2018, the Company had spent approximately $1.3 million on green improvements. The Company expects to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades.

Credit and Bridge Facilities

The following table contains summary information concerning the Company’s credit facility as of March 31, 2018 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
$30 Million Credit Facility	Floating	24	$30,000	5.88%	12/29/2018
Deferred financing costs, net of accumulated amortization of $194			(118)
			$29,882
(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of March 31, 2018 was 1.8831%.

$30 Million Credit Facility. On December 29, 2016, the Company, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank National Association (“KeyBank”). The $30 Million Credit Facility is a full-term, interest-only facility, has one 12-month extension option and is guaranteed by the OP.

The $30 Million Credit Facility loan agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of March 31, 2018, the Company believes it is in compliance with all provisions of the loan agreement.

2017 Bridge Facility. On June 30, 2017, the Company, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. The 2017 Bridge Facility was a full-term, interest-only facility with an initial four-month term (see below) and was guaranteed by the Company. Interest accrued on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. In July 2017, the Company used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. In October 2017, the Company used proceeds from the sale of four properties to pay down approximately $46.0 million on the 2017 Bridge Facility, bringing the outstanding balance to approximately $8.6 million, and also extended the maturity date to March 31, 2018. In February 2018, the Company used proceeds from the sale of Timberglen to pay the remaining $8.6 million outstanding on the 2017 Bridge Facility, which retired the bridge facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended March 31, 2018, the Company wrote-off deferred financing costs of approximately $0.4 million, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). The Company did not write-off any deferred financings costs for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, amortization of deferred financing costs of approximately $0.4 million and $0.5 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2018 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2018	$12,692	$169	$30,000	$42,861
2019	2,448	217	—	2,665
2020	2,483	220	—	2,703
2021	2,531	231	—	2,762
2022	11,422	12,720	—	24,142
Thereafter	699,340	—	—	699,340
Total	$730,916	$13,557	$30,000	$774,473

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $177.3 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.66%.

The changes in fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the three months ended March 31, 2018, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the three months ended March 31, 2017, the Company recorded less than $0.1 million of loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as an increase to interest expense on the accompanying consolidated statements of operations and comprehensive income (loss).

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

As of March 31, 2018, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2018, one-month LIBOR was 1.8831%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of March 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	11	$177,273

As of March 31, 2017, the Company had 18 interest rate cap derivatives, with a notional amount of $306.9 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$24,146	$16,480	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	13	4	—	—
Total		$24,159	$16,484	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2018	2017		OCI into income	2018	2017		in income	2018	2017*
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate products	$8,100	$622	(1)	Interest expense	$339	$(335)	(1)	Interest expense	$—	$(110)	(2) (3)
*	Includes amounts excluded from effectiveness testing.
(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.
(3)	Includes approximately $90,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2018	2017
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate products	Interest expense	$10	$(4)

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

Financial Instruments Not Carried at Fair Value

At March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the three months ended March 31, 2018 and 2017, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

The Company began operations on March 31, 2015 as a result of the Spin-Off. During the three months ended March 31, 2018, the Company issued 80,743 shares of common stock pursuant to its long-term incentive plan and retired 203,953 shares of common stock it had repurchased pursuant to its share repurchase program (see “Share Repurchase Program” and “Long Term Incentive Plan” below). As of March 31, 2018, the Company had 20,926,355 shares of common stock, $0.01 par value per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share (the “Share Repurchase Program”). This authorization expires on June 15, 2018. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the three months ended March 31, 2018, the Company repurchased 203,953 shares of its common stock, $0.01 par value per share, at a total cost of approximately $5,058,000, or $24.80 per share. As of March 31, 2018, the Company had repurchased 558,470 shares of its common stock, $0.01 par value per share, at a total cost of approximately $12,079,000, or $21.63 per share.

Treasury Stock

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the three months ended March 31, 2018, the Company retired 203,953 shares of its common stock held in treasury. As of March 31, 2018 and December 31, 2017, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period for officers and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2018:

	2018
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	319,342		$21.52
Granted	275,795		23.57
Vested	(80,743)		22.57
Forfeited	—		—
Outstanding March 31,	514,394	(1)	$22.45
(1)

49,768 restricted stock units vest in August 2018 and 49,772 restricted stock units vest in August 2019. 69,529 restricted stock units vest in March 2019 and 69,530 restricted stock units vest in March 2020. 78,563 restricted stock units vest in February 2019 and 65,744 restricted stock units vest in each of February 2020, 2021 and 2022.

As of March 31, 2018, the Company had issued 191,000 shares of common stock under the 2016 LTIP. For the three months ended March 31, 2018 and 2017, the Company recognized approximately $0.9 million and $0.6 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2018, the Company had recognized a liability of approximately $0.4 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income attributable to redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated statements of operations and comprehensive income (loss). As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Numerator for earnings (loss) per share:
Net income (loss)	$10,094	$(3,304)
Net income attributable to noncontrolling interests	—	312
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	30	—
Net income (loss) attributable to common stockholders	$10,064	$(3,616)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	20,987	21,044
Denominator for basic earnings (loss) per share	20,987	21,044
Weighted average unvested restricted stock units	443	249
Denominator for diluted earnings (loss) per share	21,430	21,293

Earnings (loss) per weighted average common share:
Basic	$0.48	$(0.17)
Diluted	$0.47	$(0.17)

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

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2018 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2017	$2,135
Net income attributable to redeemable noncontrolling interests in the OP	30
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	23
Distributions to redeemable noncontrolling interests in the OP	(91)
Redeemable noncontrolling interests in the OP, March 31, 2018	$2,097

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

11. Related Party Transactions

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equity, who was a noncontrolling interest member of the Company’s joint ventures prior to the BH Buyout on June 30, 2017. Through BH Equity’s noncontrolling interests in such joint ventures, BH Equity was deemed to be a related party. With the completion of the BH Buyout, BH Equity is no longer deemed to be a related party. BH Equity became a noncontrolling limited partner of the OP upon execution of the Amendment. BH and its affiliates do not have common ownership in any joint venture with the Adviser; there is also no common ownership between BH and its affiliates and the Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2018 and 2017 (in thousands):

		For the Three Months Ended March 31,
		2018	2017
Fees incurred
Property management fees	(1)	$1,054	$1,113
Construction supervision fees	(2)	287	184
Acquisition fees	(3)	—	91

Reimbursements
Payroll and benefits	(4)	3,788	4,047
Other reimbursements	(5)	461	482

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees incurred are capitalized to real estate assets on the consolidated balance sheets.

(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
(5)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive income (loss).

Asset Management Fee

Until the BH Buyout on June 30, 2017, in accordance with the operating agreement of each entity that owns the properties, the Company earned an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee was equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the three months ended March 31, 2017, the properties incurred asset management fees to the Company of approximately $0.2 million. Since the fees were paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because the Company’s previous joint venture partners owned a portion of each of a majority of the properties in the Portfolio, prior to the Company’s purchase of 100% of their joint venture interests, they absorbed their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive income (loss) in the net income attributable to noncontrolling interests.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2018 and 2017, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended March 31, 2018 and 2017, the Company incurred advisory and administrative fees of $1.8 million and $1.8 million, respectively. The amount paid for the three months ended March 31, 2018 and 2017 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). For the three months ended March 31, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017, the property acquired in June 2017 and the property acquired in October 2017, which are considered to be permanently waived for the period. For the three months ended March 31, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016 and the property acquired in February 2017, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the three months ended March 31, 2018, the Company paid approximately $0.1 million to NexBank Title, Inc. (“NexBank Title”); the Company did not pay any amounts to NexBank Title for the three months ended March 31, 2017. NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2018, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

13. Subsequent Events

Share Repurchase Program

Subsequent to March 31, 2018 and through April 30, 2018, the Company repurchased 167,267 shares of its common stock at a total cost of approximately $4,307,000, or $25.75 per share. As of April 30, 2018, the Company had repurchased a total of 725,737 shares of its common stock at a total cost of approximately $16,386,000, or $22.58 per share. On April 30, 2018, the Board authorized increasing the Share Repurchase Program to up to $40.0 million, and extending it by an additional two years to June 15, 2020.

Dividends Declared

On April 30, 2018, the Company’s board of directors declared a quarterly dividend of $0.25 per share, payable on June 29, 2018 to stockholders of record on June 15, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2018.

Overview

As of March 31, 2018, our portfolio consisted of 32 multifamily properties (the “Portfolio”) primarily located in the Southeastern and Southwestern United States encompassing 11,471 units of apartment space that was approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $958. Substantially all of our business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), our operating partnership. We own the Portfolio through the OP and our wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. Our wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2018, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

We began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Strategic Opportunities Fund (fka NexPoint Credit Strategies Fund) (“NHF”) of all but one of the multifamily properties owned by NHF through its wholly owned subsidiary NexPoint Real Estate Opportunities, LLC (fka Freedom REIT, LLC) (“NREO”) in exchange for 100% of its outstanding common stock. We use the term “predecessor” to mean the carve-out business of NREO, which owned all or a majority interest in the multifamily properties transferred or contributed to us by NHF through NREO. On March 31, 2015, NHF distributed all of the outstanding shares of our common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.” Substantially all of our operations were conducted by our predecessor prior to March 31, 2015. With the exception of a nominal amount of initial cash funded at inception, we did not own any assets prior to March 31, 2015. Our predecessor included all of the properties in our Portfolio that were held indirectly by NREO prior to the Spin-Off. Our predecessor was determined in accordance with the rules and regulations of the SEC. References throughout this report to the “Company,” “we,” or “our,” include the activity of the predecessor defined above.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2018 and 2017.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth a summary of our operating results for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change
Total revenues	$35,057	$36,991	$(1,934)
Total expenses	(31,357)	(33,136)	1,779
Operating income	3,700	3,855	(155)
Interest expense	(6,797)	(7,159)	362
Loss on extinguishment of debt and modification costs	(551)	—	(551)
Gain on sale of real estate	13,742	—	13,742
Net income (loss)	10,094	(3,304)	13,398
Net income attributable to noncontrolling interests	—	312	(312)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	30	—	30
Net income (loss) attributable to common stockholders	$10,064	$(3,616)	$13,680

The change in our net income for the three months ended March 31, 2018 as compared to the net loss for the three months ended March 31, 2017 primarily relates to increases in gain on sale of real estate and same store operating results, and was partially offset by increases in corporate general and administrative expenses and loss on extinguishment of debt and modification costs. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions (we acquired one property in the first quarter of 2017, one property in the second quarter of 2017 and one property in the fourth quarter of 2017; we sold four properties in the second quarter of 2017, five properties in the third quarter of 2017 and one property in the first quarter of 2018).

Revenues

Rental income. Rental income was $30.6 million for the three months ended March 31, 2018 compared to $31.9 million for the three months ended March 31, 2017, which was a decrease of approximately $1.3 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above, and a decrease in the occupancy rate of the Portfolio of 0.6% to 94.0% as of March 31, 2018 from 94.6% as of March 31, 2017. The decrease between the periods was partially offset by a 8.5% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $958 as of March 31, 2018 from $883 as of March 31, 2017, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $4.5 million for the three months ended March 31, 2018 compared to $5.1 million for the three months ended March 31, 2017, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.2 million, or 12.5%, decrease in resident charges and a $0.2 million, or 6.0%, decrease in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $8.9 million for the three months ended March 31, 2018 compared to $9.9 million for the three months ended March 31, 2017, which was a decrease of approximately $1.0 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.4 million, or 11.5%, decrease in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.9 million for the three months ended March 31, 2018 compared to $5.0 million for the three months ended March 31, 2017, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees remained flat at $1.1 million for the three months ended March 31, 2018 compared to $1.1 million for the three months ended March 31, 2017.

Advisory and administrative fees. Advisory and administrative fees remained flat at $1.8 million for the three months ended March 31, 2018 compared to $1.8 million for the three months ended March 31, 2017. The amount incurred during the three months ended March 31, 2018 and 2017 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended March 31, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017, the property we acquired in June 2017 and the property we acquired in October 2017, which are considered to be permanently waived for the period. For the three months ended March 31, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016 and the property we acquired in February 2017, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.8 million for the three months ended March 31, 2018 compared to $1.3 million for the three months ended March 31, 2017, which was an increase of approximately $0.5 million. The increase between periods was primarily due to approximately $0.9 million of equity-based compensation expense recognized during the three months ended March 31, 2018 related to the grants of restricted stock units to our directors and officers pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $0.6 million of equity-based compensation expense recognized during the three months ended March 31, 2017 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $1.5 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $11.4 million for the three months ended March 31, 2018 compared to $12.4 million for the three months ended March 31, 2017, which was a decrease of approximately $1.0 million. The decrease between periods was primarily due to the amortization of intangible lease assets of $0.7 million related to one property for the three months ended March 31, 2018 compared to $2.7 million related to five properties for the three months ended March 31, 2017, which was a decrease of approximately $2.0 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between the periods was partially offset by an increase in depreciation expense related to the acquisition of two properties subsequent to March 31, 2017.

Other Income and Expense

Interest expense. Interest expense was $6.8 million for the three months ended March 31, 2018 compared to $7.2 million for the three months ended March 31, 2017, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to an increase in gain (loss) recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $0.7 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below) and a decrease in amortization of deferred financing costs of approximately $0.1 million, as shown in the table below. The decrease between the periods was partially offset by an increase in interest on debt of approximately $0.6 million. The following table details the various costs included in interest expense for the three months ended March 31, 2018 and 2017 (in thousands):

		For the Three Months Ended March 31,
		2018	2017	$ Change
Interest on debt		$6,757	$6,178	$579
Amortization of deferred financing costs		389	532	(143)
Interest rate swaps - effective portion		(424)	295	(719)
Interest rate swaps - ineffective portion	(1)	—	20	(20)
Interest rate caps expense		75	134	(59)
Total		$6,797	$7,159	$(362)
(1)

Prior to our adoption of ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”) on January 1, 2018, the ineffective portion of changes in the fair value of our derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in other comprehensive income (“OCI”). See Notes 2 and 7 to our consolidated financial statements for additional information.

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.6 million for the three months ended March 31, 2018; no loss on extinguishment of debt and modification costs was recognized for the three months ended March 31, 2017. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Prepayment penalties	$172	$—
Write-off of deferred financing costs	379	—
Total	$551	$—

Gain on sales of real estate. Gain on sale of real estate was $13.7 million for the three months ended March 31, 2018; there were no sales of real estate during the three months ended March 31, 2017.

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

Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2018 and 2017

There are 29 properties encompassing 10,123 units of apartment space in our same store pool for the three months ended March 31, 2018 and 2017 (our “Same Store” properties). Our Same Store properties include: Arbors on Forest Ridge, Cutter's Point, Eagle Crest, Silverbrook, Edgewater at Sandy Springs, Beechwood Terrace, Abbington Heights, Willow Grove, Woodbridge, Belmont at Duck Creek, The Summit at Sabal Park, Courtney Cove, Timber Creek, Radbourne Lake, Sabal Palm at Lake Buena Vista, Southpoint Reserve at Stoney Creek, Cornerstone, The Preserve at Terrell Mill, The Ashlar, Heatherstone, Versailles, Seasons 704 Apartments, Madera Point, The Pointe at the Foothills, Venue at 8651, Parc500, The Colonnade, Old Farm and Stone Creek at Old Farm.

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2018 and 2017 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues
Same Store
Rental income	$26,167	$25,183	$984	3.9%
Other income	3,996	3,943	53	1.3%
Same Store revenues	30,163	29,126	1,037	3.6%
Non-Same Store
Rental income	4,406	6,725	(2,319)	-34.5%
Other income	488	1,140	(652)	-57.2%
Non-Same Store revenues	4,894	7,865	(2,971)	-37.8%
Total revenues	35,057	36,991	(1,934)	-5.2%

Operating expenses
Same Store
Property operating expenses (1)	7,723	7,565	158	2.1%
Real estate taxes and insurance	4,033	4,079	(46)	-1.1%
Property management fees (2)	911	874	37	4.2%
Property general and administrative expenses (3)	1,024	1,047	(23)	-2.2%
Same Store operating expenses	13,691	13,565	126	0.9%
Non-Same Store
Property operating expenses (4)	1,130	2,301	(1,171)	-50.9%
Real estate taxes and insurance	823	886	(63)	-7.1%
Property management fees (2)	143	239	(96)	-40.2%
Property general and administrative expenses (5)	143	308	(165)	-53.6%
Non-Same Store operating expenses	2,239	3,734	(1,495)	-40.0%
Total operating expenses	15,930	17,299	(1,369)	-7.9%

NOI
Same Store	16,472	15,561	911	5.9%
Non-Same Store	2,655	4,131	(1,476)	-35.7%
Total NOI	$19,127	$19,692	$(565)	-2.9%
(1)	For the three months ended March 31, 2018 and 2017, excludes approximately $23,000 and $0, respectively, of casualty-related expenses.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended March 31, 2018 and 2017, excludes approximately $343,000 and $161,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended March 31, 2018 and 2017, excludes approximately $1,000 and $5,000, respectively, of casualty-related expenses.
(5)

For the three months ended March 31, 2018 and 2017, excludes approximately $37,000 and $70,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three Months ended March 31, 2018 and 2017.”

Same Store Results of Operations for the Three Months Ended March 31, 2018 and 2017

As of March 31, 2018, our Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $933. As of March 31, 2017, our Same Store properties were approximately 94.6% leased with a weighted average monthly effective rent per occupied apartment unit of $899. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

Revenues

Rental income. Rental income was $26.2 million for the three months ended March 31, 2018 compared to $25.2 million for the three months ended March 31, 2017, which was an increase of approximately $1.0 million, or 3.9%. The majority of the increase is primarily related to a 3.9% increase in the weighted average monthly effective rent per occupied apartment unit to $933 as of March 31, 2018 from $899 as of March 31, 2017, partially offset by a 0.5% decrease in occupancy.

Other income. Other income was $4.0 million for the three months ended March 31, 2018 compared to $3.9 million for the three months ended March 31, 2017, which was an increase of approximately $0.1 million, or 1.3%. The majority of the increase is related to a $0.2 million, or 7.1%, increase in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $7.7 million for the three months ended March 31, 2018 compared to $7.6 million for the three months ended March 31, 2017, which was an increase of approximately $0.1 million, or 2.1%. The majority of the increase is related to a $0.1 million, or 4.4%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.0 million for the three months ended March 31, 2018 compared to $4.1 million for the three months ended March 31, 2017, which was a decrease of approximately $0.1 million, or 1.1%. The majority of the decrease is related to a $0.1 million, or 2.3%, decrease in property taxes.

Property management fees. Property management fees remained flat at $0.9 million for the three months ended March 31, 2018 compared to $0.9 million for the three months ended March 31, 2017.

Property general and administrative expenses. Property general and administrative expenses remained flat at $1.0 million for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017.

NOI and Same Store NOI for the Three Months Ended March 31, 2018 and 2017

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three months ended March 31, 2018 and 2017 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2018	2017
Net income (loss)		$10,094	$(3,304)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,838	1,825
Corporate general and administrative expenses		1,813	1,333
Casualty-related expenses	(1)	24	5
Property general and administrative expenses	(2)	380	231
Depreciation and amortization		11,372	12,443
Interest expense		6,797	7,159
Loss on extinguishment of debt and modification costs		551	—
Gain on sale of real estate		(13,742)	—
NOI		$19,127	$19,692
Less Non-Same Store
Revenues		(4,894)	(7,865)
Operating expenses		2,239	3,734
Same Store NOI		$16,472	$15,561
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses.
(2)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

FFO, Core FFO and AFFO

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as acquisition expenses, losses on extinguishment of debt and modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred loan costs related to the early retirement of debt and costs incurred in connection with a debt modification that are expensed), the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, the ineffective portion of fair value adjustments on interest rate derivatives designated as cash flow hedges (see Notes 2 and 7 to our consolidated financial statements), and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2018	2017
Net income (loss)		$10,094	$(3,304)
Depreciation and amortization		11,372	12,443
Gain on sale of real estate		(13,742)	—
Adjustment for noncontrolling interests		(23)	(1,123)
FFO attributable to common stockholders		7,701	8,016

FFO per share - basic		$0.37	$0.38
FFO per share - diluted		$0.36	$0.38

Loss on extinguishment of debt and modification costs		551	—
Change in fair value on derivative instruments - ineffective portion	(1)	—	20
Amortization of deferred financing costs - acquisition term notes		21	94
Adjustment for noncontrolling interests		(2)	(2)
Core FFO attributable to common stockholders		8,271	8,128

Core FFO per share - basic		$0.39	$0.39
Core FFO per share - diluted		$0.39	$0.38

Amortization of deferred financing costs - long term debt		368	438
Equity-based compensation expense		914	608
Adjustment for noncontrolling interests		(4)	(33)
AFFO attributable to common stockholders		9,549	9,141

AFFO per share - basic		$0.45	$0.43
AFFO per share - diluted		$0.45	$0.43

Weighted average common shares outstanding - basic		20,987	21,044
Weighted average common shares outstanding - diluted		21,430	21,293

Dividends declared per common share		$0.25	$0.22

FFO Coverage - diluted		1.44x	1.71x
Core FFO Coverage - diluted		1.54x	1.74x
AFFO Coverage - diluted		1.78x	1.95x
(1)

Prior to our adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of our derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. See Notes 2 and 7 to our consolidated financial statements for additional information.

FFO was $7.7 million for the three months ended March 31, 2018 compared to $8.0 million for the three months ended March 31, 2017, which was a decrease of approximately $0.3 million. The change in our FFO between periods primarily relates to a decrease in total revenues of approximately $1.9 million and an increase in loss on extinguishment of debt and modification costs of approximately $0.6 million, and was partially offset by decreases in total property operating expenses of approximately $1.2 million and interest expense of approximately $0.4 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $8.3 million for the three months ended March 31, 2018 compared to $8.1 million for the three months ended March 31, 2017, which was an increase of approximately $0.2 million. The change in our Core FFO between periods primarily relates to an increase in loss on extinguishment of debt and modification costs of approximately $0.6 million, and was partially offset by decreases in amortization of deferred financing costs incurred in connection with obtaining short-term debt financing of approximately $0.1 million and FFO.

AFFO was $9.5 million for the three months ended March 31, 2018 compared to $9.1 million for the three months ended March 31, 2017, which was an increase of approximately $0.4 million. The change in our AFFO between periods primarily relates to increases in equity-based compensation expense of approximately $0.3 million and Core FFO.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. We intend to pay the outstanding principal balance of the $30 Million Credit Facility with proceeds from the sale of our property classified as held for sale as of March 31, 2018 or cash on hand. As of March 31, 2018, we had approximately $4.7 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2018.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$3,131	$7,565
Net cash provided by (used in) investing activities	22,723	(30,023)
Net cash provided by (used in) financing activities	(36,909)	20,939
Net decrease in cash and restricted cash	(11,055)	(1,519)
Cash and restricted cash, beginning of period	43,248	55,261
Cash and restricted cash, end of period	$32,193	$53,742

Cash flows from operating activities. During the three months ended March 31, 2018, net cash provided by operating activities was $3.1 million compared to net cash provided by operating activities of $7.6 million for the three months ended March 31, 2017. The change in cash flows from operating activities was mainly due to changes in operating assets and liabilities and increases in interest on debt and prepayment penalties, partially offset by an increase in net cash received (paid) on derivative settlements.

Cash flows from investing activities. During the three months ended March 31, 2018, net cash provided by investing activities was $22.7 million compared to net cash used in investing activities of $30.0 million for the three months ended March 31, 2017. The change in cash flows from investing activities was primarily due to the sale of one property for net proceeds of $29.6 million during the three months ended March 31, 2018, compared to the acquisition of one property for a purchase price of approximately $24.5 million during the three months ended March 31, 2017.

Cash flows from financing activities. During the three months ended March 31, 2018, net cash used in financing activities was $36.9 million compared to net cash provided by financing activities of $20.9 million for the three months ended March 31, 2017. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $53.7 million and the repurchase of approximately $5.1 million of our common stock in 2018.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of March 31, 2018, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $744.5 million at a weighted average interest rate of 3.63% and an adjusted weighted average interest rate of 3.15%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3388% on our combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2018, interest rate swap agreements effectively covered $650.0 million, or 95%, of our $685.4 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2018, interest rate cap agreements covered $177.3 million of our $685.4 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $177.3 million of our floating rate mortgage debt at a weighted average rate of 4.66%.

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

2017 Bridge Facility

On June 30, 2017, we, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. The 2017 Bridge Facility was a full-term, interest-only facility with an initial four-month term (see below). The 2017 Bridge Facility was guaranteed by us. Interest accrued on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%.

In July 2017, we used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. In October 2017, we used proceeds from the sale of four properties to pay down $46.0 million on the 2017 Bridge Facility, bringing the outstanding principal balance to $8.6 million, and also extended the maturity date to March 31, 2018.

In February 2018, we used proceeds from the sale of Timberglen to pay the remaining $8.6 million outstanding on the 2017 Bridge Facility, which retired the bridge facility. See Note 6 to our consolidated financial statements for additional information

$30 Million Credit Facility

On December 29, 2016, we, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank and immediately drew $15.0 million to fund a portion of the purchase price of Old Farm and Stone Creek at Old Farm. On February 1, 2017, we drew $14.0 million and used $12.0 million to fund a portion of the purchase price of Hollister Place and $2.0 million to fund value-add renovations at our properties. In April 2017, we used cash on hand plus our share of the proceeds, net of distributions to noncontrolling interests, from four properties we sold to pay down $10.0 million on the $30 Million Credit Facility. On June 30, 2017, we drew $11.0 million to fund a portion of the BH Buyout (see Note 10 to our consolidated financial statements). The $30 Million Credit Facility is a full-term, interest-only facility with an initial term of 24 months and one 12-month extension option and is guaranteed by the OP.

As of March 31, 2018, we had $30.0 million outstanding under the $30 Million Credit Facility that matures on December 29, 2018. See Note 6 to our consolidated financial statements for additional information.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with KeyBank, or the Counterparty, with a combined notional amount of $650.0 million. As of March 31, 2018, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2018, one-month LIBOR was 1.8831%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2018 for the next five calendar years subsequent to March 31, 2018. We used one-month LIBOR as of March 31, 2018 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2018	2019	2020	2021	2022	Thereafter
Operating Properties Mortgage Debt
Principal payments		$730,916	$12,692	$2,448	$2,483	$2,531	$11,422	$699,340
Interest expense	(1)	151,473	17,356	22,648	22,622	24,513	25,752	38,582
Total		$882,389	$30,048	$25,096	$25,105	$27,044	$37,174	$737,922

Held For Sale Property Mortgage Debt
Principal payments		$13,557	$169	$217	$220	$231	$12,720	$—
Interest expense		1,997	411	537	530	519	—	—
Total		$15,554	$580	$754	$750	$750	$12,720	$—

Credit Facility
Principal payments	(2)	$30,000	$30,000	$—	$—	$—	$—	$—
Interest expense		1,334	1,334	—	—	—	—	—
Total		$31,334	$31,334	$—	$—	$—	$—	$—

Total contractual obligations and commitments		$929,277	$61,962	$25,850	$25,855	$27,794	$49,894	$737,922
(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of March 31, 2018, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of March 31, 2018 to determine our expected settlements through the terms of the interest rate swaps.

(2)

The $30 Million Credit Facility, which had $30.0 million outstanding as of March 31, 2018, is scheduled to mature on December 29, 2018. The $30 Million Credit Facility has one 12-month extension option, at our election.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of March 31, 2018, we had approximately $4.7 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 700 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three months ended March 31, 2018 and 2017 (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2018	2017
Interior	(1)	$1,516	$2,446
Exterior and common area		2,449	1,404
Total rehab expenditures		$3,965	$3,850

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2018 and 2017, we completed full and partial interior rehabs on 298 and 430 units, respectively.

Freddie Mac Multifamily Green Advantage

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program. In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties, which is expected to be completed by the end of 2018. As of March 31, 2018, we had spent approximately $1.3 million on green improvements. We expect to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2018 and 2017.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2018. Our subsidiaries and we are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2018 of $0.25 per share on February 12, 2018, which was paid on March 29, 2018 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to: (1) revenue recognition and (2) real estate investments, capital expenditures and impairment.

Our significant accounting policies are disclosed in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2018 and 2017. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of March 31, 2018, we had total indebtedness of $774.5 million at a weighted average interest rate of 3.71%, of which $715.4 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 95%, of our $685.4 million of floating rate mortgage debt outstanding (see below). As of March 31, 2018, the adjusted weighted average interest rate of our total indebtedness was 3.22%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of March 31, 2018, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2018, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $177.3 million of our floating rate mortgage debt at a weighted average rate of 4.66% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of March 31, 2018, of the amounts illustrated in the table below for our indebtedness as of March 31, 2018 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$160
0.50%	320
0.75%	480
1.00%	640

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 15, 2018, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that expires on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, our Board authorized increasing the Share Repurchase Program to up to $40.0 million, and extending it by an additional two years to June 15, 2020. The following table provides information on our purchases of equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	354,517	$19.81	354,517	$23.0
January 1 – January 31	15,044	26.50	15,044	22.6
February 1 – February 28	108,883	24.98	108,883	19.9
March 1 – March 31	80,026	24.23	80,026	17.9
Balance as of March 31, 2018	558,470	$21.63	558,470	$17.9

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President	May 1, 2018
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer	May 1, 2018
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)