Form 10-Q
period 2018-06-30
NexPoint Residential Trust, Inc.
filed 2018-07-31
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, the registrant had 20,747,367 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2018

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
•

the recognition of taxable gains from the sale of properties as a result of the inability to complete certain like-kind exchanges (“1031 Exchanges”) in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”);

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$189,615	$189,615
Buildings and improvements	811,696	806,981
Intangible lease assets	—	1,340
Construction in progress	5,113	3,786
Furniture, fixtures, and equipment	51,644	44,725
Total Gross Operating Real Estate Investments	1,058,068	1,046,447
Accumulated depreciation and amortization	(109,189)	(88,252)
Total Net Operating Real Estate Investments	948,879	958,195
Real estate held for sale, net of accumulated depreciation of $897 and $3,397, respectively	17,295	32,961
Total Net Real Estate Investments	966,174	991,156
Cash and cash equivalents	18,312	16,036
Restricted cash	20,907	27,212
Accounts receivable	3,819	2,932
Prepaid and other assets	3,516	1,559
Fair market value of interest rate swaps	26,827	16,480
TOTAL ASSETS	$1,039,555	$1,055,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$729,897	$724,057
Mortgages payable held for sale, net	13,418	30,348
Credit facility, net	34,995	29,843
Bridge facility, net	—	8,576
Accounts payable and other accrued liabilities	4,905	6,226
Accrued real estate taxes payable	8,382	9,684
Accrued interest payable	2,273	2,074
Security deposit liability	1,607	1,518
Prepaid rents	2,051	1,470
Total Liabilities	797,528	813,796

Redeemable noncontrolling interests in the Operating Partnership	2,083	2,135

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 20,747,367 and 21,049,565 shares issued and outstanding, respectively	207	210
Additional paid-in capital	198,567	206,227
Accumulated earnings less dividends	15,570	17,885
Accumulated other comprehensive income	25,600	15,122
Total Stockholders' Equity	239,944	239,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,039,555	$1,055,375

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$31,069	$30,508	$61,642	$62,416
Other income	4,586	4,726	9,070	9,809
Total revenues	35,655	35,234	70,712	72,225
Expenses
Property operating expenses	8,231	9,665	17,108	19,536
Real estate taxes and insurance	4,588	5,093	9,444	10,058
Property management fees (1)	1,066	1,057	2,120	2,170
Advisory and administrative fees (2)	1,863	1,849	3,701	3,674
Corporate general and administrative expenses	1,986	1,886	3,799	3,219
Property general and administrative expenses	1,648	1,576	3,195	3,162
Depreciation and amortization	11,038	12,208	22,410	24,651
Total expenses	30,420	33,334	61,777	66,470
Operating income	5,235	1,900	8,935	5,755
Interest expense	(6,823)	(7,063)	(13,620)	(14,222)
Loss on extinguishment of debt and modification costs	(78)	(4,803)	(629)	(4,803)
Gain on sales of real estate	—	19,896	13,742	19,896
Net income (loss)	(1,666)	9,930	8,428	6,626
Net income attributable to noncontrolling interests	—	2,524	—	2,836
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(5)	—	25	—
Net income (loss) attributable to common stockholders	$(1,661)	$7,406	$8,403	$3,790
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	2,749	(2,095)	10,510	(1,049)
Total comprehensive income	1,083	7,835	18,938	5,577
Comprehensive income attributable to noncontrolling interests	—	2,936	—	2,720
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	4	—	57	—
Comprehensive income attributable to common stockholders	$1,079	$4,899	$18,881	$2,857

Weighted average common shares outstanding - basic	20,780	21,044	20,883	21,044
Weighted average common shares outstanding - diluted	21,295	21,473	21,362	21,383

Earnings (loss) per share - basic	$(0.08)	$0.35	$0.40	$0.18
Earnings (loss) per share - diluted	$(0.08)	$0.34	$0.39	$0.18

Dividends declared per common share	$0.25	$0.22	$0.50	$0.44

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Notes 10 and 11).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$17,885	$15,122	$—	$239,444
Net income attributable to common stockholders					—	8,403	—	—	8,403
Repurchase of common stock					—	—	—	(9,672)	(9,672)
Retirement of common stock held in treasury			(382,941)	(4)	(9,668)	—	—	9,672	—
Vesting of stock-based compensation			80,743	1	2,008	—	—	—	2,009
Common stock dividends declared					—	(10,696)	—	—	(10,696)
Other comprehensive income					—	—	10,478	—	10,478
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership					—	(22)	—	—	(22)
Balances, June 30, 2018	—	$—	20,747,367	$207	$198,567	$15,570	$25,600	$—	$239,944

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$8,428	$6,626
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	(13,742)	(19,896)
Depreciation and amortization	22,410	24,651
Amortization/write-off of deferred financing costs	1,225	1,357
Change in fair value on derivative instruments included in interest expense	(1,241)	812
Net cash received (paid) on derivative settlements	1,177	(542)
Amortization/write-off of fair market value adjustment of assumed debt	(121)	(103)
Vesting of stock-based compensation	2,009	1,592
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(1,399)	(467)
Operating liabilities	(1,413)	197
Net cash provided by operating activities	17,333	14,227

Cash flows from investing activities
Net proceeds from sales of real estate	29,553	82,736
Additions to real estate investments	(15,104)	(12,087)
Acquisitions of real estate investments	—	(138,106)
Net cash provided by (used in) investing activities	14,449	(67,457)

Cash flows from financing activities
Mortgage proceeds received	17,760	583,713
Mortgage payments	(29,471)	(211,441)
Credit facility proceeds received	5,000	25,000
Credit facilities payments	—	(310,000)
Bridge facility proceeds received	—	65,875
Bridge facility payments	(8,597)	(30,000)
Deferred financing costs paid	(310)	(3,742)
Interest rate cap fees paid	(9)	—
Repurchase of common stock	(9,672)	—
Dividends paid to common stockholders	(10,512)	(9,259)
Contributions from noncontrolling interests	—	38
Distributions to noncontrolling interests	—	(4,789)
Purchase of noncontrolling interests	—	(51,725)
Net cash provided by (used in) financing activities	(35,811)	53,670

Net increase (decrease) in cash and restricted cash	(4,029)	440
Cash and restricted cash, beginning of period	43,248	55,261
Cash and restricted cash, end of period	$39,219	$55,701

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$14,042	$13,003
Prepayment penalties paid	172	2,199
Supplemental Disclosure of Noncash Activities
Obligation to issue operating partnership units for purchase of noncontrolling interests	—	2,000
Capitalized construction costs included in accounts payable and other accrued liabilities	1,607	832
Change in fair value on derivative instruments designated as hedges	10,510	1,049
Other assets acquired from acquisitions	—	84
Liabilities assumed from acquisitions	—	690
Increase in dividends payable on restricted stock units	184	189

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2018, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2018, and results of operations for the six months ended June 30, 2018 and 2017 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 and notes thereto included in its annual report on Form 10-K filed with the SEC on February 15, 2018.

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2018.

Principles of Consolidation

The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the six months ended June 30, 2018 and 2017.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2018, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2018. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income.

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

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“1031 Exchanges”) under Section 1031 of the Code. For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to a new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT's economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreement, at which time they will be consolidated as wholly owned subsidiaries.

As of June 30, 2018, the Company, through the OP and the wholly owned TRS, owned 32 properties. The following table represents the Company’s ownership in each property as of June 30, 2018 and December 31, 2017:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	June 30, 2018		December 31, 2017
Arbors on Forest Ridge		Bedford, Texas	2014	100%		100%
Cutter's Point		Richardson, Texas	2014	100%		100%
Eagle Crest		Irving, Texas	2014	100%		100%
Silverbrook		Grand Prairie, Texas	2014	100%		100%
Timberglen		Dallas, Texas	2014	—	(1)	100%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%		100%
Beechwood Terrace		Antioch, Tennessee	2014	100%		100%
Willow Grove		Nashville, Tennessee	2014	100%		100%
Woodbridge		Nashville, Tennessee	2014	100%		100%
Abbington Heights		Antioch, Tennessee	2014	100%		100%
The Summit at Sabal Park		Tampa, Florida	2014	100%		100%
Courtney Cove		Tampa, Florida	2014	100%		100%
Radbourne Lake		Charlotte, North Carolina	2014	100%		100%
Timber Creek		Charlotte, North Carolina	2014	100%		100%
Belmont at Duck Creek		Garland, Texas	2014	100%		100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%		100%
Southpoint Reserve at Stoney Creek	(2)	Fredericksburg, Virginia	2014	100%		100%
Cornerstone		Orlando, Florida	2015	100%		100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%		100%
The Ashlar		Dallas, Texas	2015	100%		100%
Heatherstone		Dallas, Texas	2015	100%		100%
Versailles		Dallas, Texas	2015	100%		100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%		100%
Madera Point		Mesa, Arizona	2015	100%		100%
The Pointe at the Foothills		Mesa, Arizona	2015	100%		100%
Venue at 8651		Fort Worth, Texas	2015	100%		100%
Parc500		West Palm Beach, Florida	2016	100%		100%
The Colonnade		Phoenix, Arizona	2016	100%		100%
Old Farm		Houston, Texas	2016	100%		100%
Stone Creek at Old Farm		Houston, Texas	2016	100%		100%
Hollister Place		Houston, Texas	2017	100%		100%
Rockledge Apartments		Marietta, Georgia	2017	100%		100%
Atera Apartments	(3)	Dallas, Texas	2017	100%		100%
(1)	Property was sold during the six months ended June 30, 2018.
(2)	Property was classified as held for sale as of June 30, 2018.
(3)

Entity that directly owned the property was consolidated as a VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of the property with the sale of Timberglen on January 31, 2018, at which time legal title to the property transferred to the Company. Upon the transfer of title, the property owner is no longer considered a VIE (see Note 5).

4. Real Estate Investments Statistics

As of June 30, 2018, the Company was invested in a total of 32 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Arbors on Forest Ridge		155	210	1/31/2014	$864	$862	94.3%	96.2%
Cutter's Point		198	196	1/31/2014	1,075	1,063	95.9%	95.4%
Eagle Crest		396	447	1/31/2014	915	887	89.0%	93.3%
Silverbrook		526	642	1/31/2014	813	791	93.5%	95.2%
Edgewater at Sandy Springs		727	760	7/18/2014	961	940	94.6%	93.8%
Beechwood Terrace		272	300	7/21/2014	936	927	92.0%	94.3%
Willow Grove		229	244	7/21/2014	929	919	93.9%	95.5%
Woodbridge		247	220	7/21/2014	1,011	952	95.9%	93.6%
Abbington Heights		239	274	8/1/2014	892	890	92.0%	94.2%
The Summit at Sabal Park		205	252	8/20/2014	932	913	94.8%	92.9%
Courtney Cove		225	324	8/20/2014	865	836	95.7%	94.4%
Radbourne Lake		247	225	9/30/2014	1,069	1,061	96.4%	93.3%
Timber Creek		248	352	9/30/2014	832	817	96.6%	94.0%
Belmont at Duck Creek		198	240	9/30/2014	1,016	999	95.4%	95.4%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,217	1,167	98.0%	96.8%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,069	1,067	96.2%	93.6%
Cornerstone		318	430	1/15/2015	958	927	95.3%	94.4%
The Preserve at Terrell Mill		692	752	2/6/2015	881	855	92.8%	93.1%
The Ashlar		206	264	2/26/2015	831	835	91.7%	91.7%
Heatherstone		116	152	2/26/2015	843	839	92.1%	89.5%
Versailles		301	388	2/26/2015	873	865	95.4%	94.8%
Seasons 704 Apartments		217	222	4/15/2015	1,107	1,076	95.9%	96.4%
Madera Point		193	256	8/5/2015	827	807	96.5%	93.0%
The Pointe at the Foothills		473	528	8/5/2015	824	814	92.8%	90.9%
Venue at 8651		289	333	10/30/2015	828	809	92.8%	94.3%
Parc500		266	217	7/27/2016	1,194	1,179	96.3%	94.9%
The Colonnade		256	415	10/11/2016	688	685	91.8%	94.0%
Old Farm		697	734	12/29/2016	1,185	1,183	94.7%	92.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,165	1,165	95.8%	94.7%
Hollister Place		246	260	2/1/2017	962	959	93.5%	95.0%
Rockledge Apartments		802	708	6/30/2017	1,160	1,149	94.6%	92.9%
Atera Apartments		334	380	10/25/2017	1,240	1,265	95.3%	92.1%
		10,191	11,471

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2018 and December 31, 2017, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2018 and December 31, 2017, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2018 and December 31, 2017, divided by the total number of units, expressed as a percentage.
(3)	Property was classified as held for sale as of June 30, 2018.

5. Real Estate Investments

As of June 30, 2018, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,195	$—	$—	$954	$14,479
Cutter's Point	3,330	13,169	—	42	1,189	17,730
Eagle Crest	5,450	22,012	—	—	1,398	28,860
Silverbrook	4,860	25,971	—	—	2,772	33,603
Edgewater at Sandy Springs	14,290	44,077	—	—	4,680	63,047
Beechwood Terrace	1,390	20,883	—	70	1,540	23,883
Willow Grove	3,940	10,812	—	—	1,133	15,885
Woodbridge	3,650	13,088	—	—	1,353	18,091
Abbington Heights	1,770	17,091	—	—	1,364	20,225
The Summit at Sabal Park	5,770	13,424	—	—	1,207	20,401
Courtney Cove	5,880	12,979	—	—	1,140	19,999
Radbourne Lake	2,440	22,036	—	—	1,434	25,910
Timber Creek	11,260	13,540	—	—	1,279	26,079
Belmont at Duck Creek	1,910	17,309	—	7	1,298	20,524
Sabal Palm at Lake Buena Vista	7,580	41,268	—	—	1,157	50,005
Cornerstone	1,500	30,500	—	—	1,670	33,670
The Preserve at Terrell Mill	10,170	48,740	—	—	4,437	63,347
The Ashlar	4,090	12,789	—	—	1,763	18,642
Heatherstone	2,320	8,090	—	—	1,105	11,515
Versailles	6,720	20,004	—	1,322	2,768	30,814
Seasons 704 Apartments	7,480	14,215	—	—	1,162	22,857
Madera Point	4,920	17,564	—	—	1,293	23,777
The Pointe at the Foothills	4,840	46,931	—	—	1,874	53,645
Venue at 8651	2,350	17,958	—	42	2,206	22,556
Parc500	3,860	19,955	—	578	2,208	26,601
The Colonnade	8,340	36,960	—	212	1,208	46,720
Old Farm	11,078	70,271	—	15	1,590	82,954
Stone Creek at Old Farm	3,493	19,371	—	—	417	23,281
Hollister Place	2,782	20,859	—	357	1,050	25,048
Rockledge Apartments	17,451	93,308	—	1,648	2,126	114,533
Atera Apartments	22,371	35,327	—	820	869	59,387
	189,615	811,696	—	5,113	51,644	1,058,068
Accumulated depreciation and amortization	—	(79,470)	—	—	(29,719)	(109,189)
Total Operating Properties	$189,615	$732,226	$—	$5,113	$21,925	$948,879

Held For Sale Property
Southpoint Reserve at Stoney Creek	6,120	11,317	—	—	755	18,192
Accumulated depreciation and amortization	—	(736)	—	—	(161)	(897)
Total Held For Sale Property	$6,120	$10,581	$—	$—	$594	$17,295

Total	$195,735	$742,807	$—	$5,113	$22,519	$966,174

As of December 31, 2017, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,089	$—	$—	$829	$14,248
Cutter's Point	3,330	13,030	—	—	1,080	17,440
Eagle Crest	5,450	22,346	—	—	1,299	29,095
Silverbrook	4,860	25,665	—	—	2,509	33,034
Edgewater at Sandy Springs	14,290	44,004	—	—	4,291	62,585
Beechwood Terrace	1,390	20,729	—	—	1,271	23,390
Willow Grove	3,940	10,766	—	—	942	15,648
Woodbridge	3,650	13,031	—	—	1,093	17,774
Abbington Heights	1,770	16,796	—	—	1,171	19,737
The Summit at Sabal Park	5,770	13,377	—	—	1,136	20,283
Courtney Cove	5,880	12,961	—	2	1,096	19,939
Radbourne Lake	2,440	21,924	—	—	1,300	25,664
Timber Creek	11,260	13,479	—	—	1,158	25,897
Belmont at Duck Creek	1,910	17,190	—	—	1,216	20,316
Sabal Palm at Lake Buena Vista	7,580	41,229	—	1	1,064	49,874
Cornerstone	1,500	30,452	—	17	1,487	33,456
The Preserve at Terrell Mill	10,170	48,630	—	32	4,074	62,906
The Ashlar	4,090	12,640	—	—	1,575	18,305
Heatherstone	2,320	7,868	—	36	1,000	11,224
Versailles	6,720	19,798	—	914	2,365	29,797
Seasons 704 Apartments	7,480	14,079	—	—	1,009	22,568
Madera Point	4,920	17,481	—	9	1,188	23,598
The Pointe at the Foothills	4,840	46,723	—	142	1,739	53,444
Venue at 8651	2,350	17,625	—	300	1,835	22,110
Parc500	3,860	19,885	—	676	1,470	25,891
The Colonnade	8,340	36,828	—	62	934	46,164
Old Farm	11,078	69,881	—	323	1,392	82,674
Stone Creek at Old Farm	3,493	19,227	—	15	374	23,109
Hollister Place	2,782	20,754	—	89	698	24,323
Rockledge Apartments	17,451	92,397	—	1,168	1,457	112,473
Atera Apartments	22,371	35,097	1,340	—	673	59,481
	189,615	806,981	1,340	3,786	44,725	1,046,447
Accumulated depreciation and amortization	—	(65,016)	(497)	—	(22,739)	(88,252)
Total Operating Properties	$189,615	$741,965	$843	$3,786	$21,986	$958,195

Held For Sale Properties
Timberglen	2,510	14,717	—	—	1,077	18,304
Southpoint Reserve at Stoney Creek	6,120	11,255	—	—	679	18,054
	8,630	25,972	—	—	1,756	36,358
Accumulated depreciation and amortization	—	(2,630)	—	—	(767)	(3,397)
Total Held For Sale Properties	$8,630	$23,342	$—	$—	$989	$32,961

Total	$198,245	$765,307	$843	$3,786	$22,975	$991,156

Depreciation expense was $10.8 million and $9.7 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $21.6 million and $19.4 million for the six months ended June 30, 2018 and 2017, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.2 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to the Company’s intangible lease assets was $0.8 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2017 has been fully amortized and the assets and related accumulated amortization have been written off as of June 30, 2018.

Disposition

The following table presents the Company’s sale of real estate during the six months ended June 30, 2018 (in thousands). The Company sold four properties for approximately $83.9 million during the six months ended June 30, 2017.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Timberglen	(2)	Dallas, Texas	January 31, 2018	$30,000	$29,553	$13,742
(1)	Represents sales price, net of closing costs.
(2)	The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen, at which time legal title to Atera Apartments transferred to the Company.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2018 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		3.77%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		3.77%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		3.77%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		3.77%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	52,000		3.77%	7/1/2024
Beechwood Terrace	(3)	Floating	84	20,150		3.77%	7/1/2024
Willow Grove	(3)	Floating	84	14,818		3.87%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		3.87%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		3.71%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		3.71%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		3.71%	7/1/2024
The Ashlar	(3)	Floating	84	14,520		3.71%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		3.71%	7/1/2024
Versailles	(3)	Floating	84	23,880		3.71%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		3.71%	7/1/2024
Madera Point	(3)	Floating	84	15,150		3.71%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		3.71%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		3.87%	7/1/2024
The Colonnade	(3)	Floating	84	28,093		3.77%	7/1/2024
Old Farm	(3)	Floating	84	52,886		3.77%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		3.77%	7/1/2024
Timber Creek	(4)	Floating	120	19,231		3.91%	10/1/2024
Radbourne Lake	(4)	Floating	120	18,972		3.90%	10/1/2024
Sabal Palm at Lake Buena Vista	(4)	Floating	120	37,294		3.90%	12/1/2024
Abbington Heights	(5)	Fixed	120	9,894		3.79%	9/1/2022
Belmont at Duck Creek	(6)	Floating	84	17,760		3.48%	6/1/2025
Cornerstone	(7)	Fixed	120	22,447		4.24%	3/1/2023
Parc500	(8)	Fixed	120	15,608		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	13,475		4.33%	2/1/2024
Rockledge Apartments	(3)	Floating	84	68,100		3.66%	7/1/2024
Atera Apartments	(9)	Floating	84	29,500		3.57%	11/1/2024
				$737,193
Fair market value adjustment				680	(10)
Deferred financing costs, net of accumulated amortization of $1,540				(7,976)
				$729,897

Held For Sale Property
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,500		4.20%	1/1/2022
Deferred financing costs, net of accumulated amortization of $83				(82)
				$13,418
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.

(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of June 30, 2018 was 2.0903%.
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
(6)

On June 1, 2018, the Company refinanced the existing fixed rate mortgage, which was assumed upon acquisition of this property and recorded at approximated fair value, of approximately $10.9 million into a floating rate mortgage. The Company accounted for the refinancing as an extinguishment of a debt instrument. As such, the Company wrote-off the unamortized fair market value adjustment as of June 1, 2018, a premium of less than $0.1 million, related to the prior fixed rate mortgage, which is recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income. Loan cannot be pre-paid in the first 12 months of the term. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(7)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of June 30, 2018, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

(10)

The Company reflected a valuation adjustment on its fixed rate debt for Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

During the six months ended June 30, 2018, the Company sold one property and repaid the related mortgage loan that encumbered the property, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Timberglen	January 31, 2018	Floating	$17,226
(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.80% as of June 30, 2018 and 3.34% as of December 31, 2017. The increase between the periods is primarily related to increases in LIBOR. As of June 30, 2018, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.15%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3388% on its combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of the Company’s floating rate mortgage indebtedness (see Note 7). The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $182.4 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.62% (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2018, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program. In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties, which is expected to be completed by the end of 2018. As of June 30, 2018, the Company had spent approximately $1.8 million on green improvements. The Company expects to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades.

Credit and Bridge Facilities

The following table contains summary information concerning the Company’s credit facility as of June 30, 2018 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date (2)
$30 Million Credit Facility	Floating	24	$35,000	6.09%	12/29/2018
Deferred financing costs, net of accumulated amortization of $10			(5)
			$34,995
(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of June 30, 2018 was 2.0903%.
(2)	$5.0 million of the $35.0 million outstanding as of June 30, 2018 matures on July 26, 2018 (see Note 13).

$30 Million Credit Facility. On December 29, 2016, the Company, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank National Association (“KeyBank”). On April 27, 2018, the Company, through the OP, amended the $30 Million Credit Facility to temporarily increase the loan commitment by $5.0 million (the “Temporary Increase”) and immediately drew $5.0 million. The $5.0 million drawn under the Temporary Increase was required to be and was repaid in full by July 26, 2018 (see Note 13). The Company accounted for the Temporary Increase as an extinguishment of a debt instrument. As such, the Company wrote-off the unamortized deferred financing costs of approximately $0.1 million as of April 27, 2018, which is recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income. The Company incurred approximately $15,000 of deferred financing costs in connection with the Temporary Increase. The $30 Million Credit Facility is a full-term, interest-only facility, has one 12-month extension option on the $30.0 million tranche outstanding and is guaranteed by the OP.

The $30 Million Credit Facility loan agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of June 30, 2018, the Company believes it is in compliance with all provisions of the loan agreement.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended June 30, 2018 and 2017, the Company wrote-off deferred financing costs of approximately $0.1 million and $0.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2018 and 2017, the Company wrote-off deferred financing costs of approximately $0.5 million and $0.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. For the three months ended June 30, 2018 and 2017, amortization of deferred financing costs of approximately $0.4 million and $0.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2018 and 2017, amortization of deferred financing costs of approximately $0.7 million and $1.0 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income.

Loss on Extinguishment of Debt and Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes off any unamortized deferred financing costs and fair market value adjustments related to the original debt. Loss on extinguishment of debt and modification costs also includes prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized as deferred financing costs.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2018 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2018	$1,207	$110	$35,000	$36,317
2019	2,448	210	—	2,658
2020	2,483	211	—	2,694
2021	2,531	224	—	2,755
2022	11,422	12,745	—	24,167
Thereafter	717,102	—	—	717,102
Total	$737,193	$13,500	$35,000	$785,693

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with a majority of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $182.4 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.62%.

The changes in fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the three and six months ended June 30, 2018, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the three and six months ended June 30, 2017, the Company recorded approximately $0.1 million and $0.1 million, respectively, of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease to interest expense on the accompanying consolidated statements of operations and comprehensive income.

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

As of June 30, 2018, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2018, one-month LIBOR was 2.0903%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of June 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	11	$182,373

As of June 30, 2017, the Company had 27 interest rate cap derivatives, with a notional amount of $427.2 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$26,827	$16,480	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	11	4	—	—
Total		$26,838	$16,484	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2018	2017		OCI into income	2018	2017		in income	2018	2017*
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate products	$3,653	$(2,543)	(1)	Interest expense	$904	$(448)	(1)	Interest expense	$—	$85	(2)
For the six months ended June 30,
Interest rate products	11,753	(1,921)	(1)	Interest expense	1,243	(783)	(1)	Interest expense	—	(25)	(2) (3)
*	Includes amounts excluded from effectiveness testing.
(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.
(3)	Includes approximately $90,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2018	2017
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate products	Interest expense	$(12)	$(1)
For the six months ended June 30,
Interest rate products	Interest expense	(2)	(5)

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

Financial Instruments Not Carried at Fair Value

At June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the six months ended June 30, 2018 and 2017, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

The Company began operations on March 31, 2015 as a result of the Spin-Off. During the six months ended June 30, 2018, the Company issued 80,743 shares of common stock pursuant to its long-term incentive plan and retired 382,941 shares of common stock it had repurchased pursuant to its share repurchase program (see “Share Repurchase Program” and “Long Term Incentive Plan” below). As of June 30, 2018, the Company had 20,747,367 shares of common stock, $0.01 par value per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the repurchase by the Company of up to $30.0 million of its common stock, $0.01 par value per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board authorized increasing the Share Repurchase Program to up to $40.0 million, and extending it by an additional two years to June 15, 2020. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the six months ended June 30, 2018, the Company repurchased 382,941 shares of its common stock, $0.01 par value per share, at a total cost of approximately $9,672,000, or $25.26 per share. As of June 30, 2018, the Company had repurchased 737,458 shares of its common stock, $0.01 par value per share, at a total cost of approximately $16,694,000, or $22.64 per share.

Treasury Stock

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the six months ended June 30, 2018, the Company retired 382,941 shares of its common stock held in treasury. As of June 30, 2018 and December 31, 2017, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2018:

	2018
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	319,342		$21.52
Granted	275,795		23.57
Vested	(80,743)		22.57
Forfeited	—		—
Outstanding June 30,	514,394	(1)	$22.45
(1)

49,768 restricted stock units vest in August 2018 and 49,772 restricted stock units vest in August 2019. 69,529 restricted stock units vest in March 2019 and 69,530 restricted stock units vest in March 2020. 78,563 restricted stock units vest in February 2019 and 65,744 restricted stock units vest in each of February 2020, 2021 and 2022.

As of June 30, 2018, the Company had issued 191,000 shares of common stock under the 2016 LTIP. For the three months ended June 30, 2018 and 2017, the Company recognized approximately $1.1 million and $1.0 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2018 and 2017, the Company recognized approximately $2.0 million and $1.6 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of June 30, 2018, the Company had recognized a liability of approximately $0.5 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated statements of operations and comprehensive income. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for earnings (loss) per share:
Net income (loss)	$(1,666)	$9,930	$8,428	$6,626
Net income attributable to noncontrolling interests	—	2,524	—	2,836
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(5)	—	25	—
Net income (loss) attributable to common stockholders	$(1,661)	$7,406	$8,403	$3,790

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	20,780	21,044	20,883	21,044
Denominator for basic earnings (loss) per share	20,780	21,044	20,883	21,044
Weighted average unvested restricted stock units	515	429	479	339
Denominator for diluted earnings (loss) per share	21,295	21,473	21,362	21,383

Earnings (loss) per weighted average common share:
Basic	$(0.08)	$0.35	$0.40	$0.18
Diluted	$(0.08)	$0.34	$0.39	$0.18

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

In connection with the issuance of OP Units to BH Equity on August 1, 2017, the Company and the OP amended the partnership agreement of the OP (the “Amendment”). Pursuant to the Amendment, limited partners holding OP Units have the right to cause the OP to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the OP), provided that such OP Units have been outstanding for at least one year. The Company, through the OP GP, as the general partner of the OP may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (one share of common stock of the Company for each OP Unit), as defined in the partnership agreement of the OP. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be “integrated” with any other distribution of the Company’s common stock for purposes of complying with the Securities Act of 1933, as amended. Accordingly, the Company records the OP Units held by noncontrolling limited partners outside of permanent equity and reports the OP Units at the greater of their carrying value or their redemption value using the Company’s stock price at each balance sheet date.

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2018 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2017	$2,135
Net income attributable to redeemable noncontrolling interests in the OP	25
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	32
Distributions to redeemable noncontrolling interests in the OP	(131)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	22
Redeemable noncontrolling interests in the OP, June 30, 2018	$2,083

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2018 and 2017 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Fees incurred
Property management fees	(1)	$1,066	$1,057	$2,120	$2,170
Construction supervision fees	(2)	283	254	570	438
Acquisition fees	(3)	—	414	—	505

Reimbursements
Payroll and benefits	(4)	3,347	3,677	7,135	7,724
Other reimbursements	(5)	563	543	1,024	1,025

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees incurred are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income.
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and six months ended June 30, 2018 and 2017, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended June 30, 2018 and 2017, the Company incurred advisory and administrative fees of $1.9 million and $1.8 million, respectively. The amount paid for the three months ended June 30, 2018 and 2017 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). For the six months ended June 30, 2018 and 2017, the Company incurred advisory and administrative fees of $3.7 million and $3.7 million, respectively. The amount paid for the six months ended June 30, 2018 and 2017 represents the maximum fee allowed on Contributed Assets (as defined in the Advisory Agreement) under the Advisory Agreement plus approximately $1.0 million and $1.0 million, respectively, of advisory and administrative fees incurred on New Assets (as defined in the Advisory Agreement). For the three and six months ended June 30, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017, the property acquired in June 2017 and the property acquired in October 2017, which are considered to be permanently waived for the periods. For the three and six months ended June 30, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017 and the property acquired in June 2017, which are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the six months ended June 30, 2018 and 2017, the Company paid approximately $0.2 million and $1.1 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2018, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

13. Subsequent Events

$30 Million Credit Facility

On July 25, 2018, the Company used cash on hand to repay the $5.0 million advanced under the Temporary Increase pursuant to the terms of the $30 Million Credit Facility loan agreement.

Dividends Declared

On July 30, 2018, the Company’s board of directors declared a quarterly dividend of $0.25 per share, payable on September 28, 2018 to stockholders of record on September 14, 2018.

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

Overview

As of June 30, 2018, our portfolio consisted of 32 multifamily properties (the “Portfolio”) primarily located in the Southeastern and Southwestern United States encompassing 11,471 units of apartment space that was approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $967. Substantially all of our business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), our operating partnership. We own the Portfolio through the OP and our wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. Our wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2018, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2018 and 2017.

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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs includes prepayment penalties and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early retirement of debt and costs incurred in a debt modification that are not capitalized as deferred financing costs.

Gain on sales of real estate. Gain on sales of real estate includes the gain recognized upon sales of properties. Gain on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the properties.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

The three months ended June 30, 2018 as compared to the three months ended June 30, 2017

The following table sets forth a summary of our operating results for the three months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,
	2018	2017	$ Change
Total revenues	$35,655	$35,234	$421
Total expenses	(30,420)	(33,334)	2,914
Operating income	5,235	1,900	3,335
Interest expense	(6,823)	(7,063)	240
Loss on extinguishment of debt and modification costs	(78)	(4,803)	4,725
Gain on sales of real estate	—	19,896	(19,896)
Net income (loss)	(1,666)	9,930	(11,596)
Net income attributable to noncontrolling interests	—	2,524	(2,524)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(5)	—	(5)
Net income (loss) attributable to common stockholders	$(1,661)	$7,406	$(9,067)

The change in our net loss for the three months ended June 30, 2018 as compared to our net income for the three months ended June 30, 2017 primarily relates to a decrease in gain on sales of real estate, and was partially offset by decreases in property operating expenses, depreciation and amortization, and loss on extinguishment of debt and modification costs. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions (we acquired one property in the first quarter of 2017, one property in the second quarter of 2017 and one property in the fourth quarter of 2017; we sold four properties in the second quarter of 2017, five properties in the third quarter of 2017 and one property in the first quarter of 2018).

Revenues

Rental income. Rental income was $31.1 million for the three months ended June 30, 2018 compared to $30.5 million for the three months ended June 30, 2017, which was an increase of approximately $0.6 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above, and an increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio of 5.0% to $967 as of June 30, 2018 from $922 as of June 30, 2017, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was also due to an increase in the occupancy rate of the Portfolio of 1.4% to 94.2% as of June 30, 2018 from 92.8% as of June 30, 2017.

Other income. Other income was $4.6 million for the three months ended June 30, 2018 compared to $4.7 million for the three months ended June 30, 2017, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above.

Expenses

Property operating expenses. Property operating expenses were $8.2 million for the three months ended June 30, 2018 compared to $9.7 million for the three months ended June 30, 2017, which was a decrease of approximately $1.5 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.7 million increase in casualty-related recoveries and a $0.4 million, or 14.6%, decrease in utility costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.6 million for the three months ended June 30, 2018 compared to $5.1 million for the three months ended June 30, 2017, which was a decrease of approximately $0.5 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.5 million, or 11.4%, decrease in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees remained flat at $1.1 million for the three months ended June 30, 2018 compared to $1.1 million for the three months ended June 30, 2017.

Advisory and administrative fees. Advisory and administrative fees were $1.9 million for the three months ended June 30, 2018 compared to $1.8 million for the three months ended June 30, 2017, which was an increase of approximately $0.1 million. The amount incurred during the three months ended June 30, 2018 and 2017 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended June 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017, the property we acquired in June 2017 and the property we acquired in October 2017, which are considered to be permanently waived for the period. For the three months ended June 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.0 million for the three months ended June 30, 2018 compared to $1.9 million for the three months ended June 30, 2017, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to approximately $1.1 million of equity-based compensation expense recognized during the three months ended June 30, 2018 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $1.0 million of equity-based compensation expense recognized during the three months ended June 30, 2017 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses remained flat at $1.6 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017.

Depreciation and amortization. Depreciation and amortization costs were $11.0 million for the three months ended June 30, 2018 compared to $12.2 million for the three months ended June 30, 2017, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.2 million related to one property for the three months ended June 30, 2018 compared to $2.5 million related to five properties for the three months ended June 30, 2017, which was a decrease of approximately $2.3 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between the periods was partially offset by an increase in depreciation expense of approximately $1.1 million, primarily related to the acquisition of one property subsequent to June 30, 2017.

Other Income and Expense

Interest expense. Interest expense was $6.8 million for the three months ended June 30, 2018 compared to $7.1 million for the three months ended June 30, 2017, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to an increase in gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $1.3 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The decrease between the periods was partially offset by an increase in interest on debt of approximately $1.1 million. The following table details the various costs included in interest expense for the three months ended June 30, 2018 and 2017 (in thousands):

		For the Three Months Ended June 30,
		2018	2017	$ Change
Interest on debt		$7,363	$6,256	$1,107
Amortization of deferred financing costs		352	444	(92)
Interest rate swaps - effective portion		(962)	381	(1,343)
Interest rate swaps - ineffective portion	(1)	—	(85)	85
Interest rate caps expense		70	67	3
Total		$6,823	$7,063	$(240)
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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.1 million for the three months ended June 30, 2018 compared to $4.8 million for the three months ended June 30, 2017, which was a decrease of approximately $4.7 million. The decrease between the periods was primarily due to decreases in prepayment penalties of approximately $2.2 million and debt modification expenses of approximately $2.2 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,
	2018	2017	$ Change
Prepayment penalties	$—	$2,199	$(2,199)
Write-off of deferred financing costs	105	381	(276)
Write-off of fair market value adjustment of assumed debt	(27)	—	(27)
Debt modification costs	—	2,223	(2,223)
Total	$78	$4,803	$(4,725)

Gain on sales of real estate. We did not recognize gain on sales of real estate for the three months ended June 30, 2018 as we did not sell any properties during the period. Gain on sales of real estate was $19.9 million for the three months ended June 30, 2017. During the three months ended June 30, 2017, we sold four properties.

The six months ended June 30, 2018 as compared to the six months ended June 30, 2017

The following table sets forth a summary of our operating results for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change
Total revenues	$70,712	$72,225	$(1,513)
Total expenses	(61,777)	(66,470)	4,693
Operating income	8,935	5,755	3,180
Interest expense	(13,620)	(14,222)	602
Loss on extinguishment of debt and modification costs	(629)	(4,803)	4,174
Gain on sales of real estate	13,742	19,896	(6,154)
Net income	8,428	6,626	1,802
Net income attributable to noncontrolling interests	—	2,836	(2,836)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	25	—	25
Net income attributable to common stockholders	$8,403	$3,790	$4,613

The change in our net income for the six months ended June 30, 2018 as compared to our net income for the six months ended June 30, 2017 primarily relates to decreases in property operating expenses, depreciation and amortization and loss on extinguishment of debt and modification costs, and was partially offset by decreases in total revenues and gain on sales of real estate. The change in our net income between the periods was also due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions (we acquired one property in the first quarter of 2017, one property in the second quarter of 2017 and one property in the fourth quarter of 2017; we sold four properties in the second quarter of 2017, five properties in the third quarter of 2017 and one property in the first quarter of 2018).

Revenues

Rental income. Rental income was $61.6 million for the six months ended June 30, 2018 compared to $62.4 million for the six months ended June 30, 2017, which was a decrease of approximately $0.8 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was partially offset by an increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio of 5.0% to $967 as of June 30, 2018 from $922 as of June 30, 2017, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located, and an increase in the occupancy rate of the Portfolio of 1.4% to 94.2% as of June 30, 2018 from 92.8% as of June 30, 2017.

Other income. Other income was $9.1 million for the six months ended June 30, 2018 compared to $9.8 million for the six months ended June 30, 2017, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.4 million, or 8.0%, decrease in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $17.1 million for the six months ended June 30, 2018 compared to $19.5 million for the six months ended June 30, 2017, which was a decrease of approximately $2.4 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.7 million increase in casualty-related recoveries and a $0.7 million, or 13.5%, decrease in utility costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.4 million for the six months ended June 30, 2018 compared to $10.1 million for the six months ended June 30, 2017, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.6 million, or 6.6%, decrease in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $2.1 million for the six months ended June 30, 2018 compared to $2.2 million for the six months ended June 30, 2017, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to decreases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $3.7 million for the six months ended June 30, 2018 compared to $3.7 million for the six months ended June 30, 2017. The amount incurred during the six months ended June 30, 2018 and 2017 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.0 million and $1.0 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the six months ended June 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017, the property we acquired in June 2017 and the property we acquired in October 2017, which are considered to be permanently waived for the period. For the six months ended June 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which are considered to be permanently waived for the period. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.8 million for the six months ended June 30, 2018 compared to $3.2 million for the six months ended June 30, 2017, which was an increase of approximately $0.6 million. The increase between the periods primarily relates to $2.0 million of equity-based compensation expense recognized during the six months ended June 30, 2018 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our 2016 LTIP, compared to $1.6 million of equity-based compensation expense recognized during the six months ended June 30, 2017 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses remained flat at $3.2 million for the six months ended June 30, 2018 compared to $3.2 million for the six months ended June 30, 2017.

Depreciation and amortization. Depreciation and amortization costs were $22.4 million for the six months ended June 30, 2018 compared to $24.7 million for the six months ended June 30, 2017, which was a decrease of approximately $2.3 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.8 million related to one property for the six months ended June 30, 2018 compared to $5.3 million related to five properties for the six months ended June 30, 2017, which was a decrease of approximately $4.5 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between the periods was partially offset by an increase in depreciation expense of approximately $2.2 million, primarily related to the acquisition of three properties in 2017.

Other Income and Expense

Interest expense. Interest expense was $13.6 million for the six months ended June 30, 2018 compared to $14.2 million for the six months ended June 30, 2017, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to an increase in gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $2.1 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The decrease between the periods was partially offset by an increase in interest on debt of approximately $1.7 million. The following table details the various costs included in interest expense for the six months ended June 30, 2018 and 2017 (in thousands):

		For the Six Months Ended June 30,
		2018	2017	$ Change
Interest on debt		$14,120	$12,434	$1,686
Amortization of deferred financing costs		741	976	(235)
Interest rate swaps - effective portion		(1,386)	676	(2,062)
Interest rate swaps - ineffective portion	(1)	—	(65)	65
Interest rate caps expense		145	201	(56)
Total		$13,620	$14,222	$(602)

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.6 million for the six months ended June 30, 2018 compared to $4.8 million for the six months ended June 30, 2017, which was a decrease of approximately $4.2 million. The decrease between the periods was primarily due to decreases in prepayment penalties of approximately $2.0 million and debt modification expenses of approximately $2.2 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change
Prepayment penalties	$172	$2,199	$(2,027)
Write-off of deferred financing costs	484	381	103
Write-off of fair market value adjustment of assumed debt	(27)	—	(27)
Debt modification costs	—	2,223	(2,223)
Total	$629	$4,803	$(4,174)

Gain on sales of real estate. Gain on sales of real estate was $13.7 million for the six months ended June 30, 2018 compared to $19.9 million for the six months ended June 30, 2017, which was a decrease of approximately $6.2 million. During the six months ended June 30, 2018, we sold one property; during the six months ended June 30, 2017, we sold four properties.

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

We define “Same Store NOI” as NOI for our properties that are comparable between periods. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods.

Net Operating Income for Our Q2 Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2018 and 2017

There are 30 properties encompassing 10,383 units of apartment space in our same store pool for the three months ended June 30, 2018 and 2017 (our “Q2 Same Store” properties). Our Q2 Same Store properties include: Arbors on Forest Ridge, Cutter's Point, Eagle Crest, Silverbrook, Edgewater at Sandy Springs, Beechwood Terrace, Abbington Heights, Willow Grove, Woodbridge, Belmont at Duck Creek, The Summit at Sabal Park, Courtney Cove, Timber Creek, Radbourne Lake, Sabal Palm at Lake Buena Vista, Southpoint Reserve at Stoney Creek, Cornerstone, The Preserve at Terrell Mill, The Ashlar, Heatherstone, Versailles, Seasons 704 Apartments, Madera Point, The Pointe at the Foothills, Venue at 8651, Parc500, The Colonnade, Old Farm, Stone Creek at Old Farm and Hollister Place.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2018 and 2017 for our Q2 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues
Same Store
Rental income	$27,485	$26,186	$1,299	5.0%
Other income	4,137	4,027	110	2.7%
Same Store revenues	31,622	30,213	1,409	4.7%
Non-Same Store
Rental income	3,584	4,322	(738)	-17.1%
Other income	449	699	(250)	-35.8%
Non-Same Store revenues	4,033	5,021	(988)	-19.7%
Total revenues	35,655	35,234	421	1.2%

Operating expenses
Same Store
Property operating expenses (1)	8,098	8,053	45	0.6%
Real estate taxes and insurance	3,995	4,421	(426)	-9.6%
Property management fees (2)	952	906	46	5.1%
Property general and administrative expenses (3)	1,127	1,115	12	1.1%
Same Store operating expenses	14,172	14,495	(323)	-2.2%
Non-Same Store
Property operating expenses (4)	823	1,588	(765)	-48.2%
Real estate taxes and insurance	593	672	(79)	-11.8%
Property management fees (2)	114	151	(37)	-24.5%
Property general and administrative expenses (5)	115	215	(100)	-46.5%
Non-Same Store operating expenses	1,645	2,626	(981)	-37.4%
Total operating expenses	15,817	17,121	(1,304)	-7.6%

NOI
Same Store	17,450	15,718	1,732	11.0%
Non-Same Store	2,388	2,395	(7)	-0.3%
Total NOI	$19,838	$18,113	$1,725	9.5%
(1)	For the three months ended June 30, 2018 and 2017, excludes approximately $(686,000) and $17,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended June 30, 2018 and 2017, excludes approximately $365,000 and $209,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended June 30, 2018 and 2017, excludes approximately $(4,000) and $7,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the three months ended June 30, 2018 and 2017, excludes approximately $41,000 and $37,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2018 and 2017.”

Q2 Same Store Results of Operations for the Three Months Ended June 30, 2018 and 2017

As of June 30, 2018, our Q2 Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $944. As of June 30, 2017, our Q2 Same Store properties were approximately 92.6% leased with a weighted average monthly effective rent per occupied apartment unit of $912. For our Q2 Same Store properties, we recorded the following operating results for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

Revenues

Rental income. Rental income was $27.5 million for the three months ended June 30, 2018 compared to $26.2 million for the three months ended June 30, 2017, which was an increase of approximately $1.3 million, or 5.0%. The majority of the increase is related to a 3.6% increase in the weighted average monthly effective rent per occupied apartment unit to $944 as of June 30, 2018 from $912 as of June 30, 2017, as well as a 1.6% increase in occupancy.

Other income. Other income was $4.1 million for the three months ended June 30, 2018 compared to $4.0 million for the three months ended June 30, 2017, which was an increase of approximately $0.1 million, or 2.7%. The majority of the increase is related to a $0.1 million, or 33.8%, increase in other resident charges.

Expenses

Property operating expenses. Property operating expenses remained flat at $8.1 million for the three months ended June 30, 2018 compared to $8.1 million for the three months ended June 30, 2017.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.0 million for the three months ended June 30, 2018 compared to $4.4 million for the three months ended June 30, 2017, which was a decrease of approximately $0.4 million, or 9.6%. The majority of the decrease is related to a $0.5 million, or 12.2%, decrease in property taxes.

Property management fees. Property management fees were $1.0 million for the three months ended June 30, 2018 compared to $0.9 million for the three months ended June 30, 2017, which was an increase of approximately $0.1 million, or 5.1%. The majority of the increase is related to a $1.3 million, or 5.0%, increase in rental income, and a $0.1 million, or 2.7%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses remained flat at $1.1 million for the three months ended June 30, 2018 compared to $1.1 million for the three months ended June 30, 2017.

Net Operating Income for Our YTD Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2018 and 2017

There are 29 properties encompassing 10,123 units of apartment space in our same store pool for the six months ended June 30, 2018 and 2017 (our “YTD Same Store” properties). Our YTD Same Store properties include: Arbors on Forest Ridge, Cutter's Point, Eagle Crest, Silverbrook, Edgewater at Sandy Springs, Beechwood Terrace, Abbington Heights, Willow Grove, Woodbridge, Belmont at Duck Creek, The Summit at Sabal Park, Courtney Cove, Timber Creek, Radbourne Lake, Sabal Palm at Lake Buena Vista, Southpoint Reserve at Stoney Creek, Cornerstone, The Preserve at Terrell Mill, The Ashlar, Heatherstone, Versailles, Seasons 704 Apartments, Madera Point, The Pointe at the Foothills, Venue at 8651, Parc500, The Colonnade, Old Farm and Stone Creek at Old Farm.

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2018 and 2017 for our YTD Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues
Same Store
Rental income	$52,958	$50,738	$2,220	4.4%
Other income	8,048	7,882	166	2.1%
Same Store revenues	61,006	58,620	2,386	4.1%
Non-Same Store
Rental income	8,684	11,678	(2,994)	-25.6%
Other income	1,022	1,927	(905)	-47.0%
Non-Same Store revenues	9,706	13,605	(3,899)	-28.7%
Total revenues	70,712	72,225	(1,513)	-2.1%

Operating expenses
Same Store
Property operating expenses (1)	15,649	15,432	217	1.4%
Real estate taxes and insurance	7,893	8,332	(439)	-5.3%
Property management fees (2)	1,839	1,758	81	4.6%
Property general and administrative expenses (3)	2,123	2,134	(11)	-0.5%
Same Store operating expenses	27,504	27,656	(152)	-0.5%
Non-Same Store
Property operating expenses (4)	2,125	4,075	(1,950)	-47.9%
Real estate taxes and insurance	1,551	1,726	(175)	-10.1%
Property management fees (2)	281	412	(131)	-31.8%
Property general and administrative expenses (5)	286	551	(265)	-48.1%
Non-Same Store operating expenses	4,243	6,764	(2,521)	-37.3%
Total operating expenses	31,747	34,420	(2,673)	-7.8%

NOI
Same Store	33,502	30,964	2,538	8.2%
Non-Same Store	5,463	6,841	(1,378)	-20.1%
Total NOI	$38,965	$37,805	$1,160	3.1%
(1)	For the six months ended June 30, 2018 and 2017, excludes approximately $(663,000) and $17,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the six months ended June 30, 2018 and 2017, excludes approximately $692,000 and $365,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the six months ended June 30, 2018 and 2017, excludes approximately $(3,000) and $12,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the six months ended June 30, 2018 and 2017, excludes approximately $94,000 and $112,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2018 and 2017.”

YTD Same Store Results of Operations for the Six Months Ended June 30, 2018 and 2017

As of June 30, 2018, our YTD Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $944. As of June 30, 2017, our YTD Same Store properties were approximately 92.6% leased with a weighted average monthly effective rent per occupied apartment unit of $910. For our YTD Same Store properties, we recorded the following operating results for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

Revenues

Rental income. Rental income was $53.0 million for the six months ended June 30, 2018 compared to $50.7 million for the six months ended June 30, 2017, which was an increase of approximately $2.3 million, or 4.4%. The majority of the increase is related to a 3.7% increase in the weighted average monthly effective rent per occupied apartment unit to $944 as of June 30, 2018 from $910 as of June 30, 2017, as well as a 1.6% increase in occupancy.

Other income. Other income was $8.0 million for the six months ended June 30, 2018 compared to $7.9 million for the six months ended June 30, 2017, which was an increase of approximately $0.1 million, or 2.1%. The majority of the increase is related to a $0.2 million, or 38.3%, increase in other resident charges.

Expenses

Property operating expenses. Property operating expenses were $15.6 million for the six months ended June 30, 2018 compared to $15.4 million for the six months ended June 30, 2017, which was an increase of approximately $0.2 million, or 1.4%. The majority of the increase is related to a $0.2 million, or 4.0%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.9 million for the six months ended June 30, 2018 compared to $8.3 million for the six months ended June 30, 2017, which was a decrease of approximately $0.4 million, or 5.3%. The majority of the decrease is related to a $0.5 million, or 7.2%, decrease in property taxes.

Property management fees. Property management fees remained flat at $1.8 million for the six months ended June 30, 2018 compared to $1.8 million for the six months ended June 30, 2017.

Property general and administrative expenses. Property general and administrative expenses remained flat at $2.1 million for the six months ended June 30, 2018 compared to $2.1 million for the six months ended June 30, 2017.

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2018 and 2017

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Q2 and YTD Same Store NOI for the three and six months ended June 30, 2018 and 2017 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Net income (loss)		$(1,666)	$9,930	$8,428	$6,626
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,863	1,849	3,701	3,674
Corporate general and administrative expenses		1,986	1,886	3,799	3,219
Casualty-related expenses/(recoveries)	(1)	(690)	24	(666)	29
Property general and administrative expenses	(2)	406	246	786	477
Depreciation and amortization		11,038	12,208	22,410	24,651
Interest expense		6,823	7,063	13,620	14,222
Loss on extinguishment of debt and modification costs		78	4,803	629	4,803
Gain on sales of real estate		—	(19,896)	(13,742)	(19,896)
NOI		$19,838	$18,113	$38,965	$37,805
Less Non-Same Store
Revenues	(3)	(4,033)	(5,021)	(9,706)	(13,605)
Operating expenses	(3)	1,645	2,626	4,243	6,764
Same Store NOI	(3)	$17,450	$15,718	$33,502	$30,964
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(3)

Amounts for the three months ended June 30, 2018 and 2017 are derived from the results of operations of our Q2 Same Store and Non-Same Store properties; amounts for the six months ended June 30, 2018 and 2017 are derived from the results of operations of our YTD Same Store and Non-Same Store properties.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as acquisition expenses, losses on extinguishment of debt and modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early retirement of debt and costs incurred in connection with a debt modification that are expensed), casualty-related expenses and recoveries, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, the ineffective portion of fair value adjustments on interest rate derivatives designated as cash flow hedges (see Notes 2 and 7 to our consolidated financial statements), and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Net income (loss)		$(1,666)	$9,930	$8,428	$6,626
Depreciation and amortization		11,038	12,208	22,410	24,651
Gain on sales of real estate		—	(19,896)	(13,742)	(19,896)
Adjustment for noncontrolling interests		(28)	(526)	(51)	(1,649)
FFO attributable to common stockholders		9,344	1,716	17,045	9,732

FFO per share - basic		$0.45	$0.08	$0.82	$0.46
FFO per share - diluted		$0.44	$0.08	$0.80	$0.46

Loss on extinguishment of debt and modification costs		78	4,803	629	4,803
Casualty-related expenses/(recoveries)		(690)	24	(666)	29
Change in fair value on derivative instruments - ineffective portion	(1)	—	(85)	—	(65)
Amortization of deferred financing costs - acquisition term notes		—	32	21	126
Adjustment for noncontrolling interests		2	(425)	—	(427)
Core FFO attributable to common stockholders		8,734	6,065	17,029	14,198

Core FFO per share - basic		$0.42	$0.29	$0.82	$0.67
Core FFO per share - diluted		$0.41	$0.28	$0.80	$0.66

Amortization of deferred financing costs - long term debt		352	412	720	850
Equity-based compensation expense		1,094	984	2,009	1,592
Adjustment for noncontrolling interests		(4)	(36)	(8)	(69)
AFFO attributable to common stockholders		10,176	7,425	19,750	16,571

AFFO per share - basic		$0.49	$0.35	$0.95	$0.79
AFFO per share - diluted		$0.48	$0.35	$0.92	$0.77

Weighted average common shares outstanding - basic		20,780	21,044	20,883	21,044
Weighted average common shares outstanding - diluted		21,295	21,473	21,362	21,383

Dividends declared per common share		$0.25	$0.22	$0.50	$0.44

FFO Coverage - diluted		1.76x	0.36x	1.60x	1.03x
Core FFO Coverage - diluted		1.64x	1.28x	1.59x	1.51x
AFFO Coverage - diluted		1.91x	1.57x	1.85x	1.76x
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

The three months ended June 30, 2018 as compared to the three months ended June 30, 2017

FFO was $9.3 million for the three months ended June 30, 2018 compared to $1.7 million for the three months ended June 30, 2017, which was an increase of approximately $7.6 million. The change in our FFO between the periods primarily relates to decreases in total property operating expenses of approximately $1.9 million and loss on extinguishment of debt and modification costs of approximately $4.7 million, an increase in total revenues of approximately $0.4 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $8.7 million for the three months ended June 30, 2018 compared to $6.1 million for the three months ended June 30, 2017, which was an increase of approximately $2.6 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by a $4.7 million decrease in loss on extinguishment of debt and modification costs, a $0.7 million increase in casualty-related recoveries and adjustments for amounts attributable to noncontrolling interests.

AFFO was $10.2 million for the three months ended June 30, 2018 compared to $7.4 million for the three months ended June 30, 2017, which was an increase of approximately $2.8 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.1 million.

The six months ended June 30, 2018 as compared to the six months ended June 30, 2017

FFO was $17.0 million for the six months ended June 30, 2018 compared to $9.7 million for the six months ended June 30, 2017, which was an increase of approximately $7.3 million. The change in our FFO between the periods primarily relates to decreases in total property operating expenses of approximately $3.1 million and loss on extinguishment of debt and modification costs of approximately $4.2 million, and was partially offset by a decrease in total revenues of approximately $1.5 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $17.0 million for the six months ended June 30, 2018 compared to $14.2 million for the six months ended June 30, 2017, which was an increase of approximately $2.8 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by a $4.2 million decrease in loss on extinguishment of debt and modification costs, a $0.7 million increase in casualty-related recoveries and adjustments for amounts attributable to noncontrolling interests.

AFFO was $19.8 million for the six months ended June 30, 2018 compared to $16.6 million for the six months ended June 30, 2017, which was an increase of approximately $3.2 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.4 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. We intend to pay the outstanding principal balance of the $30 Million Credit Facility with proceeds from the sale of our property classified as held for sale as of June 30, 2018 or cash on hand. As of June 30, 2018, we had approximately $3.7 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2018.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$17,333	$14,227
Net cash provided by (used in) investing activities	14,449	(67,457)
Net cash provided by (used in) financing activities	(35,811)	53,670
Net increase (decrease) in cash and restricted cash	(4,029)	440
Cash and restricted cash, beginning of period	43,248	55,261
Cash and restricted cash, end of period	$39,219	$55,701

Cash flows from operating activities. During the six months ended June 30, 2018, net cash provided by operating activities was $17.3 million compared to net cash provided by operating activities of $14.2 million for the six months ended June 30, 2017. The change in cash flows from operating activities was mainly due to decreases in prepayment penalties and debt modification costs paid and an increase in NOI, partially offset by changes in operating assets and liabilities.

Cash flows from investing activities. During the six months ended June 30, 2018, net cash provided by investing activities was $14.4 million compared to net cash used in investing activities of $67.5 million for the six months ended June 30, 2017. The change in cash flows from investing activities was mainly due to not acquiring any properties during the period in 2018, compared to acquiring two properties for a combined purchase price of approximately $138.0 million during the period in 2017. The change in cash flows from investing activities was partially offset by a decrease in net proceeds from sales of real estate; we sold one property for net proceeds of approximately $29.6 million during the period in 2018; we sold four properties for net proceeds of approximately $82.7 million during the period in 2017.

Cash flows from financing activities. During the six months ended June 30, 2018, net cash used in financing activities was $35.8 million compared to net cash provided by financing activities of $53.7 million for the six months ended June 30, 2017. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $138.5 million between the periods and the repurchase of $9.7 million of our common stock during the period in 2018. The change in cash flows from financing activities was partially offset by the $51.7 million purchase amount of the BH Buyout during the period in 2017 (see Note 10 to our consolidated financial statements).

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of June 30, 2018, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $750.7 million at a weighted average interest rate of 3.80% and an adjusted weighted average interest rate of 3.15%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3388% on our combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2018, interest rate swap agreements effectively covered $650.0 million, or 92%, of our $702.7 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2018, interest rate cap agreements covered $182.4 million of our $702.7 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $182.4 million of our floating rate mortgage debt at a weighted average rate of 4.62%.

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

On April 27, 2018, we, through the OP, amended the $30 Million Credit Facility to temporarily increase the loan commitment by $5.0 million (the “Temporary Increase”) and immediately drew $5.0 million. The $5.0 million drawn under the Temporary Increase was repaid in full on July 25, 2018 (see Note 13 to our consolidated financial statements). The $30 Million Credit Facility is a full-term, interest-only facility with an initial term of 24 months and one 12-month extension option on the $30.0 million tranche outstanding and is guaranteed by the OP.

As of June 30, 2018, we had $35.0 million outstanding under the $30 Million Credit Facility, of which $30.0 million matures on December 29, 2018. See Note 6 to our consolidated financial statements for additional information.

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

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with KeyBank, or the Counterparty, with a combined notional amount of $650.0 million. As of June 30, 2018, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2018, one-month LIBOR was 2.0903%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2018 for the next five calendar years subsequent to June 30, 2018. We used one-month LIBOR as of June 30, 2018 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2018	2019	2020	2021	2022	Thereafter
Operating Properties Mortgage Debt
Principal payments		$737,193	$1,207	$2,448	$2,483	$2,531	$11,422	$717,102
Interest expense	(1)	153,779	11,767	23,267	23,244	25,667	27,594	42,240
Total		$890,972	$12,974	$25,715	$25,727	$28,198	$39,016	$759,342

Held For Sale Property Mortgage Debt
Principal payments		$13,500	$110	$210	$211	$224	$12,745	$—
Interest expense		1,958	288	565	558	547	—	—
Total		$15,458	$398	$775	$769	$771	$12,745	$—

Credit Facility
Principal payments	(2)	$35,000	$35,000	$—	$—	$—	$—	$—
Interest expense		946	946	—	—	—	—	—
Total		$35,946	$35,946	$—	$—	$—	$—	$—

Total contractual obligations and commitments		$942,376	$49,318	$26,490	$26,496	$28,969	$51,761	$759,342
(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2018, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of June 30, 2018 to determine our expected settlements through the terms of the interest rate swaps.

(2)

The $30 Million Credit Facility, which had $35.0 million outstanding as of June 30, 2018, has $30.0 million outstanding as of July 30, 2018. $5.0 million was paid down, using cash on hand, on July 25, 2018 (see Note 13 to our consolidated financial statements); the $30.0 million outstanding is scheduled to mature on December 29, 2018. The $30 Million Credit Facility has one 12-month extension option on the $30.0 million outstanding, at our election.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of June 30, 2018, we had approximately $3.7 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 550 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2018 and 2017 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rehab Expenditures		2018	2017	2018	2017
Interior	(1)	$2,040	$2,318	$3,556	$4,764
Exterior and common area		2,543	2,497	4,992	3,901
Total rehab expenditures		$4,583	$4,815	$8,548	$8,665
(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended June 30, 2018 and 2017, we completed full and partial interior rehabs on 379 and 401 units, respectively. For the six months ended June 30, 2018 and 2017, we completed full and partial interior rehabs on 677 and 831 units, respectively.

Freddie Mac Multifamily Green Advantage

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program. In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties, which is expected to be completed by the end of 2018. As of June 30, 2018, we had spent approximately $1.8 million on green improvements. We expect to reduce water/sewer costs at each property by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2018 and 2017.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2018. Our subsidiaries and we are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2018 of $0.25 per share on April 30, 2018, which was paid on June 29, 2018 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2018 and 2017. We believe we qualify for taxation as a

REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of June 30, 2018, we had total indebtedness of $785.7 million at a weighted average interest rate of 3.90%, of which $737.7 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 92%, of our $702.7 million of floating rate mortgage debt outstanding (see below). As of June 30, 2018, the adjusted weighted average interest rate of our total indebtedness was 3.24%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of June 30, 2018, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2018, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $182.4 million of our floating rate mortgage debt at a weighted average rate of 4.62% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of June 30, 2018, of the amounts illustrated in the table below for our indebtedness as of June 30, 2018 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$220
0.50%	440
0.75%	660
1.00%	880

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, our Board authorized increasing the Share Repurchase Program to up to $40.0 million, and extending it by an additional two years to June 15, 2020. The following table provides information on our purchases of equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)*
Beginning Balance	558,470	$21.63	558,470	$27.9
April 1 – April 30	166,967	26.50	166,967	23.6
May 1 – May 31	11,182	24.98	11,182	23.3
June 1 – June 30	839	24.23	839	23.3
Balance as of June 30, 2018	737,458	$22.64	737,458	$23.3

*	Amounts reflect the increase of the Share Repurchase Program to $40.0 million, as described above.

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President	July 31, 2018
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer	July 31, 2018
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)