Form 10-Q
period 2018-09-30
NexPoint Residential Trust, Inc.
filed 2018-11-02
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(972) 628-4100

(Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 20,797,135 shares of common stock, $0.01 par value, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2018

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	risks associated with our strategy of acquiring value-enhancement multifamily properties, which involves greater risks than more conservative investment strategies;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”);
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future pending property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	we are subject to certain risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•

high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the Americans with Disabilities Act and the Fair Housing Act;

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

•	risks associated with our Adviser’s ability to terminate the Advisory Agreement (as defined below);
•	our ability to change our major policies, operations and targeted investments without stockholder consent;
•	the substantial fees and expenses we pay to our Adviser and its affiliates;
•	risks associated with any potential internalization of our management functions;
•	conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their officers and employees;
•	the risk that we may compete with other entities affiliated with our Sponsor or property manager for properties and tenants;
•	failure to maintain our status as a REIT;
•	failure of our operating partnership to be taxable as a partnership for federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$202,347	$189,615
Buildings and improvements	929,275	806,981
Intangible lease assets	3,049	1,340
Construction in progress	5,048	3,786
Furniture, fixtures, and equipment	57,655	44,725
Total Gross Operating Real Estate Investments	1,197,374	1,046,447
Accumulated depreciation and amortization	(120,292)	(88,252)
Total Net Operating Real Estate Investments	1,077,082	958,195
Real estate held for sale, net of accumulated depreciation of $897 and $3,397, respectively	17,406	32,961
Total Net Real Estate Investments	1,094,488	991,156
Cash and cash equivalents	19,324	16,036
Restricted cash	26,253	27,212
Accounts receivable	5,014	2,932
Prepaid and other assets	2,660	1,559
Fair market value of interest rate swaps	27,974	16,480
TOTAL ASSETS	$1,175,713	$1,055,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$824,546	$724,057
Mortgages payable held for sale, net	13,368	30,348
Credit facility, net	49,100	29,843
Bridge facility, net	29,550	8,576
Accounts payable and other accrued liabilities	6,181	6,226
Accrued real estate taxes payable	13,492	9,684
Accrued interest payable	2,284	2,074
Security deposit liability	1,917	1,518
Prepaid rents	1,359	1,470
Total Liabilities	941,797	813,796

Redeemable noncontrolling interests in the Operating Partnership	2,431	2,135

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 20,797,135 and 21,049,565 shares issued and outstanding, respectively	207	210
Additional paid-in capital	199,661	206,227
Accumulated earnings less dividends	4,798	17,885
Accumulated other comprehensive income	26,819	15,122
Total Stockholders' Equity	231,485	239,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,175,713	$1,055,375

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$31,724	$32,148	$93,366	$94,564
Other income	4,771	4,949	13,841	14,758
Total revenues	36,495	37,097	107,207	109,322
Expenses
Property operating expenses	9,231	10,075	26,339	29,611
Real estate taxes and insurance	5,048	4,853	14,492	14,911
Property management fees (1)	1,085	1,110	3,205	3,280
Advisory and administrative fees (2)	1,885	1,870	5,586	5,544
Corporate general and administrative expenses	1,932	1,623	5,731	4,842
Property general and administrative expenses	1,280	1,594	4,475	4,756
Depreciation and amortization	11,228	11,215	33,638	35,866
Total expenses	31,689	32,340	93,466	98,810
Operating income	4,806	4,757	13,741	10,512
Interest expense	(7,119)	(8,257)	(20,739)	(22,479)
Loss on extinguishment of debt and modification costs	(2,947)	(914)	(3,576)	(5,717)
Gain on sales of real estate	—	58,490	13,742	78,386
Net income (loss)	(5,260)	54,076	3,168	60,702
Net income attributable to noncontrolling interests	—	—	—	2,836
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(15)	162	10	162
Net income (loss) attributable to common stockholders	$(5,245)	$53,914	$3,158	$57,704
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	1,222	214	11,732	(835)
Total comprehensive income (loss)	(4,038)	54,290	14,900	59,867
Comprehensive income attributable to noncontrolling interests	—	—	—	2,720
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(12)	163	45	163
Comprehensive income (loss) attributable to common stockholders	$(4,026)	$54,127	$14,855	$56,984

Weighted average common shares outstanding - basic	20,775	21,085	20,847	21,057
Weighted average common shares outstanding - diluted	21,262	21,453	21,328	21,407

Earnings (loss) per share - basic	$(0.25)	$2.56	$0.15	$2.74
Earnings (loss) per share - diluted	$(0.25)	$2.51	$0.15	$2.70

Dividends declared per common share	$0.25	$0.22	$0.75	$0.66

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Notes 10 and 11).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Noncontrolling Interests	Total
Balances, December 31, 2016	—	$—	21,293,825	$213	$241,450	$(14,584)	$9,052	$(4,587)	$24,558	$256,102
Net loss attributable to common stockholders					—	(3,616)	—	—	—	(3,616)
Net income attributable to noncontrolling interests					—	—	—	—	312	312
Contributions by noncontrolling interests					—	—	—	—	13	13
Distributions to noncontrolling interests					—	—	—	—	(1,433)	(1,433)
Vesting of stock-based compensation					608	—	—	—	—	608
Common stock dividends declared					—	(4,724)	—	—	—	(4,724)
Other comprehensive income					—	—	946	—	100	1,046
Balances, March 31, 2017	—	$—	21,293,825	$213	$242,058	$(22,924)	$9,998	$(4,587)	$23,550	$248,308
Net income attributable to common stockholders					—	7,406	—	—	—	7,406
Net income attributable to noncontrolling interests					—	—	—	—	2,524	2,524
Contributions by noncontrolling interests					—	—	—	—	25	25
Distributions to noncontrolling interests					—	—	—	—	(3,356)	(3,356)
Purchase of noncontrolling interests					(31,313)	—	—	—	(22,527)	(53,840)
Vesting of stock-based compensation					984	—	—	—	—	984
Common stock dividends declared					—	(4,724)	—	—	—	(4,724)
Other comprehensive loss					—	—	(1,879)	—	(216)	(2,095)
Balances, June 30, 2017	—	$—	21,293,825	$213	$211,729	$(20,242)	$8,119	$(4,587)	$—	$195,232
Net income attributable to common stockholders					—	53,914	—	—	—	53,914
Repurchase of common stock					—	—	—	(1,354)	—	(1,354)
Retirement of common stock held in treasury			(308,313)	(3)	(5,938)	—	—	5,941	—	—
Vesting of stock-based compensation			110,257	1	822	—	—	—	—	823
Common stock dividends declared					—	(4,712)	—	—	—	(4,712)
Other comprehensive income					—	—	213	—	—	213
Balances, September 30, 2017	—	$—	21,095,769	$211	$206,613	$28,960	$8,332	$—	$—	$244,116

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$17,885	$15,122	$—	$239,444
Net income attributable to common stockholders					—	10,064	—	—	10,064
Repurchase of common stock					—	—	—	(5,058)	(5,058)
Retirement of common stock held in treasury			(203,953)	(2)	(5,056)	—	—	5,058	—
Vesting of stock-based compensation			80,743	1	914	—	—	—	915
Common stock dividends declared					—	(5,380)	—	—	(5,380)
Other comprehensive income					—	—	7,738	—	7,738
Balances, March 31, 2018	—	$—	20,926,355	$209	$202,085	$22,569	$22,860	$—	$247,723
Net loss attributable to common stockholders					—	(1,661)	—	—	(1,661)
Repurchase of common stock					—	—	—	(4,614)	(4,614)
Retirement of common stock held in treasury			(178,988)	(2)	(4,612)	—	—	4,614	—
Vesting of stock-based compensation					1,094	—	—	—	1,094
Common stock dividends declared					—	(5,316)	—	—	(5,316)
Other comprehensive income					—	—	2,740	—	2,740
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership					—	(22)	—	—	(22)
Balances, June 30, 2018	—	$—	20,747,367	$207	$198,567	$15,570	$25,600	$—	$239,944
Net loss attributable to common stockholders					—	(5,245)	—	—	(5,245)
Vesting of stock-based compensation			49,768	—	1,094	—	—	—	1,094
Common stock dividends declared					—	(5,315)	—	—	(5,315)
Other comprehensive income					—	—	1,219	—	1,219
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership					—	(212)	—	—	(212)
Balances, September 30, 2018	—	$—	20,797,135	$207	$199,661	$4,798	$26,819	$—	$231,485

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$3,168	$60,702
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	(13,742)	(78,386)
Depreciation and amortization	33,638	35,866
Amortization/write-off of deferred financing costs	2,494	2,551
Change in fair value on derivative instruments included in interest expense	(2,391)	1,235
Net cash received (paid) on derivative settlements	2,372	(777)
Amortization/write-off of fair market value adjustment of assumed debt	(145)	(155)
Vesting of stock-based compensation	3,103	2,415
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(1,111)	(413)
Operating liabilities	3,066	4,461
Net cash provided by operating activities	30,452	27,499

Cash flows from investing activities
Net proceeds from sales of real estate	29,553	224,416
Prepaid acquisition deposits	—	(1,500)
Additions to real estate investments	(23,164)	(17,192)
Acquisitions of real estate investments	(130,373)	(138,106)
Net cash provided by (used in) investing activities	(123,984)	67,618

Cash flows from financing activities
Mortgage proceeds received	232,252	583,713
Mortgage payments	(148,711)	(275,840)
Credit facilities proceeds received	55,000	25,000
Credit facilities payments	(35,000)	(310,000)
Bridge facility proceeds received	30,000	65,875
Bridge facility payments	(8,597)	(41,278)
Deferred financing costs paid	(3,553)	(3,742)
Interest rate cap fees paid	(56)	—
Repurchase of common stock	(9,672)	(1,354)
Dividends paid to common stockholders	(15,802)	(13,996)
Distributions to redeemable noncontrolling interests in the Operating Partnership	—	(53)
Contributions from noncontrolling interests	—	38
Distributions to noncontrolling interests	—	(4,789)
Purchase of noncontrolling interests	—	(51,840)
Net cash provided by (used in) financing activities	95,861	(28,266)

Net increase in cash and restricted cash	2,329	66,851
Cash and restricted cash, beginning of period	43,248	55,261
Cash and restricted cash, end of period	$45,577	$122,112

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$21,983	$19,098
Prepayment penalties and defeasance costs paid	1,706	2,701
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	2,000
Capitalized construction costs included in accounts payable and other accrued liabilities	1,884	1,245
Change in fair value on derivative instruments designated as hedges	11,732	835
Other assets acquired from acquisitions	76	84
Liabilities assumed from acquisitions	1,382	690
Increase in dividends payable on restricted stock units	209	164

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2018, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2018, and results of operations for the nine months ended September 30, 2018 and 2017 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 and notes thereto included in its annual report on Form 10-K filed with the SEC on February 15, 2018.

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2018.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the nine months ended September 30, 2018 and 2017.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2018, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2018. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. The Company expects to implement the provisions of ASU 2014-09 as of January 1, 2019 using the modified retrospective approach. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

In August 2018, the SEC adopted SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements or GAAP. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. Under the SEC Release, registrants will be required to disclose in interim periods on Form 10-Q the changes in each caption of stockholders’ equity and noncontrolling interests for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. The amendments require registrants, including smaller reporting companies, to provide information as prescribed by Rule 3-04 of Regulation S-X. Therefore, the interim disclosures of changes in stockholders’ equity, including dividends per share amounts, may be given in a note to the financial statements or in a separate financial statement. Under Rule 3-04, the interim disclosures of the changes in stockholders’ equity should be in the form of a reconciliation of the beginning balance to the ending balance for each period for which an income statement is required to be filed, with all significant reconciling items described by appropriate captions. The reconciliation should also reflect any adjustments to the balance at the beginning of the earliest period presented for items retroactively applied to periods prior to that period. The Company adopted the provisions of the SEC Release on September 30, 2018, on a retrospective basis.

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

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“1031 Exchanges”) under Section 1031 of the Code. For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to the new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT's economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreement, at which time they will be consolidated as wholly owned subsidiaries.

As of September 30, 2018, the Company, through the OP and the wholly owned TRS, owned 35 properties. The following table represents the Company’s ownership in each property as of September 30, 2018 and December 31, 2017:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	September 30, 2018		December 31, 2017
Arbors on Forest Ridge		Bedford, Texas	2014	100%		100%
Cutter's Point		Richardson, Texas	2014	100%		100%
Eagle Crest		Irving, Texas	2014	100%		100%
Silverbrook		Grand Prairie, Texas	2014	100%		100%
Timberglen		Dallas, Texas	2014	—	(1)	100%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%		100%
Beechwood Terrace		Antioch, Tennessee	2014	100%		100%
Willow Grove		Nashville, Tennessee	2014	100%		100%
Woodbridge		Nashville, Tennessee	2014	100%		100%
Abbington Heights		Antioch, Tennessee	2014	100%		100%
The Summit at Sabal Park		Tampa, Florida	2014	100%		100%
Courtney Cove		Tampa, Florida	2014	100%		100%
Radbourne Lake		Charlotte, North Carolina	2014	100%		100%
Timber Creek		Charlotte, North Carolina	2014	100%		100%
Belmont at Duck Creek		Garland, Texas	2014	100%		100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%		100%
Southpoint Reserve at Stoney Creek	(2)	Fredericksburg, Virginia	2014	100%		100%
Cornerstone		Orlando, Florida	2015	100%		100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%		100%
The Ashlar		Dallas, Texas	2015	100%		100%
Heatherstone		Dallas, Texas	2015	100%		100%
Versailles		Dallas, Texas	2015	100%		100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%		100%
Madera Point		Mesa, Arizona	2015	100%		100%
The Pointe at the Foothills		Mesa, Arizona	2015	100%		100%
Venue at 8651		Fort Worth, Texas	2015	100%		100%
Parc500		West Palm Beach, Florida	2016	100%		100%
The Colonnade		Phoenix, Arizona	2016	100%		100%
Old Farm		Houston, Texas	2016	100%		100%
Stone Creek at Old Farm		Houston, Texas	2016	100%		100%
Hollister Place		Houston, Texas	2017	100%		100%
Rockledge Apartments		Marietta, Georgia	2017	100%		100%
Atera Apartments	(3)	Dallas, Texas	2017	100%		100%
Cedar Pointe	(4)	Antioch, Tennessee	2018	100%		—	(5)
Crestmont Reserve		Dallas, Texas	2018	100%		—	(5)
Brandywine I & II		Nashville, Tennessee	2018	100%		—	(5)
(1)	Property was sold during the nine months ended September 30, 2018.
(2)	Property was classified as held for sale as of September 30, 2018.
(3)

The entity that directly owned Atera Apartments was consolidated as a VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen on January 31, 2018, at which time legal title to Atera Apartments transferred to the Company. Upon the transfer of title, the entity that directly owns Atera Apartments was no longer considered a VIE (see Note 5).

(4)

The entity that directly owned Cedar Pointe was consolidated as a VIE at September 30, 2018. The Company anticipates completing a reverse 1031 Exchange of Cedar Pointe during the fourth quarter of 2018 with a sale of Southpoint Reserve at Stoney Creek, which was classified as held for sale as of September 30, 2018, or one of the Company’s other properties, at which time legal title to Cedar Pointe will transfer to the Company. Upon the transfer of title, the entity that directly owns Cedar Pointe will no longer be considered a VIE.

(5)	Properties were acquired in 2018; therefore, no ownership as of December 31, 2017.

4. Real Estate Investments Statistics

As of September 30, 2018, the Company was invested in a total of 35 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of			% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
Arbors on Forest Ridge		155	210	1/31/2014	$866	$862		95.7%	96.2%
Cutter's Point		198	196	1/31/2014	1,103	1,063		95.9%	95.4%
Eagle Crest		396	447	1/31/2014	921	887		89.7%	93.3%
Silverbrook		526	642	1/31/2014	827	791		94.7%	95.2%
Edgewater at Sandy Springs		727	760	7/18/2014	962	940		91.3%	93.8%
Beechwood Terrace		272	300	7/21/2014	943	927		93.3%	94.3%
Willow Grove		229	244	7/21/2014	955	919		95.1%	95.5%
Woodbridge		247	220	7/21/2014	1,014	952		90.9%	93.6%
Abbington Heights		239	274	8/1/2014	895	890		93.4%	94.2%
The Summit at Sabal Park		205	252	8/20/2014	948	913		95.6%	92.9%
Courtney Cove		225	324	8/20/2014	890	836		94.4%	94.4%
Radbourne Lake		247	225	9/30/2014	1,087	1,061		92.0%	93.3%
Timber Creek		248	352	9/30/2014	834	817		93.8%	94.0%
Belmont at Duck Creek		198	240	9/30/2014	1,034	999		93.8%	95.4%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,241	1,167		95.3%	96.8%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,100	1,067		94.9%	93.6%
Cornerstone		318	430	1/15/2015	993	927		95.8%	94.4%
The Preserve at Terrell Mill		692	752	2/6/2015	908	855		93.8%	93.1%
The Ashlar		206	264	2/26/2015	850	835		93.2%	91.7%
Heatherstone		116	152	2/26/2015	863	839		96.7%	89.5%
Versailles		301	388	2/26/2015	879	865		94.6%	94.8%
Seasons 704 Apartments		217	222	4/15/2015	1,116	1,076		94.1%	96.4%
Madera Point		193	256	8/5/2015	858	807		96.5%	93.0%
The Pointe at the Foothills		473	528	8/5/2015	838	814		91.7%	90.9%
Venue at 8651		289	333	10/30/2015	854	809		94.9%	94.3%
Parc500		266	217	7/27/2016	1,229	1,179		96.8%	94.9%
The Colonnade		256	415	10/11/2016	712	685		94.0%	94.0%
Old Farm		697	734	12/29/2016	1,187	1,183		92.8%	92.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,171	1,165		94.7%	94.7%
Hollister Place		246	260	2/1/2017	975	959		94.6%	95.0%
Rockledge Apartments		802	708	6/30/2017	1,176	1,149		94.2%	92.9%
Atera Apartments		334	380	10/25/2017	1,229	1,265		92.6%	92.1%
Cedar Pointe		224	210	8/24/2018	1,051	—	(4)	90.5%	—	(4)
Crestmont Reserve		199	242	9/26/2018	898	—	(4)	95.9%	—	(4)
Brandywine I & II		414	632	9/26/2018	954	—	(4)	95.4%	—	(4)
		11,028	12,555

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2018 and December 31, 2017, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2018 and December 31, 2017, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2018 and December 31, 2017, divided by the total number of units, expressed as a percentage.
(3)	Property was classified as held for sale as of September 30, 2018.
(4)	Properties were acquired in 2018.

5. Real Estate Investments

As of September 30, 2018, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,302	$—	$—	$991	$14,623
Cutter's Point		3,330	13,324	—	—	1,281	17,935
Eagle Crest		5,450	21,724	—	1,226	1,452	29,852
Silverbrook		4,860	26,274	—	—	2,935	34,069
Edgewater at Sandy Springs		14,290	44,101	—	—	4,883	63,274
Beechwood Terrace		1,390	20,922	—	136	1,595	24,043
Willow Grove		3,940	10,819	—	—	1,201	15,960
Woodbridge		3,650	13,108	—	—	1,442	18,200
Abbington Heights		1,770	17,102	—	—	1,466	20,338
The Summit at Sabal Park		5,770	13,428	—	—	1,294	20,492
Courtney Cove		5,880	12,987	—	—	1,182	20,049
Radbourne Lake		2,440	22,077	—	—	1,489	26,006
Timber Creek		11,260	13,555	—	—	1,390	26,205
Belmont at Duck Creek		1,910	17,362	—	—	1,418	20,690
Sabal Palm at Lake Buena Vista		7,580	41,280	—	—	1,228	50,088
Cornerstone		1,500	30,515	—	—	1,771	33,786
The Preserve at Terrell Mill		10,170	48,779	—	—	4,644	63,593
The Ashlar		4,090	12,834	—	—	1,892	18,816
Heatherstone		2,320	8,120	—	—	1,187	11,627
Versailles		6,720	20,054	—	1,474	2,898	31,146
Seasons 704 Apartments		7,480	14,221	—	—	1,238	22,939
Madera Point		4,920	17,568	—	—	1,383	23,871
The Pointe at the Foothills		4,840	46,952	—	—	1,981	53,773
Venue at 8651		2,350	18,012	—	41	2,377	22,780
Parc500		3,860	20,623	—	26	2,390	26,899
The Colonnade		8,340	37,001	—	316	1,374	47,031
Old Farm		11,078	70,443	—	8	1,721	83,250
Stone Creek at Old Farm		3,493	19,381	—	—	448	23,322
Hollister Place		2,782	21,268	—	163	1,246	25,459
Rockledge Apartments		17,451	94,848	—	587	2,777	115,663
Atera Apartments		22,371	35,380	—	1,071	1,061	59,883
Cedar Pointe	(1)	2,371	23,425	600	—	399	26,795
Crestmont Reserve		4,124	19,537	687	—	450	24,798
Brandywine I & II		6,237	70,949	1,762	—	1,171	80,119
		202,347	929,275	3,049	5,048	57,655	1,197,374
Accumulated depreciation and amortization		—	(86,885)	(100)	—	(33,307)	(120,292)
Total Operating Properties		$202,347	$842,390	$2,949	$5,048	$24,348	$1,077,082

Held For Sale Property
Southpoint Reserve at Stoney Creek		6,120	11,412	—	—	771	18,303
Accumulated depreciation and amortization		—	(736)	—	—	(161)	(897)
Total Held For Sale Property		$6,120	$10,676	$—	$—	$610	$17,406

Total		$208,467	$853,066	$2,949	$5,048	$24,958	$1,094,488
(1)

The entity that directly owned Cedar Pointe was consolidated as a VIE at September 30, 2018. The Company anticipates completing a reverse 1031 Exchange of Cedar Pointe during the fourth quarter of 2018 with a sale of Southpoint Reserve at Stoney Creek, which was classified as held for sale as of September 30, 2018, or one of the Company’s other properties, at which time legal title to Cedar Pointe will transfer to the Company. Upon the transfer of title, the entity that directly owns Cedar Pointe will no longer be considered a VIE.

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

Depreciation expense was $11.1 million and $10.0 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $32.7 million and $29.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.1 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to the Company’s intangible lease assets was $0.9 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through September 30, 2018 is expected to be $1.5 million for the remainder of the year ended December 31, 2018 and $1.4 million in 2019. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2018 has been fully amortized and the assets and related accumulated amortization have been written off as of September 30, 2018.

Acquisitions

The Company acquired three properties during the nine months ended September 30, 2018, as detailed in the table below (dollars in thousands). The Company acquired two properties for a combined purchase price of approximately $138.0 million during the nine months ended September 30, 2017. See Notes 3, 4 and 6 for additional information.

Property Name		Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Cedar Pointe	(2)	Antioch, Tennessee	August 24, 2018	$26,500	$17,300	210	100%
Crestmont Reserve		Dallas, Texas	September 26, 2018	24,680	12,061	242	100%
Brandywine I & II	(3)	Nashville, Tennessee	September 26, 2018	79,800	43,835	632	100%
				$130,980	$73,196	1,084
(1)	For additional information regarding the Company’s debt, see Note 6.
(2)

The Company intends to complete a reverse 1031 Exchange of Cedar Pointe during the fourth quarter of 2018 with a sale of Southpoint Reserve at Stoney Creek, which was classified as held for sale as of September 30, 2018, or one of the Company’s other properties.

(3)	Brandywine I & II are two separate properties which the Company has combined and operates as a single property.

Disposition

The Company sold one property during the nine months ended September 30, 2018, as detailed in the table below (in thousands). The Company sold nine properties for approximately $228.1 million during the nine months ended September 30, 2017.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Timberglen	(2)	Dallas, Texas	January 31, 2018	$30,000	$29,553	$13,742
(1)	Represents sales price, net of closing costs.
(2)	The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen, at which time legal title to Atera Apartments transferred to the Company.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2018 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		3.94%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		3.94%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		3.94%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		3.94%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	52,000		3.94%	7/1/2024
Beechwood Terrace	(4)	Floating	84	23,365		3.70%	9/1/2025
Willow Grove	(3)	Floating	84	14,818		4.04%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		4.04%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		3.88%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		3.88%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		3.88%	7/1/2024
The Ashlar	(3)	Floating	84	14,520		3.88%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		3.88%	7/1/2024
Versailles	(3)	Floating	84	23,880		3.88%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		3.88%	7/1/2024
Madera Point	(3)	Floating	84	15,150		3.88%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		3.88%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		4.04%	7/1/2024
The Colonnade	(3)	Floating	84	28,093		3.94%	7/1/2024
Old Farm	(3)	Floating	84	52,886		3.94%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		3.94%	7/1/2024
Timber Creek	(5)	Floating	84	24,100		3.52%	10/1/2025
Radbourne Lake	(6)	Floating	84	20,000		3.55%	10/1/2025
Sabal Palm at Lake Buena Vista	(7)	Floating	84	42,100		3.56%	9/1/2025
Abbington Heights	(8)	Floating	84	16,920		3.51%	9/1/2025
Belmont at Duck Creek	(9)	Floating	84	17,760		3.65%	6/1/2025
Cornerstone	(10)	Fixed	120	22,339		4.24%	3/1/2023
Parc500	(11)	Fixed	120	15,547		4.49%	8/1/2025
Hollister Place	(12)	Floating	84	14,811		3.60%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		3.83%	7/1/2024
Atera Apartments	(13)	Floating	84	29,500		3.74%	11/1/2024
Cedar Pointe	(14)	Floating	84	17,300		3.61%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		3.44%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		3.44%	10/1/2025
				$832,500
Fair market value adjustment				656	(15)
Deferred financing costs, net of accumulated amortization of $1,424				(8,610)
				$824,546

Held For Sale Property
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,445		4.37%	1/1/2022
Deferred financing costs, net of accumulated amortization of $88				(77)
				$13,368
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of September 30, 2018 was 2.2606%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

On August 31, 2018, the Company refinanced the existing floating rate mortgage of approximately $20.2 million. The Company accounted for the refinancing as an extinguishment of a debt instrument. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(5)

On September 28, 2018, the Company refinanced the existing floating rate mortgage of approximately $19.1 million. The Company accounted for the refinancing as an extinguishment of a debt instrument. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(6)

On September 28, 2018, the Company refinanced the existing floating rate mortgage of approximately $18.9 million. The Company accounted for the refinancing as an extinguishment of a debt instrument. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(7)

On August 20, 2018, the Company refinanced the existing floating rate mortgage of approximately $37.2 million. The Company accounted for the refinancing as an extinguishment of a debt instrument. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(8)

On August 21, 2018, the Company refinanced the existing fixed rate mortgage of approximately $9.9 million, which was assumed upon acquisition of this property, into a floating rate mortgage. The Company accounted for the refinancing as an extinguishment of a debt instrument. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(9)

On June 1, 2018, the Company refinanced the existing fixed rate mortgage of approximately $10.9 million, which was assumed upon acquisition of this property and recorded at approximated fair value, into a floating rate mortgage. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(10)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of September 30, 2018, the total indebtedness secured by the property had a blended interest rate of 4.24%.

(11)	Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(12)

On September 28, 2018, the Company refinanced the existing floating rate mortgage of approximately $13.5 million. The Company accounted for the refinancing as a modification of a debt instrument. As such, the existing $0.1 million of net deferred financing costs related to the prior mortgage debt is included with the approximately $0.3 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of September 30, 2018 and are amortized over the term of the new mortgage debt. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(13)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The entity that directly owned Atera Apartments was consolidated as a VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen on January 31, 2018, at which time legal title to Atera Apartments transferred to the Company. Upon the transfer of title, the entity that directly owns Atera Apartments was no longer considered a VIE.

(14)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The entity that directly owned Cedar Pointe was consolidated as a VIE at September 30, 2018. The Company anticipates completing a reverse 1031 Exchange of Cedar Pointe during the fourth quarter of 2018 with a sale of Southpoint Reserve at Stoney Creek, which was classified as held for sale as of September 30, 2018, or one of the Company’s other properties, at which time legal title to Cedar Pointe will transfer to the Company. Upon the transfer of title, the entity that directly owns Cedar Pointe will no longer be considered a VIE.

(15)

The Company reflected a valuation adjustment on its fixed rate debt for Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

Refinancings. During the nine months ended September 30, 2018, the Company refinanced mortgages on seven properties, as detailed in the table below (dollars in thousands):

Property Name	Date of Refinance	Accounting Treatment	Write-off of Deferred Financing Costs (1)		Capitalized Deferred Financing Costs	Prepayment Penalties and Defeasance Costs (1)	Debt Modification and Other Extinguishment Costs (1)	Reduction in Spread (in basis points) (2)
Belmont at Duck Creek	6/1/2018	Extinguishment	$—	(3)	$293	$—	$—	103	(4)
Sabal Palm at Lake Buena Vista	8/20/2018	Extinguishment	228		442	371	—	51
Abbington Heights	8/21/2018	Extinguishment	—		105	446	202	28	(4)
Beechwood Terrace	8/31/2018	Extinguishment	405		100	202	196	24
Timber Creek	9/28/2018	Extinguishment	151		296	191	—	56
Radbourne Lake	9/28/2018	Extinguishment	144		266	189	—	52
Hollister Place	9/28/2018	Modification	—		141	135	87	90
			$928		$1,643	$1,534	$485	54	(5)
(1)	Included in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income (loss).
(2)

For previous floating rate mortgages, represents the reduction in the borrowing spread from the previous mortgage to the current mortgage. For previous fixed-rate mortgages, represents the reduction in the borrowing rate from the previous mortgage to the current mortgage (using one-month LIBOR as of September 30, 2018).

(3)

There were no existing deferred financing costs related to the prior fixed rate mortgage. The Company wrote-off the unamortized fair market value adjustment as of June 1, 2018, a premium of less than $0.1 million, related to the prior fixed rate mortgage, which is recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income (loss).

(4)	Previous mortgage was a fixed-rate loan.
(5)	Represents the weighted average reduction in the borrowing spreads.

During the nine months ended September 30, 2018, the Company sold one property and repaid the related mortgage loan that encumbered the property, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Timberglen	January 31, 2018	Floating	$17,226
(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.83% as of September 30, 2018 and 3.34% as of December 31, 2017. The increase between the periods is primarily related to an increase in one-month LIBOR of approximately 70 basis points to 2.2606% as of September 30, 2018 from 1.5643% as of December 31, 2017, partially offset by a weighted average reduction of 54 basis points in the borrowing spreads related to the seven mortgages the Company refinanced in 2018, as described above. As of September 30, 2018, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.13%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3388% for one-month LIBOR on its combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of the Company’s floating rate mortgage indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2018, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties, which is expected to be completed by the end of 2018. In connection with the three acquisitions and seven refinancings the Company completed in 2018, the Company escrowed approximately $1.2 million related to the Green Program. Since the inception of the Green Program through September 30, 2018, the Company had spent approximately $1.9 million on green improvements. The Company expects to spend approximately $0.7 million on green improvements in the fourth quarter of 2018. The Company expects to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades.

Credit and Bridge Facilities

The following table contains summary information concerning the Company’s credit and bridge facilities as of September 30, 2018 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
$60 Million Credit Facility	Floating	24	$50,000	4.26%	9/26/2020
Deferred financing costs, net of accumulated amortization of $0			(900)
			$49,100

$30 Million Bridge Facility	Floating	6	$30,000	4.26%	3/26/2019
Deferred financing costs, net of accumulated amortization of $0			(450)
			$29,550
(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of September 30, 2018 was 2.2606%.

$60 Million Credit Facility. On December 29, 2016, the Company, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank National Association (“KeyBank”). On April 27, 2018, the Company, through the OP, amended the $30 Million Credit Facility to temporarily increase the loan commitment by $5.0 million (the “Temporary Increase”) and immediately drew $5.0 million. The $5.0 million drawn under the Temporary Increase was repaid in full on July 25, 2018. The Company accounted for the Temporary Increase as an extinguishment of a debt instrument. As such, the Company wrote-off the unamortized deferred financing costs of approximately $0.1 million as of April 27, 2018, which is recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income (loss).

On September 26, 2018, the Company, through the OP, repaid the $30.0 million outstanding under the $30 Million Credit Facility and amended the loan agreement, extending the maturity date to September 26, 2020 and increasing the loan commitment to $60.0 million (the “$60 Million Credit Facility”). The Company accounted for the refinancing as an extinguishment of a debt instrument. The Company, through the OP, immediately drew $50.0 million to fund a portion of the purchase price of Brandywine I & II and Crestmont Reserve. The $60 Million Credit Facility is a full-term, interest-only facility, has one 12-month extension option, bears interest at a rate of one-month LIBOR plus 2.00% and is guaranteed by the Company.

$30 Million Bridge Facility. On September 26, 2018, the Company, through the OP, entered into a $30.0 million bridge facility (the “$30 Million Bridge Facility”) with KeyBank and immediately drew $30.0 million to fund a portion of the purchase price of Brandywine I & II and Crestmont Reserve. The $30 Million Bridge Facility is a full-term, interest-only facility, bears interest at a rate of one-month LIBOR plus 2.00% and is guaranteed by the Company.

The loan agreement for the $60 Million Credit Facility and $30 Million Bridge Facility contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of September 30, 2018, the Company believes it is in compliance with all provisions of the loan agreement.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended September 30, 2018 and 2017, the Company wrote-off deferred financing costs of approximately $0.9 million and $0.6 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2018 and 2017, the Company wrote-off deferred financing costs of approximately $1.4 million and $1.0 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2018 and 2017, amortization of deferred financing costs of approximately $0.3 million and $0.6 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2018 and 2017, amortization of deferred financing costs of approximately $1.1 million and $1.5 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes off any unamortized deferred financing costs and fair market value adjustments related to the original debt. Loss on extinguishment of debt and modification costs also includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2018 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit and Bridge Facilities	Total
2018	$175	$56	$—	$231
2019	716	207	30,000	30,923
2020	744	205	50,000	50,949
2021	782	219	—	1,001
2022	817	12,758	—	13,575
Thereafter	829,266	—	—	829,266
Total	$832,500	$13,445	$80,000	$925,945

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the nine months ended September 30, 2018 and 2017, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $382.1 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.47%.

The changes in fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the three and nine months ended September 30, 2018, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the three and nine months ended September 30, 2017, the Company recorded less than $0.1 million and approximately $0.1 million, respectively, of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease to interest expense on the accompanying consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2018, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2018, one-month LIBOR was 2.2606%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense.

As of September 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	19	$382,054

As of September 30, 2017, the Company had 17 interest rate cap derivatives, with a notional amount of $293.2 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$27,974	$16,480	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	26	4	—	—
Total		$28,000	$16,484	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2018	2017		OCI into income	2018	2017		in income	2018	2017*
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$2,403	$(241)	(1)	Interest expense	$1,181	$(360)	(1)	Interest expense	$—	$(63)	(2) (3)
For the nine months ended September 30,
Interest rate products	14,156	(2,162)	(1)	Interest expense	2,424	(1,142)	(1)	Interest expense	—	(88)	(2) (4)
*	Includes amounts excluded from effectiveness testing.
(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.
(3)	Includes approximately $90,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.
(4)	Includes approximately $185,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2018	2017
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	$(31)	$—
For the nine months ended September 30,
Interest rate products	Interest expense	(33)	(5)

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

Financial Instruments Not Carried at Fair Value

At September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the nine months ended September 30, 2018 and 2017, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

The Company began operations on March 31, 2015 as a result of the Spin-Off. During the nine months ended September 30, 2018, the Company issued 130,511 shares of common stock pursuant to its long-term incentive plan and retired 382,941 shares of common stock it had repurchased pursuant to its share repurchase program (see “Share Repurchase Program” and “Long Term Incentive Plan” below). As of September 30, 2018, the Company had 20,797,135 shares of common stock, $0.01 par value per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, $0.01 par value per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program to up to $40.0 million and extended it by an additional two years to June 15, 2020. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2018, the Company repurchased 382,941 shares of its common stock, $0.01 par value per share, at a total cost of approximately $9,672,000, or $25.26 per share. As of September 30, 2018, the Company had repurchased 737,458 shares of its common stock, $0.01 par value per share, at a total cost of approximately $16,694,000, or $22.64 per share.

Treasury Stock

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the nine months ended September 30, 2018, the Company retired 382,941 shares of its common stock held in treasury. As of September 30, 2018 and December 31, 2017, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2018:

	2018
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	319,342		$21.52
Granted	275,795		23.57
Vested	(130,511)		21.28
Forfeited	—		—
Outstanding September 30,	464,626	(1)	$22.80
(1)

49,772 restricted stock units vest in August 2019. 69,529 restricted stock units vest in March 2019 and 69,530 restricted stock units vest in March 2020. 78,563 restricted stock units vest in February 2019 and 65,744 restricted stock units vest in each of February 2020, 2021 and 2022.

As of September 30, 2018, the Company had issued 240,768 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $1.1 million and $0.8 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $3.1 million and $2.4 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of September 30, 2018, the Company had recognized a liability of approximately $0.5 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for earnings (loss) per share:
Net income (loss)	$(5,260)	$54,076	$3,168	$60,702
Net income attributable to noncontrolling interests	—	—	—	2,836
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(15)	162	10	162
Net income (loss) attributable to common stockholders	$(5,245)	$53,914	$3,158	$57,704

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	20,775	21,085	20,847	21,057
Denominator for basic earnings (loss) per share:	20,775	21,085	20,847	21,057
Weighted average unvested restricted stock units	487	368	481	350
Denominator for diluted earnings (loss) per share:	21,262	21,453	21,328	21,407

Earnings (loss) per weighted average common share:
Basic	$(0.25)	$2.56	$0.15	$2.74
Diluted	$(0.25)	$2.51	$0.15	$2.70

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

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2018 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2017	$2,135
Net income attributable to redeemable noncontrolling interests in the OP	10
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	35
Contributions from redeemable noncontrolling interests in the OP	178
Distributions to redeemable noncontrolling interests in the OP	(161)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	234
Redeemable noncontrolling interests in the OP, September 30, 2018	$2,431

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Fees incurred
Property management fees	(1)	$1,085	$1,110	$3,205	$3,280
Construction supervision fees	(2)	265	213	835	651
Acquisition fees	(3)	348	—	348	505

Reimbursements
Payroll and benefits	(4)	3,355	4,131	10,490	11,855
Other reimbursements	(5)	581	432	1,605	1,457
(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees incurred are capitalized to real estate assets on the consolidated balance sheets.

(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and nine months ended September 30, 2018 and 2017, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2018 and 2017, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. The amount paid for the three months ended September 30, 2018 and 2017 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets. For the nine months ended September 30, 2018 and 2017, the Company incurred advisory and administrative fees of $5.6 million and $5.5 million, respectively. The amount paid for the nine months ended September 30, 2018 and 2017 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $1.5 million and $1.5 million, respectively, of advisory and administrative fees incurred on New Assets. For the three and nine months ended September 30, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017, the property acquired in June 2017, the property acquired in October 2017, the property acquired in August 2018 and the two properties acquired in September 2018, which totaled approximately $1.0 million and $2.8 million, respectively, and are considered to be permanently waived for the periods. For the three and nine months ended September 30, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired in December 2016, the property acquired in February 2017 and the property acquired in June 2017, which totaled approximately $0.7 million and $1.5 million, respectively, and are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the nine months ended September 30, 2018 and 2017, the Company paid approximately $0.3 million and $1.2 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2018, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

13. Subsequent Events

Dividends Declared

On October 29, 2018, the Company’s board of directors increased the Company’s quarterly dividend 10.0%, or by $0.025 per share, declaring a quarterly dividend of $0.275 per share, payable on December 31, 2018 to stockholders of record on December 17, 2018.

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

Overview

As of September 30, 2018, our portfolio consisted of 35 multifamily properties (the “Portfolio”) primarily located in the Southeastern and Southwestern United States encompassing 12,555 units of apartment space that was approximately 93.8% leased with a weighted average monthly effective rent per occupied apartment unit of $979. Substantially all of our business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), our operating partnership. We own the Portfolio through the OP and our wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. Our wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2018, there were 21,116,902 common units in the OP (“OP Units”) outstanding, of which 21,043,669, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2018 and 2017.

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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Gain on sales of real estate. Gain on sales of real estate includes the gain recognized upon sales of properties. Gain on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the properties.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

The three months ended September 30, 2018 as compared to the three months ended September 30, 2017

The following table sets forth a summary of our operating results for the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,
	2018	2017	$ Change
Total revenues	$36,495	$37,097	$(602)
Total expenses	(31,689)	(32,340)	651
Operating income	4,806	4,757	49
Interest expense	(7,119)	(8,257)	1,138
Loss on extinguishment of debt and modification costs	(2,947)	(914)	(2,033)
Gain on sales of real estate	—	58,490	(58,490)
Net income (loss)	(5,260)	54,076	(59,336)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(15)	162	(177)
Net income (loss) attributable to common stockholders	$(5,245)	$53,914	$(59,159)
The change in our net loss for the three months ended September 30, 2018 as compared to our net income for the three months ended September 30, 2017 primarily relates to decreases in total revenues and gain on sales of real estate and an increase in loss on extinguishment of debt and modification costs, and was partially offset by decreases in total property operating expenses and interest expense. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions (we acquired one property in the first quarter of 2017, one property in the second quarter of 2017, one property in the fourth quarter of 2017 and three properties in the third quarter of 2018; we sold four properties in the second quarter of 2017, five properties in the third quarter of 2017 and one property in the first quarter of 2018).

Revenues

Rental income. Rental income was $31.7 million for the three months ended September 30, 2018 compared to $32.1 million for the three months ended September 30, 2017, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above, and a 0.2% decrease in the occupancy rate of the Portfolio to 93.8% as of September 30, 2018 from 94.0% as of September 30, 2017. The decrease between the periods was partially offset by a 5.1% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $979 as of September 30, 2018 from $932 as of September 30, 2017, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $4.8 million for the three months ended September 30, 2018 compared to $4.9 million for the three months ended September 30, 2017, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above.

Expenses

Property operating expenses. Property operating expenses were $9.2 million for the three months ended September 30, 2018 compared to $10.1 million for the three months ended September 30, 2017, which was a decrease of approximately $0.9 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.5 million, or 17.5%, decrease in utility costs and a $0.5 million, or 11.8%, decrease in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.0 million for the three months ended September 30, 2018 compared to $4.9 million for the three months ended September 30, 2017, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The increase between the periods was also due to a $0.2 million, or 4.4%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees remained flat at $1.1 million for the three months ended September 30, 2018 compared to $1.1 million for the three months ended September 30, 2017.

Advisory and administrative fees. Advisory and administrative fees remained flat at $1.9 million for the three months ended September 30, 2018 compared to $1.9 million for the three months ended September 30, 2017. The amount incurred during the three months ended September 30, 2018 and 2017 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended September 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017, the property we acquired in June 2017, the property we acquired in October 2017, the property we acquired in August 2018 and the two properties we acquired in September 2018, which totaled approximately $1.0 million and are considered to be permanently waived for the period. For the three months ended September 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which totaled approximately $0.7 million and are considered to be permanently waived for the period. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.9 million for the three months ended September 30, 2018 compared to $1.6 million for the three months ended September 30, 2017, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to approximately $1.1 million of equity-based compensation expense recognized during the three months ended September 30, 2018 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $0.8 million of equity-based compensation expense recognized during the three months ended September 30, 2017 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended September 30, 2018 compared to $1.6 million for the three months ended September 30, 2017, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to receiving approximately $0.2 million of franchise tax refunds during the period in 2018.

Depreciation and amortization. Depreciation and amortization costs remained flat at $11.2 million for the three months ended September 30, 2018 compared to $11.2 million for the three months ended September 30, 2017. We recognized depreciation expense of $11.1 million for the three months ended September 30, 2018 compared to $10.0 million for the three months ended September 30, 2017, which was an increase of approximately $1.1 million. We recognized amortization of intangible lease assets of $0.1 million related to one property for the three months ended September 30, 2018 compared to $1.2 million related to two properties for the three months ended September 30, 2017, which was a decrease of approximately $1.1 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $7.1 million for the three months ended September 30, 2018 compared to $8.3 million for the three months ended September 30, 2017, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due to an increase in gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $1.5 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The decrease between the periods was partially offset by an increase in interest on debt of approximately $0.7 million. The following table details the various costs included in interest expense for the three months ended September 30, 2018 and 2017 (in thousands):

		For the Three Months Ended September 30,
		2018	2017	$ Change
Interest on debt		$7,928	$7,262	$666
Amortization of deferred financing costs		341	572	(231)
Interest rate swaps - effective portion		(1,245)	263	(1,508)
Interest rate swaps - ineffective portion	(1)	—	(32)	32
Interest rate caps expense		95	192	(97)
Total		$7,119	$8,257	$(1,138)
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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $2.9 million for the three months ended September 30, 2018 compared to $0.9 million for the three months ended September 30, 2017, which was an increase of approximately $2.0 million. The increase between the periods was primarily due to increases in prepayment penalties and defeasance costs of approximately $1.0 million and debt modification and other extinguishment costs of approximately $0.7 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,
	2018	2017	$ Change
Prepayment penalties and defeasance costs	$1,534	$502	$1,032
Write-off of deferred financing costs	928	622	306
Debt modification and other extinguishment costs	485	(210)	695
Total	$2,947	$914	$2,033

Gain on sales of real estate. We did not recognize gain on sales of real estate for the three months ended September 30, 2018 as we did not sell any properties during the period. Gain on sales of real estate was $58.5 million for the three months ended September 30, 2017. During the three months ended September 30, 2017, we sold five properties.

The nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

The following table sets forth a summary of our operating results for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017	$ Change
Total revenues	$107,207	$109,322	$(2,115)
Total expenses	(93,466)	(98,810)	5,344
Operating income	13,741	10,512	3,229
Interest expense	(20,739)	(22,479)	1,740
Loss on extinguishment of debt and modification costs	(3,576)	(5,717)	2,141
Gain on sales of real estate	13,742	78,386	(64,644)
Net income	3,168	60,702	(57,534)
Net income attributable to noncontrolling interests	—	2,836	(2,836)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	10	162	(152)
Net income attributable to common stockholders	$3,158	$57,704	$(54,546)

The change in our net income for the nine months ended September 30, 2018 as compared to our net income for the nine months ended September 30, 2017 primarily relates to decreases in total revenues and gain on sales of real estate, and was partially offset by decreases in total property operating expenses, depreciation and amortization, interest expense and loss on extinguishment of debt and modification costs. The change in our net income between the periods was also due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions (we acquired one property in the first quarter of 2017, one property in the second quarter of 2017, one property in the fourth quarter of 2017 and three properties in the third quarter of 2018; we sold four properties in the second quarter of 2017, five properties in the third quarter of 2017 and one property in the first quarter of 2018).

Revenues

Rental income. Rental income was $93.4 million for the nine months ended September 30, 2018 compared to $94.6 million for the nine months ended September 30, 2017, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above, and a 0.2% decrease in the occupancy rate of the Portfolio to 93.8% as of September 30, 2018 from 94.0% as of September 30, 2017. The decrease between the periods was partially offset by a 5.1% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $979 as of September 30, 2018 from $932 as of September 30, 2017, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $13.8 million for the nine months ended September 30, 2018 compared to $14.8 million for the nine months ended September 30, 2017, which was a decrease of approximately $1.0 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.7 million, or 8.7%, decrease in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $26.3 million for the nine months ended September 30, 2018 compared to $29.6 million for the nine months ended September 30, 2017, which was a decrease of approximately $3.3 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $1.2 million, or 14.9%, decrease in utility costs and a $1.1 million, or 9.1%, decrease in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $14.5 million for the nine months ended September 30, 2018 compared to $14.9 million for the nine months ended September 30, 2017, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.4 million, or 3.0%, decrease in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $3.2 million for the nine months ended September 30, 2018 compared to $3.3 million for the nine months ended September 30, 2017, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to decreases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $5.6 million for the nine months ended September 30, 2018 compared to $5.5 million for the nine months ended September 30, 2017, which was an increase of approximately $0.1 million. The amount incurred during the nine months ended September 30, 2018 and 2017 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.5 million and $1.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the nine months ended September 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017, the property we acquired in June 2017, the property we acquired in October 2017, the property we acquired in August 2018 and the two properties we acquired in September 2018, which totaled approximately $2.8 million and are considered to be permanently waived for the period. For the nine months ended September 30, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired in December 2016, the property we acquired in February 2017 and the property we acquired in June 2017, which totaled approximately $1.5 million and are considered to be permanently waived for the period. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $5.7 million for the nine months ended September 30, 2018 compared to $4.8 million for the nine months ended September 30, 2017, which was an increase of approximately $0.9 million. The increase between the periods primarily relates to $3.1 million of equity-based compensation expense recognized during the nine months ended September 30, 2018 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our 2016 LTIP, compared to $2.4 million of equity-based compensation expense recognized during the nine months ended September 30, 2017 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $4.5 million for the nine months ended September 30, 2018 compared to $4.8 million for the nine months ended September 30, 2017, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to receiving approximately $0.2 million of franchise tax refunds during the period in 2018.

Depreciation and amortization. Depreciation and amortization costs were $33.6 million for the nine months ended September 30, 2018 compared to $35.9 million for the nine months ended September 30, 2017, which was a decrease of approximately $2.3 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $0.9 million related to two properties for the nine months ended September 30, 2018 compared to $6.4 million related to six properties for the nine months ended September 30, 2017, which was a decrease of approximately $5.5 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property. The decrease between the periods was partially offset by an increase in depreciation expense of approximately $3.2 million, primarily related to the acquisition of four properties subsequent to September 30, 2017.

Other Income and Expense

Interest expense. Interest expense was $20.7 million for the nine months ended September 30, 2018 compared to $22.5 million for the nine months ended September 30, 2017, which was a decrease of approximately $1.8 million. The decrease between the periods was primarily due to an increase in gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $3.6 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The decrease between the periods was partially offset by an increase in interest on debt of approximately $2.4 million. The following table details the various costs included in interest expense for the nine months ended September 30, 2018 and 2017 (in thousands):

		For the Nine Months Ended September 30,
		2018	2017	$ Change
Interest on debt		$22,048	$19,696	$2,352
Amortization of deferred financing costs		1,082	1,548	(466)
Interest rate swaps - effective portion		(2,631)	939	(3,570)
Interest rate swaps - ineffective portion	(1)	—	(97)	97
Interest rate caps expense		240	393	(153)
Total		$20,739	$22,479	$(1,740)
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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $3.6 million for the nine months ended September 30, 2018 compared to $5.7 million for the nine months ended September 30, 2017, which was a decrease of approximately $2.1 million. The decrease between the periods was primarily due to decreases in prepayment penalties and defeasance costs of approximately $1.0 million and debt modification and other extinguishment costs of approximately $1.5 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017	$ Change
Prepayment penalties and defeasance costs	$1,706	$2,701	$(995)
Write-off of deferred financing costs	1,412	1,003	409
Write-off of fair market value adjustment of assumed debt	(27)	—	(27)
Debt modification and other extinguishment costs	485	2,013	(1,528)
Total	$3,576	$5,717	$(2,141)

Gain on sales of real estate. Gain on sales of real estate was $13.7 million for the nine months ended September 30, 2018 compared to $78.4 million for the nine months ended September 30, 2017, which was a decrease of approximately $64.7 million. During the nine months ended September 30, 2018, we sold one property; during the nine months ended September 30, 2017, we sold nine properties.

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

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2018 and 2017

There are 31 properties encompassing 11,091 units of apartment space in our same store pool for the three months ended September 30, 2018 and 2017 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the following four properties in our Portfolio as of September 30, 2018: Atera Apartments, Cedar Pointe, Crestmont Reserve and Brandywine I & II.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2018 and 2017 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues
Same Store
Rental income	$30,130	$28,725	$1,405	4.9%
Other income	4,582	4,413	169	3.8%
Same Store revenues	34,712	33,138	1,574	4.7%
Non-Same Store
Rental income	1,594	3,423	(1,829)	-53.4%
Other income	189	536	(347)	-64.7%
Non-Same Store revenues	1,783	3,959	(2,176)	-55.0%
Total revenues	36,495	37,097	(602)	-1.6%

Operating expenses
Same Store
Property operating expenses (1)	8,913	9,083	(170)	-1.9%
Real estate taxes and insurance	4,670	4,493	177	3.9%
Property management fees (2)	1,029	987	42	4.3%
Property general and administrative expenses (3)	1,087	1,022	65	6.4%
Same Store operating expenses	15,699	15,585	114	0.7%
Non-Same Store
Property operating expenses	354	1,372	(1,018)	-74.2%
Real estate taxes and insurance	378	360	18	5.0%
Property management fees (2)	56	123	(67)	-54.5%
Property general and administrative expenses (4)	49	145	(96)	-66.2%
Non-Same Store operating expenses	837	2,000	(1,163)	-58.2%
Total operating expenses	16,536	17,585	(1,049)	-6.0%

NOI
Same Store	19,013	17,553	1,460	8.3%
Non-Same Store	946	1,959	(1,013)	-51.7%
Total NOI	$19,959	$19,512	$447	2.3%
(1)	For the three months ended September 30, 2018 and 2017, excludes approximately $36,000 and $380,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended September 30, 2018 and 2017, excludes approximately $96,000 and $388,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)

For the three months ended September 30, 2018 and 2017, excludes approximately $48,000 and $39,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2018 and 2017.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2018 and 2017

As of September 30, 2018, our Q3 Same Store properties were approximately 93.8% leased with a weighted average monthly effective rent per occupied apartment unit of $972. As of September 30, 2017, our Q3 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $934. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

Revenues

Rental income. Rental income was $30.1 million for the three months ended September 30, 2018 compared to $28.7 million for the three months ended September 30, 2017, which was an increase of approximately $1.4 million, or 4.9%. The majority of the increase is related to a 4.1% increase in the weighted average monthly effective rent per occupied apartment unit to $972 as of September 30, 2018 from $934 as of September 30, 2017, partially offset by a 0.2% decrease in occupancy.

Other income. Other income was $4.6 million for the three months ended September 30, 2018 compared to $4.4 million for the three months ended September 30, 2017, which was an increase of approximately $0.2 million, or 3.8%. The majority of the increase is related to a $0.2 million, or 18.4%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $8.9 million for the three months ended September 30, 2018 compared to $9.1 million for the three months ended September 30, 2017, which was a decrease of approximately $0.2 million, or 1.9%. The majority of the decrease is related to a $0.2 million, or 8.9%, decrease in utility costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.7 million for the three months ended September 30, 2018 compared to $4.5 million for the three months ended September 30, 2017, which was an increase of approximately $0.2 million, or 3.9%. The majority of the increase is related to a $0.1 million, or 3.4%, increase in property taxes.

Property management fees. Property management fees remained flat at $1.0 million for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2017.

Property general and administrative expenses. Property general and administrative expenses were $1.1 million for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2017, which was an increase of approximately $0.1 million, or 6.4%.

Net Operating Income for Our YTD Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2018 and 2017

There are 29 properties encompassing 10,123 units of apartment space in our same store pool for the nine months ended September 30, 2018 and 2017 (our “YTD Same Store” properties). Our YTD Same Store properties exclude the following six properties in our Portfolio as of September 30, 2018: Hollister Place, Rockledge Apartments, Atera Apartments, Cedar Pointe, Crestmont Reserve and Brandywine I & II.

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2018 and 2017 for our YTD Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues
Same Store
Rental income	$80,085	$76,566	$3,519	4.6%
Other income	12,258	12,003	255	2.1%
Same Store revenues	92,343	88,569	3,774	4.3%
Non-Same Store
Rental income	13,281	17,998	(4,717)	-26.2%
Other income	1,583	2,755	(1,172)	-42.5%
Non-Same Store revenues	14,864	20,753	(5,889)	-28.4%
Total revenues	107,207	109,322	(2,115)	-1.9%

Operating expenses
Same Store
Property operating expenses (1)	23,732	23,826	(94)	-0.4%
Real estate taxes and insurance	11,955	12,406	(451)	-3.6%
Property management fees (2)	2,773	2,659	114	4.3%
Property general and administrative expenses (3)	3,112	3,097	15	0.5%
Same Store operating expenses	41,572	41,988	(416)	-1.0%
Non-Same Store
Property operating expenses (4)	3,309	6,136	(2,827)	-46.1%
Real estate taxes and insurance	2,537	2,505	32	1.3%
Property management fees (2)	432	621	(189)	-30.4%
Property general and administrative expenses (5)	433	755	(322)	-42.6%
Non-Same Store operating expenses	6,711	10,017	(3,306)	-33.0%
Total operating expenses	48,283	52,005	(3,722)	-7.2%

NOI
Same Store	50,771	46,581	4,190	9.0%
Non-Same Store	8,153	10,736	(2,583)	-24.1%
Total NOI	$58,924	$57,317	$1,607	2.8%
(1)	For the nine months ended September 30, 2018 and 2017, excludes approximately $709,000 and $370,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the nine months ended September 30, 2018 and 2017, excludes approximately $779,000 and $742,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the nine months ended September 30, 2018 and 2017, excludes approximately $7,000 and $19,000, respectively, of casualty-related expenses.
(5)

For the nine months ended September 30, 2018 and 2017, excludes approximately $151,000 and $162,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2018 and 2017.”

YTD Same Store Results of Operations for the Nine Months Ended September 30, 2018 and 2017

As of September 30, 2018, our YTD Same Store properties were approximately 93.8% leased with a weighted average monthly effective rent per occupied apartment unit of $958. As of September 30, 2017, our YTD Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $918. For our YTD Same Store properties, we recorded the following operating results for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

Revenues

Rental income. Rental income was $80.1 million for the nine months ended September 30, 2018 compared to $76.6 million for the nine months ended September 30, 2017, which was an increase of approximately $3.5 million, or 4.6%. The majority of the increase is related to a 4.3% increase in the weighted average monthly effective rent per occupied apartment unit to $958 as of September 30, 2018 from $918 as of September 30, 2017, partially offset by a 0.4% decrease in occupancy.

Other income. Other income was $12.3 million for the nine months ended September 30, 2018 compared to $12.0 million for the nine months ended September 30, 2017, which was an increase of approximately $0.3 million, or 2.1%. The majority of the increase is related to a $0.2 million, or 6.9%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $23.7 million for the nine months ended September 30, 2018 compared to $23.8 million for the nine months ended September 30, 2017, which was a decrease of approximately $0.1 million, or 0.4%. The majority of the decrease is related to a $0.4 million, or 6.7%, decrease in utility costs, partially offset by a $0.2 million, or 2.3%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $12.0 million for the nine months ended September 30, 2018 compared to $12.4 million for the nine months ended September 30, 2017, which was a decrease of approximately $0.4 million, or 3.6%. The majority of the decrease is related to a $0.6 million, or 5.3%, decrease in property taxes, partially offset by a $0.1 million, or 6.7%, increase in insurance costs.

Property management fees. Property management fees were $2.8 million for the nine months ended September 30, 2018 compared to $2.7 million for the nine months ended September 30, 2017, which was an increase of $0.1 million, or 4.3%. The majority of the increase is related to a $3.5 million, or 4.6%, increase in rental income, and a $0.3 million, or 2.1%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses remained flat at $3.1 million for the nine months ended September 30, 2018 compared to $3.1 million for the nine months ended September 30, 2017.

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2018 and 2017

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Q3 and YTD Same Store NOI for the three and nine months ended September 30, 2018 and 2017 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Net income (loss)		$(5,260)	$54,076	$3,168	$60,702
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,885	1,870	5,586	5,544
Corporate general and administrative expenses		1,932	1,623	5,731	4,842
Casualty-related recoveries	(1)	(36)	(380)	(702)	(351)
Property general and administrative expenses	(2)	144	427	930	904
Depreciation and amortization		11,228	11,215	33,638	35,866
Interest expense		7,119	8,257	20,739	22,479
Loss on extinguishment of debt and modification costs		2,947	914	3,576	5,717
Gain on sales of real estate		—	(58,490)	(13,742)	(78,386)
NOI		$19,959	$19,512	$58,924	$57,317
Less Non-Same Store
Revenues	(3)	(1,783)	(3,959)	(14,864)	(20,753)
Operating expenses	(3)	837	2,000	6,711	10,017
Same Store NOI	(3)	$19,013	$17,553	$50,771	$46,581
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related recoveries.
(2)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(3)

Amounts for the three months ended September 30, 2018 and 2017 are derived from the results of operations of our Q3 Same Store and Non-Same Store properties; amounts for the nine months ended September 30, 2018 and 2017 are derived from the results of operations of our YTD Same Store and Non-Same Store properties.

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to (1) noncontrolling interests in consolidated joint ventures and (2) redeemable noncontrolling interests in the OP and we show the combined amounts attributable to such noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders.

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as acquisition expenses, losses on extinguishment of debt and modification costs (includes prepayment penalties and defeasance costs incurred on the early repayment of debt, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment), casualty-related expenses and recoveries, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, the ineffective portion of fair value adjustments on interest rate derivatives designated as cash flow hedges (see Notes 2 and 7 to our consolidated financial statements), and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Net income (loss)		$(5,260)	$54,076	$3,168	$60,702
Depreciation and amortization		11,228	11,215	33,638	35,866
Gain on sales of real estate		—	(58,490)	(13,742)	(78,386)
Adjustment for noncontrolling interests		(19)	(21)	(70)	(1,670)
FFO attributable to common stockholders		5,949	6,780	22,994	16,512

FFO per share - basic		$0.29	$0.32	$1.10	$0.78
FFO per share - diluted		$0.28	$0.32	$1.08	$0.77

Loss on extinguishment of debt and modification costs		2,947	914	3,576	5,717
Casualty-related recoveries		(36)	(380)	(702)	(351)
Change in fair value on derivative instruments - ineffective portion	(1)	—	(32)	—	(97)
Amortization of deferred financing costs - acquisition term notes		—	197	21	323
Adjustment for noncontrolling interests		(9)	(3)	(9)	(430)
Core FFO attributable to common stockholders		8,851	7,476	25,880	21,674

Core FFO per share - basic		$0.43	$0.35	$1.24	$1.03
Core FFO per share - diluted		$0.42	$0.35	$1.21	$1.01

Amortization of deferred financing costs - long term debt		341	375	1,061	1,225
Equity-based compensation expense		1,094	822	3,103	2,414
Adjustment for noncontrolling interests		(4)	(3)	(12)	(72)
AFFO attributable to common stockholders		10,282	8,670	30,032	25,241

AFFO per share - basic		$0.49	$0.41	$1.44	$1.20
AFFO per share - diluted		$0.48	$0.40	$1.41	$1.18

Weighted average common shares outstanding - basic		20,775	21,085	20,847	21,057
Weighted average common shares outstanding - diluted		21,262	21,453	21,328	21,407

Dividends declared per common share		$0.25	$0.22	$0.75	$0.66

FFO Coverage - diluted		1.12x	1.44x	1.44x	1.17x
Core FFO Coverage - diluted		1.67x	1.58x	1.62x	1.53x
AFFO Coverage - diluted		1.93x	1.84x	1.88x	1.79x
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

The three months ended September 30, 2018 as compared to the three months ended September 30, 2017

FFO was $5.9 million for the three months ended September 30, 2018 compared to $6.8 million for the three months ended September 30, 2017, which was a decrease of approximately $0.9 million. The change in our FFO between the periods primarily relates to an increase in loss on extinguishment and modification costs of $2.0 million and a decrease in total revenues of $0.6 million, partially offset by decreases in total property operating expenses of $1.0 million and interest expense of $1.1 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $8.9 million for the three months ended September 30, 2018 compared to $7.5 million for the three months ended September 30, 2017, which was an increase of approximately $1.4 million. The change in our Core FFO between the periods primarily relates to an increase in loss on extinguishment of debt and modification costs of $2.0 million, partially offset by a decrease in FFO and adjustments for amounts attributable to noncontrolling interests.

AFFO was $10.3 million for the three months ended September 30, 2018 compared to $8.7 million for the three months ended September 30, 2017, which was an increase of approximately $1.6 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.3 million.

The nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

FFO was $23.0 million for the nine months ended September 30, 2018 compared to $16.5 million for the nine months ended September 30, 2017, which was an increase of approximately $6.5 million. The change in our FFO between the periods primarily relates to decreases in total property operating expenses of $4.0 million, interest expense of $1.7 million and loss on extinguishment of debt and modification costs of $2.1 million, partially offset by a decrease in total revenues of $2.1 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $25.9 million for the nine months ended September 30, 2018 compared to $21.7 million for the nine months ended September 30, 2017, which was an increase of approximately $4.2 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by a $2.1 million decrease in loss on extinguishment of debt and modification costs and adjustments for amounts attributable to noncontrolling interests.

AFFO was $30.0 million for the nine months ended September 30, 2018 compared to $25.2 million for the nine months ended September 30, 2017, which was an increase of approximately $4.8 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.7 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our multifamily properties, including:

•	the repayment of the $30 Million Bridge Facility if we are unable to extend or refinance the bridge facility;
•	capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);
•	recurring maintenance necessary to maintain our multifamily properties;
•	distributions necessary to qualify for taxation as a REIT;
•	advisory and administrative fees payable to our Adviser;
•	general and administrative expenses;
•	reimbursements to our Adviser; and
•	property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. We intend to pay the outstanding principal balance of the $30 Million Bridge Facility with proceeds from the sale of our property classified as held for sale as of September 30, 2018 or cash on hand. As of September 30, 2018, we had approximately $2.5 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2018.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$30,452	$27,499
Net cash provided by (used in) investing activities	(123,984)	67,618
Net cash provided by (used in) financing activities	95,861	(28,266)
Net increase in cash and restricted cash	2,329	66,851
Cash and restricted cash, beginning of period	43,248	55,261
Cash and restricted cash, end of period	$45,577	$122,112

Cash flows from operating activities. During the nine months ended September 30, 2018, net cash provided by operating activities was $30.5 million compared to net cash provided by operating activities of $27.5 million for the nine months ended September 30, 2017. The change in cash flows from operating activities was mainly due to decreases in total property operating expenses, prepayment penalties and defeasance costs and debt modification and other extinguishment costs paid, partially offset by a decrease in total revenues and changes in operating assets and liabilities.

Cash flows from investing activities. During the nine months ended September 30, 2018, net cash used in investing activities was $124.0 million compared to net cash provided by investing activities of $67.6 million for the nine months ended September 30, 2017. The change in cash flows from investing activities was mainly due to a decrease in net proceeds from sales of real estate. We sold one property for net proceeds of approximately $29.6 million during the period in 2018; we sold nine properties for net proceeds of approximately $224.4 million during the period in 2017.

Cash flows from financing activities. During the nine months ended September 30, 2018, net cash provided by financing activities was $95.9 million compared to net cash used in financing activities of $28.3 million for the nine months ended September 30, 2017. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $77.5 million between the periods and the $51.7 million purchase amount of the BH Buyout during the period in 2017 (see Note 10 to our consolidated financial statements), partially offset by an increase in common stock repurchases of approximately $8.3 million.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2018, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $845.9 million at a weighted average interest rate of 3.83% and an adjusted weighted average interest rate of 3.13%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3388% for one-month LIBOR on our combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2018, interest rate swap agreements effectively covered $650.0 million, or 80%, of our $808.1 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2018, interest rate cap agreements covered $382.1 million of our $808.1 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $382.1 million of our floating rate mortgage debt at a weighted average rate of 5.47%.

Refinancings. During the nine months ended September 30, 2018, we refinanced mortgages on seven properties, as detailed in the table below (dollars in thousands). See Note 6 to our consolidated financial statements for additional information.

Property Name	Date of Refinance	Accounting Treatment	Write-off of Deferred Financing Costs (1)		Capitalized Deferred Financing Costs	Prepayment Penalties and Defeasance Costs (1)	Debt Modification and Other Extinguishment Costs (1)	Reduction in Spread (in basis points) (2)
Belmont at Duck Creek	6/1/2018	Extinguishment	$—	(3)	$293	$—	$—	103	(4)
Sabal Palm at Lake Buena Vista	8/20/2018	Extinguishment	228		442	371	—	51
Abbington Heights	8/21/2018	Extinguishment	—		105	446	202	28	(4)
Beechwood Terrace	8/31/2018	Extinguishment	405		100	202	196	24
Timber Creek	9/28/2018	Extinguishment	151		296	191	—	56
Radbourne Lake	9/28/2018	Extinguishment	144		266	189	—	52
Hollister Place	9/28/2018	Modification	—		141	135	87	90
			$928		$1,643	$1,534	$485	54	(5)
(1)	Included in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income (loss).
(2)

For previous floating rate mortgages, represents the reduction in the borrowing spread from the previous mortgage to the current mortgage. For previous fixed-rate mortgages, represents the reduction in the borrowing rate from the previous mortgage to the current mortgage (using one-month LIBOR as of September 30, 2018).

(3)

There were no existing deferred financing costs related to the prior fixed rate mortgage. We wrote-off the unamortized fair market value adjustment as of June 1, 2018, a premium of less than $0.1 million, related to the prior fixed rate mortgage, which is recorded in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income (loss).

(4)	Previous mortgage was a fixed-rate loan.
(5)	Represents the weighted average reduction in the borrowing spreads.

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

$60 Million Credit Facility

On December 29, 2016, we, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank National Association (“KeyBank”). On April 27, 2018, we, through the OP, amended the $30 Million Credit Facility to temporarily increase the loan commitment by $5.0 million (the “Temporary Increase”) and immediately drew $5.0 million. The $5.0 million drawn under the Temporary Increase was repaid in full on July 25, 2018.

On September 26, 2018, we, through the OP, repaid the $30.0 million outstanding under the $30 Million Credit Facility and amended the loan agreement, extending the maturity date to September 26, 2020 and increasing the loan commitment to $60.0 million (the “$60 Million Credit Facility”). We, through the OP, immediately drew $50.0 million to fund a portion of the purchase price of Brandywine I & II and Crestmont Reserve. The $60 Million Credit Facility is a full-term, interest-only facility, has one 12-month extension option, bears interest at a rate of one-month LIBOR plus 2.00% and is guaranteed by us. As of September 30, 2018, we had $50.0 million outstanding under the $60 Million Credit Facility. See Notes 5 and 6 to our consolidated financial statements for additional information.

$30 Million Bridge Facility

On September 26, 2018, we, through the OP, entered into a $30.0 million bridge facility (the “$30 Million Bridge Facility”) with KeyBank and immediately drew $30.0 million to fund a portion of the purchase price of Brandywine I & II and Crestmont Reserve. The $30 Million Bridge Facility is a full-term, interest-only facility, bears interest at a rate of one-month LIBOR plus 2.00%, has a maturity date of March 26, 2019 and is guaranteed by us. As of September 30, 2018, we had $30.0 million outstanding under the $30 Million Bridge Facility. See Notes 5 and 6 to our consolidated financial statements for additional information.

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

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with KeyBank, or the Counterparty, with a combined notional amount of $650.0 million. As of September 30, 2018, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2018, one-month LIBOR was 2.2606%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2018 for the next five calendar years subsequent to September 30, 2018. We used one-month LIBOR as of September 30, 2018 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2018	2019	2020	2021	2022	Thereafter
Operating Properties Mortgage Debt
Principal payments		$832,500	$175	$716	$744	$782	$817	$829,266
Interest expense	(1)	177,994	6,607	26,191	26,248	29,133	31,812	58,003
Total		$1,010,494	$6,782	$26,907	$26,992	$29,915	$32,629	$887,269

Held For Sale Property Mortgage Debt
Principal payments		$13,445	$56	$207	$205	$219	$12,758	$—
Interest expense		1,889	150	588	581	570	—	—
Total		$15,334	$206	$795	$786	$789	$12,758	$—

Credit and Bridge Facilities
Principal payments	(2)	$80,000	$—	$30,000	$50,000	$—	$—	$—
Interest expense		4,929	870	2,464	1,595	—	—	—
Total		$84,929	$870	$32,464	$51,595	$—	$—	$—

Total contractual obligations and commitments		$1,110,757	$7,858	$60,166	$79,373	$30,704	$45,387	$887,269
(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2018, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of September 30, 2018 to determine our expected settlements through the terms of the interest rate swaps.

(2)

The $30 Million Bridge Facility, which had $30.0 million outstanding as of September 30, 2018, is scheduled to mature on March 26, 2019. The $60 Million Credit Facility, which had $50.0 million outstanding as of September 30, 2018, is scheduled to mature on September 26, 2020. The $60 Million Credit Facility has one 12-month extension option, at our election.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of September 30, 2018, we had approximately $2.5 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 400 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2018	2017	2018	2017
Interior	(1)	$2,582	$1,883	$6,138	$6,647
Exterior and common area		2,322	1,166	7,314	5,067
Total rehab expenditures		$4,904	$3,049	$13,452	$11,714
(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended September 30, 2018 and 2017, we completed full and partial interior rehabs on 439 and 422 units, respectively. For the nine months ended September 30, 2018 and 2017, we completed full and partial interior rehabs on 1,116 and 1,253 units, respectively.

Freddie Mac Multifamily Green Advantage

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties, which is expected to be completed by the end of 2018. In connection with the three acquisitions and seven refinancings we completed in 2018, we escrowed approximately $1.2 million related to the Green Program. Since the inception of the Green Program through September 30, 2018, we had spent approximately $1.9 million on green improvements. We expect to spend approximately $0.7 million on green improvements in the fourth quarter of 2018. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. See Notes 5 and 6 to our consolidated financial statements for additional information.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2018 and 2017.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2018. Our subsidiaries and we are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2018 of $0.25 per share on July 30, 2018, which was paid on September 28, 2018 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2018 and 2017. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2018, we had total indebtedness of $925.9 million at a weighted average interest rate of 3.87%, of which $888.1 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 80%, of our $808.1 million of floating rate mortgage debt outstanding (see below). As of September 30, 2018, the adjusted weighted average interest rate of our total indebtedness was 3.20%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% for one-month LIBOR on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of September 30, 2018, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2018, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $382.1 million of our floating rate mortgage debt at a weighted average rate of 5.47% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of September 30, 2018, of the amounts illustrated in the table below for our indebtedness as of September 30, 2018 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$600
0.50%	1,200
0.75%	1,800
1.00%	2,400

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, our Board increased the Share Repurchase Program to up to $40.0 million and extended it by an additional two years to June 15, 2020. The following table provides information on our purchases of equity securities during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	737,458	$22.64	737,458	$23.3
July 1 – July 31	—	—	—	23.3
August 1 – August 31	—	—	—	23.3
September 1 – September 30	—	—	—	23.3
Balance as of September 30, 2018	737,458	$22.64	737,458	$23.3

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President	November 2, 2018
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer	November 2, 2018
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)