Form 10-K
period 2018-12-31
NexPoint Residential Trust, Inc.
filed 2019-02-19
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 29, 2018, was approximately $459,930,000.

As of February 15, 2019, the registrant had 23,575,826 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2018

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value-enhancement multifamily properties rather than more conservative investment strategies;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”);
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•

high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the Americans with Disabilities Act of 1990 (the “ADA”) and the Fair Housing Act (the “FHA”);

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
•

the relative lack of experience of NexPoint Real Estate Advisors, L.P. (our “Adviser”) and property manager in operating under the constraints imposed on us as a real estate investment trust (“REIT”) may hinder the achievement of our investment objectives;

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

•	the risk that the Internal Revenue Service (the “IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors (the “Board”) to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;

•	risks associated with limitations of liability for and our indemnification of our directors and officers; and
•	any other risks included under the heading “Risk Factors” in this annual report.

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

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2018, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10 to our consolidated financial statements).

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Strategic Opportunities Fund (fka NexPoint Credit Strategies Fund) (“NHF”) of all but one of the multifamily properties owned by NHF through its wholly owned subsidiary NexPoint Real Estate Opportunities, LLC (fka Freedom REIT, LLC) (“NREO”). We use the term “predecessor” to mean the carve-out business of NREO. On March 31, 2015, NHF distributed all of the outstanding shares of the Company’s common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.”

The Company is externally managed by the Adviser through an agreement dated March 16, 2015, as amended, and renewed on February 13, 2019 for a one-year term set to expire on March 16, 2020 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Board. The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of the Sponsor.

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

The entities through which we own the properties in the Portfolio have entered into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH operates and leases the underlying properties in the Portfolio and provides construction management services. BH has significant experience operating and leasing multifamily properties, having begun business in 1993 and currently operating and leasing approximately 90,000 multifamily units across the country. The Company pays BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees. BH is an affiliate of the noncontrolling limited partner of the OP. See Notes 10 and 11 to our consolidated financial statements for additional information.

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

The Company may allocate up to 30% of the portfolio to investments in real estate-related debt and securities with the potential for high current income or total returns. These allocations may include first and second mortgages and subordinated, bridge, mezzanine, construction and other loans, as well as debt securities related to or secured by multifamily real estate and common and preferred equity securities, which may include securities of other REITs or real estate companies.

As of December 31, 2018, the Company, through the OP and the wholly owned TRS, owned 35 properties representing 12,555 units in seven states, as further described under Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

2018 Highlights

Key highlights and transactions completed in 2018 include the following:

•

2018 Offering: On November 14, 2018, we issued 2,702,500 shares of common stock, par value $0.01 per share, at a public offering price of $33.00 per share (before underwriters’ discounts and offering costs) for gross proceeds of approximately $89.2 million (the “2018 Offering”). We contributed the net proceeds from the 2018 Offering to the OP in exchange for 2,702,500 OP Units, and the OP in turn used a majority of the net proceeds to repay the $50.0 million outstanding under a credit facility with KeyBank National Association (“KeyBank”) (the “$60 Million Credit Facility”) and the $30.0 million outstanding under a bridge facility with KeyBank (the “$30 Million Bridge Facility”). The following table contains summary information of the 2018 Offering:

Gross proceeds	$89,182,500
Common shares sold (1)	2,702,500
Public offering price per share	$33.00

Offering costs	876,800
Underwriters' discounts	3,523,500
Net proceeds	84,782,200
Average price per share	$31.37

(1)	Affiliates of our Adviser purchased 207,971 shares in the 2018 Offering. No underwriters’ discount applied to the purchase of such shares.
•	Acquisitions: We completed three acquisitions, which increased our presence in two markets. Details of the acquisitions are in the table below (dollars in thousands):

Property Name		Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Cedar Pointe		Antioch, Tennessee	August 24, 2018	$26,500	$17,300	210	100%
Crestmont Reserve		Dallas, Texas	September 26, 2018	24,680	12,061	242	100%
Brandywine I & II	(2)	Nashville, Tennessee	September 26, 2018	79,800	43,835	632	100%
				$130,980	$73,196	1,084
(1)	For additional information regarding our debt, see Note 6 to our consolidated financial statements.
(2)	Brandywine I & II are two separate properties that we combined and operate as a single property.
•	Disposition: We sold one property totaling 304 units. Details of the disposition are in the table below (in thousands):

Property Name		Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)	Gain on Sale of Real Estate
Timberglen	(3)	Dallas, Texas	January 31, 2018	$30,000	$17,226	$29,553	$13,742
(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Represents sales price, net of closing costs.
(3)	We completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen, at which time legal title to Atera Apartments transferred to us.
•

Renovations: For the properties in our Portfolio as of December 31, 2018, we completed full and partial renovations on 1,432 units at an average cost of $4,703 per renovated unit. Since inception, for the properties in our Portfolio as of December 31, 2018, we have completed full and partial renovations on 5,661 units at an average cost of $4,909 per renovated unit that has been leased as of December 31, 2018. We have achieved average rent growth of 10.6%, or a $93 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2018, resulting in a return on investment on capital expended for interior renovations of 22.7%.

•

Dividends: We declared dividends totaling $22.6 million, or $1.025 per share. During the fourth quarter of 2018, we increased our quarterly dividend for the third time since the Spin-Off to $0.275 per share, which was an increase of $0.025 per share, or a 10.0% increase, over our previous quarterly dividends declared in 2018. The increase in our quarterly dividend to $0.275 per share is an increase of $0.069 per share, or a 33.5% increase, over our historical quarterly dividends declared since the Spin-Off through the third quarter of 2016. Our fourth quarter dividend equates to a 3.1% annualized yield based on our closing share price of $35.05 on December 31, 2018.

•

Results of Operations and Non-GAAP Measures: We reported the following increases (decreases) in net income (loss), net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2018 as compared to the year ended December 31, 2017 (dollars in thousands):

		For the Year Ended December 31,
		2018	2017	$ Change		% Change
Net income (loss)		$(1,614)	$56,359	$(57,973)	(1)	-102.9%
NOI	(2)	80,175	76,578	3,597		4.7%
FFO attributable to common stockholders	(2)	32,018	25,051	6,967		27.8%
Core FFO attributable to common stockholders	(2)	35,081	30,147	4,934		16.4%
AFFO attributable to common stockholders	(2)	40,753	34,772	5,981		17.2%
(1)

The change in our net income (loss) between the periods primarily relates to a decrease in gain on sales of real estate of $64.6 million, and was partially offset by an increase in total revenues of $2.4 million and decreases in total property operating expenses of $1.4 million, depreciation and amortization expense of $1.3 million and loss on extinguishment of debt and modification costs of $2.1 million.

(2)

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income (loss) in accordance with U.S. generally accepted accounting principles (“GAAP”).

•

Same Store Growth: There are 29 properties encompassing 10,123 units of apartment space in our same store pool for the years ended December 31, 2018 and 2017 (our “2017-2018 Same Store” properties). For our 2017-2018 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2018 as compared to the year ended December 31, 2017:

Operating Metric		2018	2017	% Change
Occupancy	(1)	94.5%	93.9%	0.6%
Average Effective Monthly Rent Per Unit	(2)	$963	$925	4.1%
Rental income (in thousands)		$107,312	$102,643	4.5%
Other income (in thousands)		$16,273	$15,827	2.8%

(1)	Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.
(2)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•

Cash Position: At December 31, 2018, we had $43.1 million of cash on our balance sheet, of which $2.0 million was reserved for future renovations, $3.2 million for green improvements (see Note 6 to our consolidated financial statements) and $18.1 million for lender required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected excess cash flows from operations, to meet our near term obligations, service our debt, pay distributions and make opportunistic acquisitions.

•	Refinancings: We refinanced mortgages on seven properties, as detailed in the table below (dollars in thousands). See Note 6 to our consolidated financial statements for additional information.

Property Name	Date of Refinance	Accounting Treatment	Write-off of Deferred Financing Costs (1)		Capitalized Deferred Financing Costs	Prepayment Penalties and Defeasance Costs (1)	Debt Modification and Other Extinguishment Costs (1)	Reduction in Spread (in basis points) (2)
Belmont at Duck Creek	6/1/2018	Extinguishment	$—	(3)	$293	$—	$—	79	(4)
Sabal Palm at Lake Buena Vista	8/20/2018	Extinguishment	228		442	371	—	51
Abbington Heights	8/21/2018	Extinguishment	—		105	446	202	4	(4)
Beechwood Terrace	8/31/2018	Extinguishment	405		100	202	196	24
Timber Creek	9/28/2018	Extinguishment	151		296	191	—	56
Radbourne Lake	9/28/2018	Extinguishment	144		266	189	—	52
Hollister Place	9/28/2018	Modification	—		141	135	87	90
			$928		$1,643	$1,534	$485	50	(5)
(1)	Included in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income.
(2)

For previous floating rate mortgages, represents the reduction in the borrowing spread from the previous mortgage to the current mortgage. For previous fixed-rate mortgages, represents the reduction in the borrowing rate from the previous mortgage to the current mortgage (using one-month LIBOR as of December 31, 2018).

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

(4)	Previous mortgage was an assumed fixed-rate loan.
(5)	Represents the weighted average reduction in the borrowing spreads.

Our Real Estate Portfolio

As of December 31, 2018, we owned 35 properties representing 12,555 units in seven states that were approximately 94.6% occupied with a weighted average monthly effective rent per occupied apartment unit of $985. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

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

•

Prudently Using Leverage to Increase Stockholder Value. We will typically finance new property acquisitions at a target leverage level of approximately 50-60% loan-to-value (outstanding principal balance to enterprise value). Given that we intend for the majority of our acquisitions to have a value-add component in the first three years of ownership, we will generally seek leverage with the optionality to refinance (such as floating rate debt). In the management team’s experience, this leverage strategy allows for the opportunity to maximize returns for our stockholders while providing maximum flexibility. We are currently targeting to reduce our leverage to 40-45% loan-to-value (outstanding principal balance to enterprise value) over time by increasing the value of our properties, refinancing properties we intend to hold longer term and strategically paying down debt with excess cash flows from operations or future equity offerings.

Our Adviser’s investment approach combines its management team’s experience with a structure that emphasizes thorough market research, local market knowledge, underwriting discipline and risk management in evaluating potential investments with a goal of maximizing long-term stockholder value and a philosophy of thoughtful capital allocation and balance sheet management.

Acquisition and Operating Strategy

We seek primarily Class B multifamily properties that are priced at a discount to replacement cost. We believe that through the implementation of our value-add program we will be able to grow the NOI of these types of properties significantly in the first three years of ownership and thus these types of acquisitions will be accretive over the long-term to our FFO, Core FFO and AFFO. As we progress through the real estate life cycle, these opportunities will become more difficult to find. However, we will continue to take a disciplined approach to acquisitions by primarily pursuing these types of opportunities. Our Adviser’s investment approach includes active management of each property acquired. Our Adviser believes that active management is critical to creating value. Prior to the purchase of a property, BH and our Adviser generally tour each property and develop a business strategy for the property. This includes a forecast of the action items to be taken and the capital needed to achieve the anticipated returns. Our Adviser reviews such property-level business strategies on an ongoing basis to anticipate changes or opportunities in the market. In an effort to keep properties in compliance with our underwriting standards and management strategies, our Adviser remains involved throughout the investment life cycle of each acquired property and actively consults with BH throughout the holding period.

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

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2018, with the exception of the properties we acquired in 2018, we have renovated the exteriors and common areas at a majority of the properties in our Portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards and 5) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. For the properties in our Portfolio as of December 31, 2018, we have completed full and partial renovations on 5,661 units out of our 12,555 total units with an average monthly rental increase per unit of $93 and an average cost of $4,909 per renovated unit that has been leased as of December 31, 2018. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2018, we had reserved approximately $2.0 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 325 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

Disposition Strategy

In general, we intend to hold our multifamily properties for production of rental income for a period of at least three years from the date of acquisition. Economic and market conditions may influence us to hold our investments for different periods of time. From time to time, we may sell an asset before the end of the expected holding period, particularly if we receive a bona fide unsolicited offer with attractive terms, have an upcoming liquidity need, such as a debt maturing, are strategically exiting a certain market or sub-market or the sale of the asset would otherwise be in the best interest of our stockholders. When reviewing whether a sale is in the best interest of our stockholders, we take into consideration whether market conditions and asset positioning have maximized the value of the property to us and any potential adverse tax consequences of a sale.

Financing Strategy

We intend to use leverage in making our investments with an objective of maintaining a strong balance sheet and providing liquidity to grow our Portfolio. We are currently targeting to reduce our leverage to 40-45% loan-to-value (outstanding principal balance to enterprise value) over time by increasing the value of our properties and refinancing properties we intend to hold longer-term. However, we are not subject to any limitations on the amount of leverage we may use, and, accordingly, the amount of leverage we use may be significantly less or greater than what we currently anticipate. We are currently meeting our short-term liquidity needs through our cash and cash equivalents and cash flows from operations.

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

We typically use floating rate debt with interest rate swaps and interest rate caps as opposed to using fixed rate debt. We believe this is a more sensible and flexible way to utilize leverage, while limiting our interest rate risk in our strategy as we attempt to increase the value of each property over the course of three years after acquisition through our value-add program. Fixed rate financing is typically more expensive and less flexible since there are typically high prepayment penalties, yield maintenance payments and/or defeasance penalties when refinancing the debt prior to maturity. To the extent we intend to hold a property long-term, we will reassess the use of refinancing with fixed rate debt.

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•	manages approximately 90,000 multifamily units in 20 states and has managed multifamily communities for 26 years;
•	brings a scale of operations we could not otherwise achieve for approximately 3% of gross income, which is the contracted amount we pay for its property management services;
•

has operations in all of our current and desired markets, allowing us greater scale when entering new markets or make investments in non-core markets without making substantial investments in management infrastructure in those markets;

•	has a construction management operation and substantial experience in renovating Class B multifamily units;
•	its scale allows it to obtain highly competitive pricing as it pertains to the costs of our value-add program, increasing our return on investment for renovations;
•	helps us source and underwrite opportunities as well as assist in due diligence of properties prior to closing;
•	assists in locating potential buyers for our properties;

•	its size, scale and experience allows it to keep costs low and maximize rents and occupancy; and
•	has proved successful in driving other revenue growth at properties it manages.

Our Structure

The following chart shows our ownership structure.

*	An affiliate of BH Equities, LLC is the property manager for all of our properties.

Our Adviser

We are externally managed by our Adviser pursuant to the Advisory Agreement, by and among the OP, our Adviser, and us. Our Adviser was organized on September 5, 2014 and is an affiliate of Highland. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders as further described under “—Our Advisory Agreement” below. The members of our Adviser’s management team are Jim Dondero, Brian Mitts, Matt McGraner and Matthew Goetz, all of whom are employed by our Adviser or its affiliates.

Our Adviser has also entered into a shared services agreement with Highland, pursuant to which Highland or its affiliates provide research and operational support to our Adviser, including services in connection with the due diligence of actual or potential investments, the execution of investment transactions approved by our Adviser and certain back office and administrative services.

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
•

any investment that is inconsistent with the publicly disclosed investment guidelines as in effect from time to time, or, if none are then publicly disclosed, as otherwise adopted by our Board from time to time; or

•	any engagement of affiliated service providers on behalf of us or the OP, which engagement terms will be negotiated on an arm’s length basis.

For these purposes, “equity” means the purchase price of the investment, exclusive of the proceeds of any debt financing incurred or to be incurred in connection with the relevant investment and anticipated closing and other acquisition costs.

Our Adviser will be prohibited from taking any action, in its sole judgment, or in the sole judgment of our Board, that:

•	would adversely affect our qualification as a REIT under the Code, unless our Board had determined that REIT qualification is not in the best interest of us and our stockholders;
•

would subject us to regulation under the Investment Company Act of 1940 (the “1940 Act”), except to the extent that we and our Adviser have undertaken in the Advisory Agreement and our charter to comply with Section 15 of the 1940 Act in connection with the entry into, continuation of, or amendment of the Advisory Agreement or any advisory agreement;

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

“New Assets” means all of the Average Real Estate Assets other than Contributed Assets. New Assets includes proceeds from the sale of a Contributed Asset that are used to purchase a new investment.

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

The accrued fees are payable monthly as promptly as possible after the end of each month during which the Advisory Agreement is in effect. A copy of the computations made by our Adviser to calculate such installment is delivered to our Board for informational purposes only.

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

The administrative fee is payable monthly in arrears in cash, unless our Adviser elects, in its sole discretion, to receive all or a portion of such fee in shares of our common stock, subject to the limitations set forth below under “—Limitations on Receiving Shares.” The number of shares issued to our Adviser as payment for the administrative fee will be equal to the dollar amount of the portion of such fee that is payable in shares divided by the fee VWAP. Our Adviser computes each installment of the administrative fee as promptly as possible after the end of each month with respect to which such installment is payable. The accrued fees are payable monthly as promptly as possible after the end of each month during which the Advisory Agreement is in effect. A copy of the computations made by our Adviser to calculate such installment is delivered to our Board for informational purposes only.

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

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 13, 2019, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term that expires on March 16, 2020.

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

Liability and Indemnification of our Adviser. Under the Advisory Agreement, we are also required to indemnify our Adviser and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding with respect to certain of our Adviser’s acts or omissions.

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

Our Property Manager

The entities through which we own the properties in our Portfolio have entered into management agreements with BH. Pursuant to these agreements, BH operates and leases the underlying properties in our Portfolio. In addition to property management and leasing services, BH also provides us with market research, acquisition advice, a pipeline of investment opportunities and construction management services. We utilize BH for property and construction management services and leasing, paying BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees described under “—Property Management Agreements” below.

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

Amounts Payable under the Management Agreements. The entities that own the properties pay BH monthly for its services. Pursuant to the management agreements, BH may pay itself out of each property’s operating account. Any sums not paid within 10 days after becoming due bear interest at the rate of 18% per annum. Compensation under the management agreements consists of the following components:

•

Management Fee. The management fee is approximately 3% of the monthly gross income from each property. For the purposes of calculating the management fee, “monthly gross income” is defined as all receipts of every kind and nature actually collected from the operation of the property, determined on a cash basis, including, without limitation, rental or lease payments, late charges, service charges, forfeited security deposits, proceeds of vending machine collections, resident utility payment collections, and all other forms of miscellaneous income (but excluding the collection of any insurance or condemnation awards).

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

Our Sponsor

Highland is a registered investment adviser with the U.S. Securities and Exchange Commission (“SEC”), which, together with its affiliates, including our Adviser, had approximately $9.9 billion in assets under management as of December 31, 2018. Highland is one of the most experienced global alternative credit managers. The firm invests in various credit and equity strategies through hedge funds, long-only funds, separate accounts, collateralized loan obligations, non-traded funds, publicly traded funds, closed-end funds, mutual funds and ETFs, and manages strategies such as distressed-for-control private equity, oil and gas, direct real estate, real estate credit and originated or structured real estate credit investments. The members of Highland’s real estate team, both during their tenure at Highland and in their previous roles before joining Highland, and employees of BH have a long history of investing in real estate and debt related to real estate properties.

Regulation

Multifamily properties are subject to various laws, ordinances and regulations, including regulations relating to common areas, such as swimming pools, activity centers, and recreational facilities. We believe that each of our properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

The properties in our Portfolio must comply with Title III of the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Fair Housing Act

The FHA, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, financial capability or other bases. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could materially and adversely affect us. We believe that we operate our properties in substantial compliance with the FHA.

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

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our Portfolio using the American Society for Testing and Materials Standard E 1527-05. A Phase I Environmental Site Assessment is a report that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the assessed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties, or operations and conditions at nearby properties, may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. Moreover, conditions identified in environmental assessments that did not appear material at that time, may in the future result in material liability.

Environmental laws also govern the presence, maintenance and removal of hazardous materials in building materials (e.g., asbestos and lead), and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing hazardous materials properly manage and maintain certain hazardous materials, adequately notify or train those who may come into contact with certain hazardous materials, and undertake special precautions, including removal or other abatement, if certain hazardous materials would be disturbed during renovation or demolition of a building. In addition, the properties in our Portfolio are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements.

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

Insurance

We carry comprehensive general liability coverage on the properties in our Portfolio, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse us on a replacement-cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. The majority of our property policies for all U.S. operating and development communities include coverage for the perils of flood and earthquake shock with limits and deductibles customary in the industry and specific to the project. We will also obtain title insurance policies when acquiring new properties, which insure fee title to the properties in our Portfolio. We have obtained coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. These policies include limits and terms we consider commercially reasonable. There are certain losses (including, but not limited to, losses arising from environmental conditions, acts of war or certain kinds of terrorist attacks) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for the properties in our Portfolio, we could self-insure certain portions of our insurance program and therefore, use our own funds to satisfy those limits. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice. In the opinion of our management team, the properties in our Portfolio are adequately insured.

Competition

In attracting and retaining residents to occupy the properties in our Portfolio, we compete with numerous other housing alternatives. The properties in our Portfolio compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the sub-markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services and amenities. If our competitors offer leases at rental rates below current market rates, or below the rental rates that the tenants of the properties in our Portfolio pay, we may lose potential tenants and we may be pressured to reduce rental rates below those currently charged or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when the tenants’ leases expire.

The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In addition, we compete with numerous other investors for suitable properties. This competition affects our ability to acquire properties and the price that we pay in such acquisitions.

Employees

Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We expect we will only have accounting employees while the Advisory Agreement is in effect. As of December 31, 2018, we had two employees.

Corporate Information

Our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our Adviser’s telephone number is (972) 628-4100. We maintain a website at www.nexpointliving.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC. These documents may also be found on the SEC’s website at www.sec.gov.

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

Equity real estate investments are relatively illiquid, which tends to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have a material adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the number of multifamily properties in our Portfolio promptly in response to changes in economic or other conditions.

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

As of December 31, 2018, we had approximately $830.2 million and $15.5 million of outstanding consolidated indebtedness under our Freddie Mac and Fannie Mae mortgage loans, respectively. We rely on national and regional institutions, including Freddie Mac and Fannie Mae, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is significant uncertainty regarding the futures of Freddie Mac and Fannie Mae. Should Freddie Mac and Fannie Mae have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

As of December 31, 2018, approximately $808.0 million of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2018, seven interest rate swap agreements, with a combined notional amount of $650.0 million and terms expiring in 2021 and 2022, effectively fix the interest rate on $650.0 million, or 80%, of our $808.0 million of floating rate mortgage debt outstanding. As of December 31, 2018, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $255.2 million of our floating rate mortgage debt outstanding at a weighted average rate of 5.82% for the term of the agreements, which is generally 3-4 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

We have a substantial amount of variable rate debt and interest rate swaps indexed to LIBOR. We may be adversely affected upon the transition away from LIBOR after 2021.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

The properties or businesses that we have acquired or may acquire, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquire such properties for these liabilities. The existence of such liabilities could significantly and adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

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

We face risks relating to asbestos.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs may have been used in the construction of a number of the communities that we acquired and may have been used in the construction of communities we acquire in the future. We will implement an operations and maintenance program at each of the communities at which we discover ACMs. We can provide no assurance that we will not incur any material liabilities as a result of the presence of ACMs at our communities.

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

In addition to compliance with environmental regulations, we must comply with various laws and regulations such as accessibility, building, zoning, landlord/tenant and health and safety laws and regulations, including, but not limited to, the ADA and the FHA. Some of those laws and regulations may conflict with one another or be subject to limited judicial or regulatory interpretations. Under those laws and regulations, we may be liable for, among other things, the costs of bringing our properties into compliance with the statutory and regulatory requirements. Noncompliance with certain of these laws and regulations may result in liability without regard to fault and the imposition of fines and could give rise to actions brought against us by governmental entities and/or third parties who claim to be or have been damaged as a consequence of an apartment not being in compliance with the subject laws and regulations. As part of our due diligence procedures in connection with the acquisition of a property, we typically conduct an investigation of the property’s compliance with known laws and regulatory requirements with which we must comply once we acquire a property, including a review of compliance with the ADA and local zoning regulations. Our investigations and these assessments may not have revealed, and may not with respect to future acquisitions reveal, all potential noncompliance issues or related liabilities and we can provide no assurance that our development properties have been, or that our future development projects will be, designed and built in accordance with all applicable legal requirements.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

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

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act and the requirements of the NYSE, with which we were not required to comply with as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board and management and requires us to incur significant costs and expenses. As a result of becoming a public company, we are required to:

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service the related debt, then the amount available for distributions to stockholders may be reduced. In addition, incurring secured debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage and other secured debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other secured debt contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in losing our REIT status and would result in a decrease in the value of your investment.

We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2018, there was $845.7 million of mortgage debt outstanding related to our Portfolio.

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

We may not be able to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of our Portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

Our debt agreements include restrictive covenants, which could limit our flexibility and our ability to make distributions.

Our debt agreements, including our lines of credit, contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to reduce or change insurance coverage or to engage in material asset sales, mergers, consolidations and acquisitions. Our debt agreements require certain mandatory prepayments upon disposition of underlying collateral. Early repayments of certain debt are subject to prepayment penalties. Failure to comply with these covenants could cause a default under the agreements and result in a requirement to repay the indebtedness prior to its maturity, which could have an adverse effect on our cash flow and ability to make distributions to our stockholders. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

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

Risks Related to Our Structure

The relative lack of experience of our Adviser and property manager in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives.

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

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles managed by Highland and its affiliates. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with maintaining REIT status. Our Adviser and property manager have relatively limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that our Adviser or property manager will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

We depend upon key personnel of Highland, our Adviser and its affiliates and our property manager.

We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We also depend on BH for our property management and construction services. We depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser and of our property manager to achieve our investment objectives, including Messrs. Dondero, Mitts, McGraner and Goetz, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

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

The Advisory Agreement gives our Adviser the right to resign after giving not more than 60 nor less than 30 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 30 to 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the experience possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without your vote. Our Board’s broad discretion in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

We may change our targeted investments without stockholder consent.

We expect our portfolio of investments in commercial real estate to consist primarily of multifamily properties. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in us making investments that are different from, and possibly riskier than, the investments described in this annual report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to you. We intend to disclose any changes in our investment policies in our next required periodic report, if any.

We pay substantial fees and expenses to our Adviser and its affiliates and to our property manager, which payments increase the risk that you will not earn a profit on your investment.

Pursuant to the Advisory Agreement, we pay significant fees to our Adviser and its affiliates. Those fees include advisory and administrative fees and obligations to reimburse our Adviser and its affiliates for expenses they incur in connection with providing services to us, including certain personnel services.

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

In the future, our Board may consider internalizing the functions performed for us by our Adviser by, among other methods, acquiring our Adviser’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our Adviser could result in a dilution of your interests as a stockholder and could reduce earnings per share and FFO, Core FFO and AFFO per share. Additionally, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Adviser, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of affiliated advisers or property managers have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims that would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with Highland and our Adviser, there may be times when Highland, our Adviser or their affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including NexPoint Real Estate Advisors IV, L.P. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser or its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Additionally, under the Advisory Agreement, our Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow our Adviser’s advice or recommendations. In addition, we have agreed to indemnify our Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Adviser faces conflicts of interest relating to the fee structure under our Advisory Agreement, which could result in actions that are not necessarily in the long-term best interest of our stockholders.

Under our Advisory Agreement, our Adviser or its affiliates is entitled to fees that are structured in a manner intended to provide incentives to our Adviser to perform in our best interest and in the best interest of our stockholders. However, because our Adviser is entitled to receive substantial compensation regardless of performance, our Adviser’s interests are not wholly aligned with those of our stockholders. In that regard, our Adviser could be motivated to recommend riskier or more speculative investments that would entitle our Adviser to the highest fees. For example, because advisory and administrative fees payable to our Adviser are based on our total real estate assets, including any form of investment leverage, our Adviser may have an incentive to incur a high level of leverage or to acquire properties on less than favorable terms in order to increase the total amount of real estate assets under management. In addition, our Adviser’s ability to receive higher fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of our Adviser and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

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

Neither our Sponsor and its affiliates nor BH and its affiliates is prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate, including properties in the vicinity of the properties in our Portfolio. Our Sponsor and/or its affiliates and BH and its affiliates may own and/or manage properties in the same geographical areas in which we currently own and expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by our Sponsor and its affiliates and BH and its affiliates. Our Sponsor and BH may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by our Sponsor and its affiliates and BH and its affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

The rule against re-electing REIT status following a loss of such status would also apply to us if NREO failed to qualify as a REIT for its taxable years ending on or before December 31, 2015, because we are treated as a successor to NREO for U.S. federal income tax purposes. Although NREO has represented to us that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT, and covenanted in the agreement between us and our Adviser to use its reasonable best efforts to maintain its REIT status for each of NREO’s taxable years ending on or before December 31, 2015, no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from NHF and NREO, there can be no assurance that such damages, if any, would appropriately compensate us.

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

The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. If our OP were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

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

Our TRS is and any TRS we acquire in the future will be subject to corporate income tax at the federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our stockholders. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our ownership of interests in TRSs.

As a REIT, the value of non-mortgage securities we may hold in our TRSs generally may not exceed 20% of the total value of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following its acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own or hold an interest in, directly or through any subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property that we own or hold an interest in, directly or through any subsidiary entity, including our operating partnership, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

To continue qualifying as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.2% in value of the aggregate of the outstanding shares of our capital stock and more than 6.2% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 6.2% ownership limit would result in our failing to qualify as a REIT. Our Board granted a waiver from the ownership limits for Highland, and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

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

U.S. Federal Income Tax Consequence of the TCJA--Legislative or Other Actions Affecting REITs

Income Tax Rates. Under the TCJA, the corporate income tax rate is reduced from a maximum marginal rate of 35% to a flat 21% rate, a 40% reduction. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, reduces some of the tax advantages that REITs have had relative to C corporations, however, this reduced corporate income tax rate applies to income earned by our TRS. The rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests was also reduced from 35% to 21%. The TCJA also permanently eliminates the corporate alternative minimum tax.

The TJCA also reduces the highest marginal income tax rate applicable to individuals to 37% (excluding the 3.8% Medicare tax on net investment income), a 6.6% reduction. Individuals continue to pay a maximum 20% rate on long-term capital gains and qualified dividend income. However, the TCJA also allows non-corporate U.S. shareholders to deduct 20% of their dividends from REITs, excluding capital gain dividends and qualified dividend income (which continue to be subject to the maximum 20% rate). As a result, the qualified REIT dividends received by an individual or other non-corporate U.S. shareholder in a REIT are subject to a maximum effective federal income tax rate of 29.6%, compared with the previously effective rate of 39.6% (plus, in each case, the 3.8% Medicare tax on net investment income). The income tax rate changes applicable to individuals apply for taxable years beginning after December 31, 2017 and before January 1, 2026.

Net Operating Loss Modifications. Net operating loss (“NOL”) provisions are modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Depreciation of Real Property. The TCJA reduces the recovery period under the modified accelerated cost recovery system (“MACRS”) for qualified improvement property to 15 years. Qualified improvement property is any improvement to the interior portion of a building which is non-residential real property if such improvement is placed in service after the date the building was first placed in service. The TCJA made no change to the MACRS recovery period for non-residential real property (39 years) and residential real property (27.5 years). Under the TCJA, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years).

Like-Kind Exchanges. The TCJA modifies the like-kind exchange provisions by restricting the preferential tax treatment applicable to like-kind exchanges to exchanges of real property not held primarily for sale. Previously, the like-kind exchange provisions also applied to personal property not held for sale. Accordingly, any personal property included in a real property exchange no longer qualifies for deferred treatment under these provisions. This change applies to exchanges completed after December 31, 2017. We believe that relatively little gain from dispositions of our real estate properties would be attributable to personal property and thus this change will not have material impact on us.

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

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

The form, timing and/or amount of dividend distributions will be declared at the discretion of our Board and will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as our Board may consider relevant. Our Board may modify our dividend policy from time to time at its discretion.

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

All distributions are made at the discretion of our Board and are based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations, applicable law and such other matters as our Board may deem relevant from time to time. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

Our charter permits the Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could otherwise result in a premium price to our stockholders.

Our Board may classify or reclassify any unissued shares of common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

Existing stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 600 million shares of capital stock, of which 500 million shares are designated as common stock and 100 million shares are designated as preferred stock. Our Board may increase the number of authorized shares of capital stock without stockholder approval. Our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under a long-term incentive plan to our directors, officers and other key employees (and those of our Adviser or its affiliates and our subsidiaries), our non-employee directors, and potentially certain non-employees who perform employee-type functions; (4) issue shares to our Adviser, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of OP Units. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, existing stockholders may also experience a dilution in the book value of their investment in us.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law (the “MGCL”), our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest, including the following:

•

Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify, and elect to be taxed, as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 6.2% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 6.2% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 6.2% of our outstanding shares of common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interest. Our Board granted a waiver from the ownership limits applicable to holders of our common stock to Highland and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT.

•

Our Board Has the Power to Cause Us to Issue Additional Shares of Our Stock without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

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

Pursuant to the Maryland Business Combination Act, our Board by resolution exempted from the provisions of the Maryland Business Combination Act all business combinations (1) between our Adviser, our Sponsor or their respective affiliates and us and (2) between any other person and us, provided that such business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which are not currently provided for in our charter or bylaws.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, our Portfolio consisted of 35 properties representing 12,555 units in seven states. The following table provides a summary of the properties in our Portfolio as of December 31, 2018:

						As of December 31, 2018
Properties by State		Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)
2017-2018 Same Store Properties
Texas
Arbors on Forest Ridge		Bedford, Texas	210	1/31/2014	$12,805	$870	95.2%	190	$3,027
Cutter's Point		Richardson, Texas	196	1/31/2014	15,845	1,109	95.4%	165	4,185
Eagle Crest		Irving, Texas	447	1/31/2014	27,325	922	94.9%	118	2,623
Silverbrook		Grand Prairie, Texas	642	1/31/2014	30,400	835	94.9%	449	3,022
Belmont at Duck Creek		Garland, Texas	240	9/30/2014	18,525	1,030	92.1%	193	3,670
Heatherstone		Dallas, Texas	152	2/26/2015	9,450	874	94.7%	157	4,227
The Ashlar		Dallas, Texas	264	2/26/2015	16,235	859	94.3%	296	3,732
Versailles		Dallas, Texas	388	2/26/2015	26,165	884	96.4%	446	3,761
Venue at 8651		Fort Worth, Texas	333	10/30/2015	19,250	875	92.8%	277	4,238
Old Farm		Houston, Texas	734	12/29/2016	84,721	1,176	92.9%	—	—
Stone Creek at Old Farm		Houston, Texas	190	12/29/2016	23,332	1,173	96.8%	—	—
Florida
The Summit at Sabal Park		Tampa, Florida	252	8/20/2014	19,050	955	94.4%	184	4,485
Courtney Cove		Tampa, Florida	324	8/20/2014	18,950	895	95.7%	129	4,738
Sabal Palm at Lake Buena Vista		Orlando, Florida	400	11/5/2014	49,500	1,255	96.5%	200	646
Cornerstone		Orlando, Florida	430	1/15/2015	31,550	1,007	94.2%	219	5,411
Seasons 704 Apartments		West Palm Beach, Florida	222	4/15/2015	21,000	1,130	96.8%	134	5,885
Parc500		West Palm Beach, Florida	217	7/27/2016	22,421	1,254	94.9%	106	13,936
Georgia
Edgewater at Sandy Springs		Atlanta, Georgia	760	7/18/2014	58,000	950	94.1%	401	7,503
The Preserve at Terrell Mill		Marietta, Georgia	752	2/6/2015	58,000	921	94.8%	407	8,600
Tennessee
Beechwood Terrace		Antioch, Tennessee	300	7/21/2014	21,400	933	93.7%	226	4,663
Willow Grove		Nashville, Tennessee	244	7/21/2014	13,750	960	95.1%	136	5,337
Woodbridge		Nashville, Tennessee	220	7/21/2014	16,000	1,028	94.1%	95	5,231
Abbington Heights		Antioch, Tennessee	274	8/1/2014	17,900	889	92.0%	183	4,632
Arizona
Madera Point		Mesa, Arizona	256	8/5/2015	22,525	866	94.5%	143	3,998
The Pointe at the Foothills		Mesa, Arizona	528	8/5/2015	52,275	859	95.1%	63	1,867
The Colonnade		Phoenix, Arizona	415	10/11/2016	44,600	719	93.3%	74	10,674
North Carolina
Radbourne Lake		Charlotte, North Carolina	225	9/30/2014	24,250	1,082	96.0%	267	906
Timber Creek		Charlotte, North Carolina	352	9/30/2014	22,750	847	92.6%	72	5,664
Virginia
Southpoint Reserve at Stoney Creek	(5)	Fredericksburg, Virginia	156	12/18/2014	17,000	1,093	98.1%	55	7,240
Total 2017-2018 Same Store Properties			10,123		$814,974	$963	94.5%	5,385	$4,765

Non-Same Store Properties
Texas
Hollister Place		Houston, Texas	260	2/1/2017	$24,500	$984	93.5%	118	$7,349
Atera Apartments		Dallas, Texas	380	10/25/2017	59,200	1,232	97.4%	71	3,318
Crestmont Reserve		Dallas, Texas	242	9/26/2018	24,680	914	94.6%	—	—
Georgia
Rockledge Apartments		Marietta, Georgia	708	6/30/2017	113,500	1,186	94.6%	87	11,571

Tennessee
Cedar Pointe	Antioch, Tennessee	210	8/24/2018	26,500	1,051	95.7%	—	—
Brandywine I & II	Nashville, Tennessee	632	9/26/2018	79,800	957	93.8%	—	—
Total Non-Same Store Properties		2,432		$328,180	$1,074	94.8%	276	$8,467

Total		12,555		$1,143,154	$985	94.6%	5,661	$4,909
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2018 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2018.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2018, divided by the total number of units, expressed as a percentage.
(3)	Inclusive of all full and partial interior upgrades completed.
(4)	Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2018.
(5)	Property was classified as held for sale as of December 31, 2018.

For additional information regarding our Portfolio, see Notes 3, 4 and 5 to our consolidated financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 15, 2019, we had 23,575,826 shares of common stock outstanding held by a total of approximately 1,062 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

On March 15, 2017, we filed a registration statement on Form S-3 (the “Registration Statement”), registering an indeterminate aggregate principal amount and number of securities of each identified class of securities therein up to a proposed aggregate offering price of $200,000,000, which may be offered from time to time in unspecified numbers and at indeterminate prices, as may be issued upon conversion, redemption, repurchase, exchange or exercise of any securities registered thereunder, including under any applicable anti-dilution provisions. The Registration Statement also covers an indeterminate number of securities that may become issuable as a result of stock splits, stock dividends or similar transactions relating to the securities registered thereunder.

On November 14, 2018, in connection with the 2018 Offering, we issued 2,702,500 shares of common stock, par value $0.01 per share, at a public offering price of $33.00 per share (before underwriters’ discounts and offering costs) for gross proceeds of approximately $89.2 million. The common stock was offered and sold pursuant to a prospectus supplement, dated November 14, 2018, and a base prospectus, dated April 24, 2017, relating to the Registration Statement. We contributed the net proceeds from the 2018 Offering to the OP in exchange for 2,702,500 OP Units, and the OP in turn used a majority of the net proceeds to repay the $50.0 million outstanding under the $60 Million Credit Facility and the $30.0 million outstanding under the $30 Million Bridge Facility. See Notes 6 and 8 to our consolidated financial statements for additional information.

Market Information

Our common stock trades on the NYSE under the ticker symbol “NXRT.”

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the index of the cumulative total stockholder return on our common shares for the measurement period commencing March 31, 2015 and ending December 31, 2018 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ), the Standard & Poor’s U.S. REIT Index and the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Distribution Activity

At present, we expect to continue our policy of paying regular quarterly cash dividends and to target a payout ratio that is less than Core FFO. However, the form, timing and/or amount of dividends will be declared at the discretion of our Board and will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, any contractual limitations and other factors as our Board may consider relevant. Our Board may modify our dividend policy from time to time.

The following table shows the regular dividends declared for each quarter during the two most recent fiscal years (in thousands, except per share amounts):

	2017
	Dividends Declared	Dividends Declared Per Share
First Quarter	$4,724	$0.220
Second Quarter	4,724	0.220
Third Quarter	4,712	0.220
Fourth Quarter	5,342	0.250
Total	$19,502	$0.910

	2018
	Dividends Declared	Dividends Declared Per Share
First Quarter	$5,380	$0.250
Second Quarter	5,316	0.250
Third Quarter	5,315	0.250
Fourth Quarter	6,590	0.275
Total	$22,601	$1.025

During 2018, our dividends were classified as follows for federal income tax purposes:

2018
Ordinary income	29%
Capital gains	—%
Section 1250 recapture capital gains	—%
Return of capital	71%
Total	100%

Issuer Purchases of Equity Securities – Common stock

The following table provides information on our purchases of equity securities during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	737,458	$22.64	737,458	$23.3
October 1 – October 31	—	—	—	23.3
November 1 – November 30	—	—	—	23.3
December 1 – December 31	—	—	—	23.3
Balance as of December 31, 2018	737,458	$22.64	737,458	$23.3

Item 6. Selected Financial Data

The following table summarizes selected financial data about the Company. The following selected financial data information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein. The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except per share amounts):

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Net real estate investments (1)	$1,087,542	$991,156	$963,037	$902,882	$628,526
Total assets	1,161,210	1,055,375	1,035,397	970,060	692,725
Mortgage debt, net (1)	838,020	754,405	423,138	676,324	482,344
Credit and bridge facilities, net	—	38,419	340,366	28,805	—
Total debt, net (1)	838,020	792,824	763,504	705,129	482,344
Total liabilities	862,615	813,796	779,295	721,122	495,201
Redeemable noncontrolling interests in the Operating Partnership	2,567	2,135	—	—	—
Noncontrolling interests	—	—	24,558	27,390	21,281
Stockholders' equity	296,028	239,444	231,544	221,548	176,243

	For the Year Ended December 31,
	2018	2017	2016	2015 (2)	2014 (2)
Operating Data
Total revenues	$146,597	$144,235	$132,848	$117,658	$43,150
Net income (loss)	(1,614)	56,359	25,888	(10,992)	(17,533)
Net income (loss) attributable to common stockholders	(1,609)	53,374	21,882	(10,832)	(15,601)
Earnings (loss) per weighted average common share - basic	(0.08)	2.53	1.03	(0.51)	(0.73)
Earnings (loss) per weighted average common share - diluted	(0.08)	2.49	1.03	(0.51)	(0.73)
Weighted average common shares outstanding - basic	21,189	21,057	21,232	21,294	21,294
Weighted average common shares outstanding - diluted	21,667	21,399	21,314	21,294	21,294

Cash Flow Data
Cash flows provided by operating activities	$41,743	$37,506	$33,776	$34,514	$10,070
Cash flows provided by (used in) investing activities	(136,954)	2,324	(51,904)	(283,000)	(599,078)
Cash flows provided by (used in) financing activities	95,092	(51,843)	10,294	251,102	647,262

Other Data
Dividends declared per common share	$1.025	$0.910	$0.838	$0.618	$—

FFO attributable to common stockholders (3)	$32,018	$25,051	$31,016	$25,639	$3,549
FFO per share - basic	1.51	1.19	1.46	1.20	0.17
FFO per share - diluted	1.48	1.17	1.46	1.20	0.17

Core FFO attributable to common stockholders (3)	$35,081	$30,147	$31,485	$28,944	$11,162
Core FFO per share - basic	1.66	1.43	1.48	1.36	0.52
Core FFO per share - diluted	1.62	1.41	1.48	1.36	0.52

AFFO attributable to common stockholders (3)	$40,753	$34,772	$33,593	$29,933	$11,460
AFFO per share - basic	1.92	1.65	1.58	1.41	0.54
AFFO per share - diluted	1.88	1.62	1.58	1.41	0.54

(1)	Includes amounts classified as held for sale, where applicable.
(2)

We began operations on March 31, 2015, as described above, and therefore we had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the consolidated statements of operations and comprehensive income (loss), we have presented basic and diluted earnings (loss), FFO, Core FFO and AFFO per share as if the operating activities of our predecessor were those of us and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off.

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

Overview

As of December 31, 2018, our Portfolio consisted of 35 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 12,555 units of apartment space that was approximately 94.6% leased with a weighted average monthly effective rent per occupied apartment unit of $985. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2018, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the NOI at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 13, 2019 for a one-year term set to expire on March 16, 2020. The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of our Sponsor.

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

On November 14, 2018, in connection with the 2018 Offering, we issued 2,702,500 shares of our common stock, par value $0.01 per share, at a public offering price of $33.00 per share, for net proceeds of approximately $84.8 million (after underwriters’ discounts and offering costs). We contributed the net proceeds from the 2018 Offering to the OP in exchange for 2,702,500 OP Units, and the OP in turn used a majority of the net proceeds to repay the $50.0 million outstanding under the $60 Million Credit Facility and the $30.0 million outstanding under the $30 Million Bridge Facility (see Notes 6 and 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2018, 2017 and 2016.

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

Property management fees. Property management fees include fees paid to BH, our property manager, or other third party management companies for managing each property (see Note 10 to our consolidated financial statements).

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 11 to our consolidated financial statements).

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

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

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

The year ended December 31, 2018 as compared to the year ended December 31, 2017

The following table sets forth a summary of our operating results for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017	$ Change
Total revenues	$146,597	$144,235	$2,362
Total expenses	(129,805)	(130,946)	1,141
Operating income	16,792	13,289	3,503
Interest expense	(28,572)	(29,576)	1,004
Loss on extinguishment of debt and modification costs	(3,576)	(5,719)	2,143
Gain on sales of real estate	13,742	78,365	(64,623)
Net income (loss)	(1,614)	56,359	(57,973)
Net income attributable to noncontrolling interests	—	2,836	(2,836)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(5)	149	(154)
Net income (loss) attributable to common stockholders	$(1,609)	$53,374	$(54,983)

The change in our net income (loss) for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily relates to a decrease in gain on sales of real estate, and was partially offset by an increase in total revenues and decreases in total property operating expenses, depreciation and amortization expense and loss on extinguishment of debt and modification costs. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions (we acquired one property in the first quarter of 2017, one property in the second quarter of 2017, one property in the fourth quarter of 2017 and three properties in the third quarter of 2018; we sold four properties in the second quarter of 2017, five properties in the third quarter of 2017 and one property in the first quarter of 2018).

Revenues

Rental income. Rental income was $128.0 million for the year ended December 31, 2018 compared to $125.0 million for the year ended December 31, 2017, which was an increase of approximately $3.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above, and a 3.9% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $985 as of December 31, 2018 from $948 as of December 31, 2017, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was also due to an increase in the occupancy rate of our Portfolio of 0.8% to 94.6% as of December 31, 2018 from 93.8% as of December 31, 2017.

Other income. Other income was $18.6 million for the year ended December 31, 2018 compared to $19.2 million for the year ended December 31, 2017, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $0.7 million, or 6.0%, decrease in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $35.8 million for the year ended December 31, 2018 compared to $38.9 million for the year ended December 31, 2017, which was a decrease of approximately $3.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above. The decrease between the periods was also due to a $1.5 million, or 13.5%, decrease in utility costs and a $0.8 million, or 4.8%, decrease in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $20.7 million for the year ended December 31, 2018 compared to $19.2 million for the year ended December 31, 2017, which was an increase of approximately $1.5 million. The increase between the periods was primarily due to a $1.5 million, or 9.4%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $4.4 million for the year ended December 31, 2018 compared to $4.3 million for the year ended December 31, 2017, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $7.5 million for the year ended December 31, 2018 compared to $7.4 million for the year ended December 31, 2017, which was an increase of approximately $0.1 million. The amount incurred during the years ended December 31, 2018 and 2017 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $2.1 million and $2.0 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the year ended December 31, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eight properties we acquired subsequent to October 2016, which totaled approximately $4.1 million. For the year ended December 31, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the five properties we acquired subsequent to October 2016, which totaled approximately $2.4 million. The advisory and administrative fees waived by our Adviser for the years ended December 31, 2018 and 2017 are considered to be permanently waived for the periods. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $7.8 million for the year ended December 31, 2018 compared to $6.3 million for the year ended December 31, 2017, which was an increase of approximately $1.5 million. The increase between the periods was primarily due to approximately $4.2 million of equity-based compensation expense recognized during the year ended December 31, 2018 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $3.1 million of equity-based compensation expense recognized during the year ended December 31, 2017 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $6.1 million for the year ended December 31, 2018 compared to $6.2 million for the year ended December 31, 2017, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $47.5 million for the year ended December 31, 2018 compared to $48.8 million for the year ended December 31, 2017, which was a decrease of approximately $1.3 million. The decrease between the periods was primarily due to the amortization of intangible lease assets of $2.5 million related to four properties for the year ended December 31, 2018 compared to $8.9 million related to seven properties for the year ended December 31, 2017, which was a decrease of approximately $6.4 million. The decrease between the periods was partially offset by a $5.1 million increase in depreciation expense, primarily due to our acquisition activity in 2017 and 2018 and the timing of the transactions, as described above. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $28.6 million for the year ended December 31, 2018 compared to $29.6 million for the year ended December 31, 2017, which was a decrease of approximately $1.0 million. The decrease between the periods was primarily due to an increase in gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $5.3 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The decrease between the periods was partially offset by an increase in interest on debt of approximately $4.6 million. The following table details the various costs included in interest expense for the years ended December 31, 2018 and 2017 (in thousands):

		For the Year Ended December 31,
		2018	2017	$ Change
Interest on debt		$30,870	$26,268	$4,602
Amortization of deferred financing costs		1,650	1,995	(345)
Interest rate swaps - effective portion		(4,224)	1,113	(5,337)
Interest rate swaps - ineffective portion	(1)	—	(309)	309
Interest rate caps expense		276	509	(233)
Total		$28,572	$29,576	$(1,004)
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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $3.6 million for the year ended December 31, 2018 compared to $5.7 million for the year ended December 31, 2017, which was a decrease of approximately $2.1 million. The decrease between the periods was primarily due to decreases in debt modification and other extinguishment costs of approximately $1.5 million and prepayment penalties and defeasance costs of approximately $1.0 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017	$ Change
Prepayment penalties and defeasance costs	$1,706	$2,701	$(995)
Write-off of deferred financing costs	1,412	1,003	409
Write-off of fair market value adjustment of assumed debt	(27)	—	(27)
Debt modification and other extinguishment costs	485	2,015	(1,530)
Total	$3,576	$5,719	$(2,143)

Gain on sales of real estate. Gain on sales of real estate was $13.7 million for the year ended December 31, 2018 compared to $78.4 million for the year ended December 31, 2017, which was a decrease of approximately $64.7 million. During the year ended December 31, 2018, we sold one property; during the year ended December 31, 2017, we sold nine properties.

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

The change in our net income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily relates to increases in total revenues and gain on sales of real estate, and was partially offset by increases in total property operating expenses, depreciation and amortization expense, interest expense and loss on extinguishment of debt and modification costs. The change in our net income between the periods was also due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions (we acquired one property in the third quarter of 2016, three properties in the fourth quarter of 2016, one property in the first quarter of 2017, one property in the second quarter of 2017 and one property in the fourth quarter of 2017; we sold three properties in the second quarter of 2016, four properties in the third quarter of 2016, four properties in the second quarter of 2017 and five properties in the third quarter of 2017).

Revenues

Rental income. Rental income was $125.0 million for the year ended December 31, 2017 compared to $115.4 million for the year ended December 31, 2016, which was an increase of approximately $9.6 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions, as described above. The increase between the periods was also due to a 7.7% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $948 as of December 31, 2017 from $880 as of December 31, 2016, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located, and an increase in the occupancy rate of our Portfolio of 0.4% to 93.8% as of December 31, 2017 from 93.4% as of December 31, 2016.

Other income. Other income was $19.2 million for the year ended December 31, 2017 compared to $17.4 million for the year ended December 31, 2016, which was an increase of approximately $1.8 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions, as described above. The increase between the periods was also due to a $1.1 million, or 11.3%, increase in utility reimbursements and a $0.5 million, or 56.1%, increase in other resident charges.

Expenses

Property operating expenses. Property operating expenses were $38.9 million for the year ended December 31, 2017 compared to $38.2 million for the year ended December 31, 2016, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions, as described above. The increase between the periods was also due to a $1.0 million, or 8.8%, increase in repairs and maintenance costs, partially offset by a $0.4 million increase in casualty recoveries.

Acquisition costs. No acquisition costs were expensed for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, we acquired three properties and capitalized all acquisition costs incurred. During the year ended December 31, 2016, we acquired four properties; we expensed the acquisition costs related to one acquisition and capitalized acquisition costs of approximately $0.7 million related to three acquisitions. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition. We believe most future acquisition costs will be capitalized.

Real estate taxes and insurance. Real estate taxes and insurance costs were $19.2 million for the year ended December 31, 2017 compared to $16.1 million for the year ended December 31, 2016, which was an increase of approximately $3.1 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions, as described above. The increase between the periods was also due to a $2.8 million, or 20.3%, increase in property taxes and a $0.3 million, or 13.6%, increase in property liability insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $4.3 million for the year ended December 31, 2017 compared to $4.0 million for the year ended December 31, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to increases in rental income and other income, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $7.4 million for the year ended December 31, 2017 compared to $6.8 million for the year ended December 31, 2016, which was an increase of approximately $0.6 million. The amount incurred during the years ended December 31, 2017 and 2016 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $2.0 million and $1.4 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the year ended December 31, 2017, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the five properties we acquired subsequent to October 2016, which totaled approximately $2.4 million. For the year ended December 31, 2016, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties we acquired subsequent to October 2016, which totaled less than $0.1 million. The advisory and administrative fees waived by our Adviser for the years ended December 31, 2017 and 2016 are considered to be permanently waived for the periods. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $6.3 million for the year ended December 31, 2017 compared to $4.0 million for the year ended December 31, 2016, which was an increase of approximately $2.3 million. The increase between periods primarily relates to $3.1 million of equity-based compensation expense recognized during the year ended December 31, 2017 related to the grants of restricted stock units to our directors and officers pursuant to our 2016 LTIP, compared to $0.8 million of equity-based compensation expense recognized during the year ended December 31, 2016 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $6.2 million for the year ended December 31, 2017 compared to $5.9 million for the year ended December 31, 2016, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2016 and 2017 and the timing of the transactions, as described above. The increase between the periods was also due to a $0.3 million, or 24.4%, increase in advertising and promotional costs.

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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $5.7 million for the year ended December 31, 2017 compared to $1.7 million for the year ended December 31, 2016, which was an increase of approximately $4.0 million. The increase between the periods was primarily due to increases in prepayment penalties and defeasance costs of approximately $1.9 million and debt modification and other extinguishment costs of approximately $1.8 million. During the years ended December 31, 2017 and 2016, we sold nine properties and seven properties, respectively. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change
Prepayment penalties and defeasance costs	$2,701	$827	$1,874
Write-off of deferred financing costs	1,003	698	305
Debt modification and other extinguishment costs	2,015	197	1,818
Total	$5,719	$1,722	$3,997

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

Net Operating Income for Our 2017-2018 Same Store and Non-Same Store Properties for the Years Ended December 31, 2018 and 2017

There are 29 properties encompassing 10,123 units of apartment space in our same store pool for the years ended December 31, 2018 and 2017 (our “2017-2018 Same Store” properties). Our 2017-2018 Same Store properties exclude the following six properties in our Portfolio as of December 31, 2018: Hollister Place, Rockledge Apartments, Atera Apartments, Cedar Pointe, Crestmont Reserve and Brandywine I & II.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2018 and 2017 for our 2017-2018 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
Revenues
Same Store
Rental income	$107,312	$102,643	$4,669	4.5%
Other income	16,273	15,827	446	2.8%
Same Store revenues	123,585	118,470	5,115	4.3%
Non-Same Store
Rental income	20,652	22,380	(1,728)	-7.7%
Other income	2,360	3,385	(1,025)	-30.3%
Non-Same Store revenues	23,012	25,765	(2,753)	-10.7%
Total revenues	146,597	144,235	2,362	1.6%

Operating expenses
Same Store
Property operating expenses (1)	31,479	31,792	(313)	-1.0%
Real estate taxes and insurance	16,318	15,735	583	3.7%
Property management fees (2)	3,715	3,562	153	4.3%
Property general and administrative expenses (3)	4,166	4,135	31	0.7%
Same Store operating expenses	55,678	55,224	454	0.8%
Non-Same Store
Property operating expenses (4)	5,008	7,345	(2,337)	-31.8%
Real estate taxes and insurance	4,395	3,426	969	28.3%
Property management fees (2)	667	768	(101)	-13.2%
Property general and administrative expenses (5)	674	894	(220)	-24.6%
Non-Same Store operating expenses	10,744	12,433	(1,689)	-13.6%
Total operating expenses	66,422	67,657	(1,235)	-1.8%

NOI
Same Store	67,907	63,246	4,661	7.4%
Non-Same Store	12,268	13,332	(1,064)	-8.0%
Total NOI	$80,175	$76,578	$3,597	4.7%
(1)	For the years ended December 31, 2018 and 2017, excludes approximately $656,000 and $305,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2018 and 2017, excludes approximately $1,013,000 and $939,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2018 and 2017, excludes approximately $(7,000) and $18,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the years ended December 31, 2018 and 2017, excludes approximately $281,000 and $191,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and 2017-2018 Same Store NOI for the Years Ended December 31, 2018 and 2017.”

2017-2018 Same Store Results of Operations for the Years Ended December 31, 2018 and 2017

As of December 31, 2018, our 2017-2018 Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $963. As of December 31, 2017, our 2017-2018 Same Store properties were approximately 93.9% leased with a weighted average monthly effective rent per occupied apartment unit of $925. For our 2017-2018 Same Store properties, we recorded the following operating results for the year ended December 31, 2018 as compared to the year ended December 31, 2017:

Revenues

Rental income. Rental income was $107.3 million for the year ended December 31, 2018 compared to $102.6 million for the year ended December 31, 2017, which was an increase of approximately $4.7 million, or 4.5%. The majority of the increase is related to a 4.1% increase in the weighted average monthly effective rent per occupied apartment unit to $963 as of December 31, 2018 from $925 as of December 31, 2017, as well as a 0.6% increase in occupancy.

Other income. Other income was $16.3 million for the year ended December 31, 2018 compared to $15.8 million for the year ended December 31, 2017, which was an increase of approximately $0.5 million, or 2.8%. The majority of the increase is related to a $0.4 million, or 9.6%, increase in administrative and application fees.

Expenses

Property operating expenses. Property operating expenses were $31.5 million for the year ended December 31, 2018 compared to $31.8 million for the year ended December 31, 2017, which was a decrease of approximately $0.3 million, or 1.0%. The majority of the decrease is related to a $0.8 million, or 8.8%, decrease in utility costs, partially offset by a $0.3 million, or 2.5%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $16.3 million for the year ended December 31, 2018 compared to $15.7 million for the year ended December 31, 2017, which was an increase of approximately $0.6 million, or 3.7%. The majority of the increase is related to a $0.4 million, or 3.2%, increase in property taxes.

Property management fees. Property management fees were $3.7 million for the year ended December 31, 2018 compared to $3.6 million for the year ended December 31, 2017, which was an increase of approximately $0.1 million, or 4.3%. The majority of the increase is related to a $4.7 million, or 4.5%, increase in rental income, and a $0.5 million, or 2.8%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.2 million for the year ended December 31, 2018 compared to $4.1 million for the year ended December 31, 2017, which was an increase of approximately $0.1 million, or 0.7%.

Net Operating Income for Our 2016-2018 Same Store and Non-Same Store Properties for the Years Ended December 31, 2018, 2017 and 2016

There are 25 properties encompassing 8,567 units of apartment space in our same store pool for the years ended December 31, 2018, 2017 and 2016 (our “2016-2018 Same Store” properties). Our 2016-2018 Same Store properties exclude the following 10 properties in our Portfolio as of December 31, 2018: Parc500, The Colonnade, Old Farm, Stone Creek at Old Farm, Hollister Place, Rockledge Apartments, Atera Apartments, Cedar Pointe, Crestmont Reserve and Brandywine I & II.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2018, 2017 and 2016 for our 2016-2018 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,			2018 compared to 2017		2017 compared to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenues
Same Store
Rental income	$89,216	$84,871	$79,900	$4,345	5.1%	$4,971	6.2%
Other income	13,403	13,270	11,947	133	1.0%	1,323	11.1%
Same Store revenues	102,619	98,141	91,847	4,478	4.6%	6,294	6.9%
Non-Same Store
Rental income	38,748	40,152	35,519	(1,404)	-3.5%	4,633	13.0%
Other income	5,230	5,942	5,482	(712)	-12.0%	460	8.4%
Non-Same Store revenues	43,978	46,094	41,001	(2,116)	-4.6%	5,093	12.4%
Total revenues	146,597	144,235	132,848	2,362	1.6%	11,387	8.6%

Operating expenses
Same Store
Property operating expenses (1)	26,312	26,668	25,578	(356)	-1.3%	1,090	4.3%
Real estate taxes and insurance	12,635	11,828	11,058	807	6.8%	770	7.0%
Property management fees (2)	3,089	2,949	2,759	140	4.7%	190	6.9%
Property general and administrative expenses (3)	3,447	3,451	3,359	(4)	-0.1%	92	2.7%
Same Store operating expenses	45,483	44,896	42,754	587	1.3%	2,142	5.0%
Non-Same Store
Property operating expenses (4)	10,175	12,469	12,507	(2,294)	-18.4%	(38)	-0.3%
Real estate taxes and insurance	8,078	7,333	5,004	745	10.2%	2,329	46.5%
Property management fees (2)	1,293	1,381	1,224	(88)	-6.4%	157	12.8%
Property general and administrative expenses (5)	1,393	1,578	1,639	(185)	-11.7%	(61)	-3.7%
Non-Same Store operating expenses	20,939	22,761	20,374	(1,822)	-8.0%	2,387	11.7%
Total operating expenses	66,422	67,657	63,128	(1,235)	-1.8%	4,529	7.2%

NOI
Same Store	57,136	53,245	49,093	3,891	7.3%	4,152	8.5%
Non-Same Store	23,039	23,333	20,627	(294)	-1.3%	2,706	13.1%
Total NOI	$80,175	$76,578	$69,720	$3,597	4.7%	$6,858	9.8%
(1)	For the years ended December 31, 2018, 2017 and 2016, excludes approximately $(664,000), $(318,000) and $56,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2018, 2017 and 2016, excludes approximately $853,000, $760,000 and $596,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2018, 2017 and 2016, excludes approximately $1,000, $31,000 and $95,000, respectively, of casualty-related expenses.
(5)

For the years ended December 31, 2018, 2017 and 2016, excludes approximately $441,000, $370,000 and $283,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and 2016-2018 Same Store NOI for the Years Ended December 31, 2018, 2017 and 2016.”

2016-2018 Same Store Results of Operations for the Years Ended December 31, 2018 and 2017

As of December 31, 2018, our 2016-2018 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $945. As of December 31, 2017, our 2016-2018 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $904. For our 2016-2018 Same Store properties, we recorded the following operating results for the year ended December 31, 2018 as compared to the year ended December 31, 2017:

Revenues

Rental income. Rental income was $89.2 million for the year ended December 31, 2018 compared to $84.9 million for the year ended December 31, 2017, which was an increase of approximately $4.3 million, or 5.1%. The majority of the increase is related to a 4.5% increase in the weighted average monthly effective rent per occupied apartment unit to $945 as of December 31, 2018 from $904 as of December 31, 2017, as well as a 0.7% increase in occupancy.

Other income. Other income was $13.4 million for the year ended December 31, 2018 compared to $13.3 million for the year ended December 31, 2017, which was an increase of approximately $0.1 million, or 1.0%. The majority of the increase is related to a $0.3 million, or 8.1%, increase in administrative and application fees, partially offset by a $0.1 million, or 2.0%, decrease in utility reimbursements.

Expenses

Property operating expenses. Property operating expenses were $26.3 million for the year ended December 31, 2018 compared to $26.7 million for the year ended December 31, 2017, which was a decrease of approximately $0.4 million, or 1.3%. The majority of the decrease is related to a $0.8 million, or 10.3%, decrease in utility costs, partially offset by a $0.3 million, or 2.4%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $12.6 million for the year ended December 31, 2018 compared to $11.8 million for the year ended December 31, 2017, which was an increase of approximately $0.8 million, or 6.8%. The majority of the increase is related to a $0.7 million, or 6.8%, increase in property taxes.

Property management fees. Property management fees were $3.1 million for the year ended December 31, 2018 compared to $2.9 million for the year ended December 31, 2017, which was an increase of approximately $0.2 million, or 4.7%. The majority of the increase is related to a $4.3 million, or 5.1%, increase in rental income, and a $0.1 million, or 1.0%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.4 million for the year ended December 31, 2018 compared to $3.5 million for the year ended December 31, 2017, which was a decrease of approximately $0.1 million, or 0.1%.

2016-2018 Same Store Results of Operations for the Years Ended December 31, 2017 and 2016

As of December 31, 2017, our 2016-2018 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $904. As of December 31, 2016, our 2016-2018 Same Store properties were approximately 93.7% leased with a weighted average monthly effective rent per occupied apartment unit of $865. For our 2016-2018 Same Store properties, we recorded the following operating results for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

Revenues

Rental income. Rental income was $84.9 million for the year ended December 31, 2017 compared to $79.9 million for the year ended December 31, 2016, which was an increase of approximately $5.0 million, or 6.2%. The majority of the increase is related to a 4.5% increase in the weighted average monthly effective rent per occupied apartment unit to $904 as of December 31, 2017 from $865 as of December 31, 2016, as well as a 0.3% increase in occupancy.

Other income. Other income was $13.3 million for the year ended December 31, 2017 compared to $11.9 million for the year ended December 31, 2016, which was an increase of approximately $1.4 million, or 11.1%. The majority of the increase is related to a $0.8 million, or 11.8%, increase in utility reimbursements and a $0.4 million, or 77.1%, increase in other resident charges.

Expenses

Property operating expenses. Property operating expenses were $26.7 million for the year ended December 31, 2017 compared to $25.6 million for the year ended December 31, 2016, which was an increase of approximately $1.1 million, or 4.3%. The majority of the increase is related to a $0.9 million, or 11.6%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $11.8 million for the year ended December 31, 2017 compared to $11.1 million for the year ended December 31, 2016, which was an increase of approximately $0.7 million, or 7.0%. The majority of the increase is related to a $0.7 million, or 7.4%, increase in property taxes.

Property management fees. Property management fees were $2.9 million for the year ended December 31, 2017 compared to $2.8 million for the year ended December 31, 2016, which was an increase of approximately $0.1 million, or 6.9%. The majority of the increase is related to a $5.0 million, or 6.2%, increase in rental income, and a $1.3 million, or 11.1%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.5 million for the year ended December 31, 2017 compared to $3.4 million for the year ended December 31, 2016, which was an increase of approximately $0.1 million, or 2.7%.

NOI and 2017-2018 Same Store NOI for the Years Ended December 31, 2018 and 2017

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2017-2018 Same Store NOI for the years ended December 31, 2018 and 2017 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2018	2017
Net income (loss)		$(1,614)	$56,359
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,474	7,419
Corporate general and administrative expenses		7,808	6,275
Casualty-related recoveries	(1)	(663)	(287)
Property general and administrative expenses	(2)	1,294	1,130
Depreciation and amortization		47,470	48,752
Interest expense		28,572	29,576
Loss on extinguishment of debt and modification costs		3,576	5,719
Gain on sales of real estate		(13,742)	(78,365)
NOI		$80,175	$76,578
Less Non-Same Store
Revenues		(23,012)	(25,765)
Operating expenses		10,744	12,433
Same Store NOI		$67,907	$63,246
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related recoveries.
(2)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

NOI and 2016-2018 Same Store NOI for the Years Ended December 31, 2018, 2017 and 2016

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2016-2018 Same Store NOI for the years ended December 31, 2018, 2017 and 2016 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2018	2017	2016
Net income (loss)		$(1,614)	$56,359	$25,888
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,474	7,419	6,802
Corporate general and administrative expenses		7,808	6,275	4,014
Casualty-related expenses/(recoveries)	(1)	(663)	(287)	151
Property general and administrative expenses	(2)	1,294	1,130	879
Depreciation and amortization		47,470	48,752	35,643
Interest expense		28,572	29,576	20,167
Loss on extinguishment of debt and modification costs		3,576	5,719	1,722
Gain on sales of real estate		(13,742)	(78,365)	(25,932)
Acquisition costs		—	—	386
NOI		$80,175	$76,578	$69,720
Less Non-Same Store
Revenues		(43,978)	(46,094)	(41,001)
Operating expenses		20,939	22,761	20,374
Same Store NOI		$57,136	$53,245	$49,093
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as acquisition expenses, losses on extinguishment of debt and modification costs (including prepayment penalties and defeasance costs incurred on the early repayment of debt, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment), casualty-related expenses and recoveries, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, the ineffective portion of fair value adjustments on interest rate derivatives designated as cash flow hedges (see Notes 2 and 7 to our consolidated financial statements), and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

		For the Year Ended December 31,
		2018	2017	2016
Net income (loss)		$(1,614)	$56,359	$25,888
Depreciation and amortization		47,470	48,752	35,643
Gain on sales of real estate		(13,742)	(78,365)	(25,932)
Adjustment for noncontrolling interests		(96)	(1,695)	(4,583)
FFO attributable to common stockholders		32,018	25,051	31,016

FFO per share - basic		$1.51	$1.19	$1.46
FFO per share - diluted		$1.48	$1.17	$1.46

Acquisition costs		—	—	386
Loss on extinguishment of debt and modification costs		3,576	5,719	1,722
Casualty-related expenses/(recoveries)		(663)	(287)	151
Change in fair value on derivative instruments - ineffective portion	(1)	—	(309)	(1,683)
Amortization of deferred financing costs - acquisition term notes		159	403	—
Adjustment for noncontrolling interests		(9)	(430)	(107)
Core FFO attributable to common stockholders		35,081	30,147	31,485

Core FFO per share - basic		$1.66	$1.43	$1.48
Core FFO per share - diluted		$1.62	$1.41	$1.48

Amortization of deferred financing costs - long term debt		1,491	1,592	1,423
Equity-based compensation expense		4,198	3,109	825
Adjustment for noncontrolling interests		(17)	(76)	(140)
AFFO attributable to common stockholders		40,753	34,772	33,593

AFFO per share - basic		$1.92	$1.65	$1.58
AFFO per share - diluted		$1.88	$1.62	$1.58

Weighted average common shares outstanding - basic		21,189	21,057	21,232
Weighted average common shares outstanding - diluted		21,667	21,399	21,314

Dividends declared per common share		$1.025	$0.910	$0.838

FFO Coverage - diluted	(2)	1.44x	1.29x	1.74x
Core FFO Coverage - diluted	(2)	1.58x	1.55x	1.76x
AFFO Coverage - diluted	(2)	1.84x	1.79x	1.88x
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

(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2018 as compared to the year ended December 31, 2017

FFO was $32.0 million for the year ended December 31, 2018 compared to $25.1 million for the year ended December 31, 2017, which was an increase of approximately $6.9 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $2.4 million and decreases in total property operating expenses of $1.4 million, interest expense of $1.0 million and loss on extinguishment of debt and modification costs of $2.1 million, partially offset by an increase in corporate general and administrative expenses of $1.5 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $35.1 million for the year ended December 31, 2018 compared to $30.1 million for the year ended December 31, 2017, which was an increase of approximately $5.0 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by a decrease in loss on extinguishment of debt and modification costs of $2.1 million and adjustments for amounts attributable to noncontrolling interests.

AFFO was $40.8 million for the year ended December 31, 2018 compared to $34.8 million for the year ended December 31, 2017, which was an increase of approximately $6.0 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $1.1 million.

The year ended December 31, 2017 as compared to the year ended December 31, 2016

FFO was $25.1 million for the year ended December 31, 2017 compared to $31.0 million for the year ended December 31, 2016, which was a decrease of approximately $5.9 million. The change in our FFO between the periods primarily relates to increases in total property operating expenses of $4.0 million, interest expense of $9.4 million, loss on extinguishment of debt and modification costs of $4.0 million and corporate general and administrative expenses of $2.3 million, partially offset by an increase in total revenues of $11.4 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $30.1 million for the year ended December 31, 2017 compared to $31.5 million for the year ended December 31, 2016, which was a decrease of approximately $1.4 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO and a decrease in gain recognized related to the ineffective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of $1.4 million, partially offset by an increase in loss on extinguishment of debt and modification costs of $4.0 million and adjustments for amounts attributable to noncontrolling interests.

AFFO was $34.8 million for the year ended December 31, 2017 compared to $33.6 million for the year ended December 31, 2016, which was an increase of approximately $1.2 million. The change in our AFFO between the periods primarily relates to an increase in equity-based compensation expense of $2.3 million, partially offset by a decrease in Core FFO.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of December 31, 2018, we had approximately $2.0 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional multifamily properties, renovations and other capital expenditures to improve our multifamily properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2018.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$41,743	$37,506	$33,776
Net cash provided by (used in) investing activities	(136,954)	2,324	(51,904)
Net cash provided by (used in) financing activities	95,092	(51,843)	10,294
Net decrease in cash, cash equivalents and restricted cash	(119)	(12,013)	(7,834)
Cash, cash equivalents and restricted cash, beginning of period	43,248	55,261	63,095
Cash, cash equivalents and restricted cash, end of period	$43,129	$43,248	$55,261

The year ended December 31, 2018 as compared to the year ended December 31, 2017

Cash flows from operating activities. During the year ended December 31, 2018, net cash provided by operating activities was $41.7 million compared to net cash provided by operating activities of $37.5 million for the year ended December 31, 2017. The change in cash flows from operating activities was mainly due to an increase in total revenues, decreases in total property operating expenses, prepayment penalties and defeasance costs and debt modification and other extinguishment costs paid and changes in operating assets and liabilities.

Cash flows from investing activities. During the year ended December 31, 2018, net cash used in investing activities was $137.0 million compared to net cash provided by investing activities of $2.3 million for the year ended December 31, 2017. The change in cash flows from investing activities was mainly due to a decrease in net proceeds from sales of real estate. We sold one property for net proceeds of approximately $29.6 million during the period in 2018; we sold nine properties for net proceeds of approximately $224.4 million during the period in 2017. The change in cash flows from investing activities was partially offset by the acquisition of three properties for a combined purchase price of approximately $131.0 million during the period in 2018 compared to the acquisition of three properties for a combined purchase price of approximately $197.2 million during the period in 2017.

Cash flows from financing activities. During the year ended December 31, 2018, net cash provided by financing activities was $95.1 million compared to net cash used in financing activities of $51.8 million for the year ended December 31, 2017. The change in cash flows from financing activities was mainly due to receiving net proceeds of approximately $84.8 million in the 2018 Offering and a net increase in debt of approximately $14.1 million between the periods, partially offset by increases in common stock repurchases of approximately $7.2 million and common stock dividends paid of approximately $3.0 million between the periods and the $51.7 million purchase amount of the purchase of 100% of the joint venture interests in our Portfolio owned by BH Equities, LLC and its affiliates (collectively, “BH Equity”) (the “BH Buyout”) during the period in 2017 (see Note 10 to our consolidated financial statements).

The year ended December 31, 2017 as compared to the year ended December 31, 2016

Cash flows from operating activities. During the year ended December 31, 2017, net cash provided by operating activities was $37.5 million compared to net cash provided by operating activities of $33.8 million for the year ended December 31, 2016. The change in cash flows from operating activities was mainly due to an increase in total revenues, partially offset by increases in total property operating expenses, interest on debt, prepayment penalties and defeasance costs and debt modification and other extinguishment costs paid and changes in operating assets and liabilities.

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

Cash flows from financing activities. During the year ended December 31, 2017, net cash used in financing activities was $51.8 million compared to net cash provided by financing activities of $10.3 million for the year ended December 31, 2016. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $13.9 million between the periods and the $51.7 million purchase amount of the BH Buyout during the period in 2017.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of December 31, 2018, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $845.7 million at a weighted average interest rate of 4.07% and an adjusted weighted average interest rate of 3.17%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3388% for one-month LIBOR on our combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2018, interest rate swap agreements effectively covered $650.0 million, or 80%, of our $808.0 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2018, interest rate cap agreements covered $255.2 million of our $808.0 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $255.2 million of our floating rate mortgage debt at a weighted average rate of 5.82%.

Refinancings. During the year ended December 31, 2018, we refinanced mortgages on seven properties, as detailed in the table below (dollars in thousands). See Note 6 to our consolidated financial statements for additional information.

Property Name	Date of Refinance	Accounting Treatment	Write-off of Deferred Financing Costs (1)		Capitalized Deferred Financing Costs	Prepayment Penalties and Defeasance Costs (1)	Debt Modification and Other Extinguishment Costs (1)	Reduction in Spread (in basis points) (2)
Belmont at Duck Creek	6/1/2018	Extinguishment	$—	(3)	$293	$—	$—	79	(4)
Sabal Palm at Lake Buena Vista	8/20/2018	Extinguishment	228		442	371	—	51
Abbington Heights	8/21/2018	Extinguishment	—		105	446	202	4	(4)
Beechwood Terrace	8/31/2018	Extinguishment	405		100	202	196	24
Timber Creek	9/28/2018	Extinguishment	151		296	191	—	56
Radbourne Lake	9/28/2018	Extinguishment	144		266	189	—	52
Hollister Place	9/28/2018	Modification	—		141	135	87	90
			$928		$1,643	$1,534	$485	50	(5)
(1)	Included in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income.
(2)

For previous floating rate mortgages, represents the reduction in the borrowing spread from the previous mortgage to the current mortgage. For previous fixed-rate mortgages, represents the reduction in the borrowing rate from the previous mortgage to the current mortgage (using one-month LIBOR as of December 31, 2018).

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

(4)	Previous mortgage was an assumed fixed-rate loan.
(5)	Represents the weighted average reduction in the borrowing spreads.

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

$60 Million Credit Facility

On December 29, 2016, we, through the OP, entered into a $30.0 million credit facility (the “$30 Million Credit Facility”) with KeyBank. On April 27, 2018, we, through the OP, amended the $30 Million Credit Facility to temporarily increase the loan commitment by $5.0 million (the “Temporary Increase”) and immediately drew $5.0 million. The $5.0 million drawn under the Temporary Increase was repaid in full on July 25, 2018.

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

The $60 Million Credit Facility was a full-term, interest-only facility with a 24-month term and was guaranteed by us. Interest accrued on the $60 Million Credit Facility at an interest rate of one-month LIBOR plus 2.00%. In November 2018, we, through the OP, used net proceeds from the 2018 Offering to repay the $50.0 million outstanding under the $60 Million Credit Facility, which retired the credit facility. In connection with the repayment, we, through the OP, received a commitment fee rebate of approximately $0.8 million from KeyBank, which was previously capitalized as a deferred financing cost on our consolidated balance sheet as of September 30, 2018. See Notes 5, 6 and 8 to our consolidated financial statements for additional information.

$30 Million Bridge Facility

On September 26, 2018, we, through the OP, entered into a $30.0 million bridge facility (the “$30 Million Bridge Facility”) with KeyBank and immediately drew $30.0 million to fund a portion of the purchase price of Brandywine I & II and Crestmont Reserve. The $30 Million Bridge Facility was a full-term, interest-only facility with a six-month term and was guaranteed by us. Interest accrued on the $30 Million Bridge Facility at an interest rate of one-month LIBOR plus 2.00%. In November 2018, we, through the OP, used net proceeds from the 2018 Offering to repay the $30.0 million outstanding under the $30 Million Bridge Facility, which retired the bridge facility. In connection with the repayment, we, through the OP, received a commitment fee rebate of approximately $0.3 million from KeyBank, which was previously capitalized as a deferred financing cost on our consolidated balance sheet as of September 30, 2018. See Notes 5, 6 and 8 to our consolidated financial statements for additional information.

2017 Bridge Facility

On June 30, 2017, we, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. The 2017 Bridge Facility was a full-term, interest-only facility with an initial four-month term. The 2017 Bridge Facility was guaranteed by us. Interest accrued on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. In July 2017, we used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. In October 2017, we used proceeds from the sale of four properties to pay down $46.0 million on the 2017 Bridge Facility, bringing the outstanding principal balance to $8.6 million, and also extended the maturity date to March 31, 2018. In February 2018, we used proceeds from the sale of Timberglen to pay the remaining $8.6 million outstanding on the 2017 Bridge Facility, which retired the bridge facility. See Note 6 to our consolidated financial statements for additional information.

$75 Million Credit Facility

On January 28, 2019, we, through the OP, entered into a $75.0 million credit facility (the “$75 Million Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of three properties we acquired on January 28, 2019. The $75 Million Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on our leverage level as determined under the credit facility agreement, and is guaranteed by us. See Note 13 to our consolidated financial statements for additional information.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $650.0 million. As of December 31, 2018, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2018, one-month LIBOR was 2.5027%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2018 for the next five calendar years subsequent to December 31, 2018. We used one-month LIBOR as of December 31, 2018 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2019	2020	2021	2022	2023	Thereafter
Operating Properties Mortgage Debt
Principal payments		$832,324	$716	$744	$782	$817	$20,598	$808,667
Interest expense	(1)	178,398	26,546	26,608	30,064	33,550	33,360	28,270
Total		$1,010,722	$27,262	$27,352	$30,846	$34,367	$53,958	$836,937

Held For Sale Property Mortgage Debt
Principal payments		$13,389	$207	$205	$219	$12,758	$—	$—
Interest expense		1,832	621	612	599	—	—	—
Total		$15,221	$828	$817	$818	$12,758	$—	$—

Total contractual obligations and commitments		$1,025,943	$28,090	$28,169	$31,664	$47,125	$53,958	$836,937
(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2018, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of December 31, 2018 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of December 31, 2018, we had approximately $2.0 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 325 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2018, 2017 and 2016 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2018	2017	2016
Interior	(1)	$8,559	$8,393	$9,974
Exterior and common area		9,133	7,621	10,297
Total rehab expenditures		$17,692	$16,014	$20,271
(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2018, 2017 and 2016, we completed full and partial interior rehabs on 1,432, 1,588 and 1,812 units, respectively.

Freddie Mac Multifamily Green Advantage

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties. In connection with the three acquisitions and seven refinancings we completed in 2018, we escrowed approximately $1.2 million related to the Green Program. Since the inception of the Green Program through December 31, 2018, we had spent approximately $2.5 million on green improvements and completed 17 Green Programs. We expect to spend approximately $1.1 million on green improvements in 2019. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. In 2018, for the 17 properties where the Green Program was completed, this resulted in an estimated reduction of utility costs of approximately $1.4 million.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2018, 2017 and 2016.

If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2018. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2018 of $0.275 per share on October 29, 2018, which was paid on December 31, 2018 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 to our consolidated financial statements included in this annual report.

Principles of Consolidation

We account for subsidiary partnerships, joint ventures and other similar entities in which we hold an ownership interest in accordance with FASB ASC 810, Consolidation. We first evaluate whether each entity is a VIE. Under the VIE model, we consolidate an entity when we have control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. The accompanying consolidated financial statements include the accounts of us and our subsidiaries, including the OP and its subsidiaries.

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

Real Estate Investments

Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations, and ASU 2017-01, Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”), which we early adopted on October 1, 2016. We believe most future acquisition costs will be capitalized in accordance with ASU 2017-01. Prior to our adoption of ASU 2017-01, acquisition costs were expensed as incurred.

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (see Note 7 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which we, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”), which clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships. We early adopted ASU 2017-12 on January 1, 2018, on a modified retrospective basis. For cash flow hedges existing as of the date of adoption, we eliminated the separate measurement of ineffectiveness by means of a cumulative-effect adjustment to accumulated OCI with a corresponding adjustment to the opening balance of accumulated earnings less dividends on January 1, 2018. The cumulative-effect adjustment, which eliminated the cumulative ineffectiveness that was previously reported in interest expense, resulted in an increase to OCI of approximately $1.4 million, with a corresponding decrease to accumulated earnings less dividends.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. We will implement the provisions of ASU 2014-09 as of January 1, 2019 using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We will implement the provisions of ASU 2016-01 as of January 1, 2019. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements as we do not, nor do we expect to, have a material amount of financial assets or financial liabilities that would be subject to the provisions of ASU 2016-01.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. We expect to implement the provisions of ASU 2016-02 as of January 1, 2020. As lessors, substantially all of our agreements have a term of 12 months or less. Based on a preliminary assessment, we expect most of our operating leases will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on our consolidated balance sheets. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. We intend to elect the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard. We also intend to elect the transition option.

In August 2018, the SEC adopted SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements or GAAP. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. Under the SEC Release, registrants will be required to disclose in interim periods on Form 10-Q the changes in each caption of stockholders’ equity and noncontrolling interests for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. The amendments require registrants, including smaller reporting companies, to provide information as prescribed by Rule 3-04 of Regulation S-X. Therefore, the interim disclosures of changes in stockholders’ equity, including dividends per share amounts, may be given in a note to the financial statements or in a separate financial statement. Under Rule 3-04, the interim disclosures of the changes in stockholders’ equity should be in the form of a reconciliation of the beginning balance to the ending balance for each period for which an income statement is required to be filed, with all significant reconciling items described by appropriate captions. The reconciliation should also reflect any adjustments to the balance at the beginning of the earliest period presented for items retroactively applied to periods prior to that period. We adopted the provisions of the SEC Release on September 30, 2018, on a retrospective basis.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, interest rates are less than historical averages. However, the Federal Reserve, in response to or in anticipation of continued inflation concerns, could continue to raise interest rates. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate cap and interest rate swap agreements.

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2018, 2017 and 2016. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2018, we had total indebtedness of $845.7 million at a weighted average interest rate of 4.07%, of which $808.0 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 80%, of our $808.0 million of floating rate mortgage debt outstanding (see below). As of December 31, 2018, the adjusted weighted average interest rate of our total indebtedness was 3.13%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% for one-month LIBOR on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of December 31, 2018, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2018, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $255.2 million of our floating rate mortgage debt at a weighted average rate of 5.82% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of December 31, 2018, of the amounts illustrated in the table below for our indebtedness as of December 31, 2018 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$400
0.50%	800
0.75%	1,200
1.00%	1,600

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The ARRC has proposed that SOFR is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in our consolidated financial statements and the notes thereto beginning on page F-1 in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

As long as we remain an “emerging growth company,” as defined in the JOBS Act, we will not be required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.2*	First Amendment to Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P.

10.3

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

10.5

Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.7	NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

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

21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ Jim Dondero
Jim Dondero
February 19, 2019	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	February 19, 2019
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	February 19, 2019
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	February 19, 2019
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 19, 2019
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 19, 2019
Scott Kavanaugh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

February 19, 2019

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Operating Real Estate Investments
Land	$202,347	$189,615
Buildings and improvements	935,604	806,981
Intangible lease assets	3,049	1,340
Construction in progress	1,881	3,786
Furniture, fixtures, and equipment	61,456	44,725
Total Gross Operating Real Estate Investments	1,204,337	1,046,447
Accumulated depreciation and amortization	(134,124)	(88,252)
Total Net Operating Real Estate Investments	1,070,213	958,195
Real estate held for sale, net of accumulated depreciation of $897 and $3,397, respectively	17,329	32,961
Total Net Real Estate Investments	1,087,542	991,156
Cash and cash equivalents	19,864	16,036
Restricted cash	23,265	27,212
Accounts receivable	3,340	2,932
Prepaid and other assets	9,058	1,559
Fair market value of interest rate swaps	18,141	16,480
TOTAL ASSETS	$1,161,210	$1,055,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$824,702	$724,057
Mortgages payable held for sale, net	13,318	30,348
Credit facility, net	—	29,843
Bridge facility, net	—	8,576
Accounts payable and other accrued liabilities	5,765	6,226
Accrued real estate taxes payable	12,607	9,684
Accrued interest payable	2,852	2,074
Security deposit liability	1,889	1,518
Prepaid rents	1,482	1,470
Total Liabilities	862,615	813,796

Redeemable noncontrolling interests in the Operating Partnership	2,567	2,135

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 23,499,635 and 21,049,565 shares issued and outstanding, respectively	234	210
Additional paid-in capital	285,511	206,227
Accumulated earnings less dividends	(6,764)	19,288
Accumulated other comprehensive income	17,047	13,719
Total Stockholders' Equity	296,028	239,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,161,210	$1,055,375
See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Revenues
Rental income	$127,964	$125,023	$115,419
Other income	18,633	19,212	17,429
Total revenues	146,597	144,235	132,848
Expenses
Property operating expenses	35,824	38,850	38,236
Acquisition costs	—	—	386
Real estate taxes and insurance	20,713	19,161	16,062
Property management fees (1)	4,382	4,330	3,983
Advisory and administrative fees (2)	7,474	7,419	6,802
Corporate general and administrative expenses	7,808	6,275	4,014
Property general and administrative expenses	6,134	6,159	5,877
Depreciation and amortization	47,470	48,752	35,643
Total expenses	129,805	130,946	111,003
Operating income	16,792	13,289	21,845
Interest expense	(28,572)	(29,576)	(20,167)
Loss on extinguishment of debt and modification costs	(3,576)	(5,719)	(1,722)
Gain on sales of real estate	13,742	78,365	25,932
Net income (loss)	(1,614)	56,359	25,888
Net income attributable to noncontrolling interests	—	2,836	4,006
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(5)	149	—
Net income (loss) attributable to common stockholders	$(1,609)	$53,374	$21,882
Other comprehensive income
Unrealized gains on interest rate derivatives	1,931	4,568	10,833
Total comprehensive income	317	60,927	36,721
Comprehensive income attributable to noncontrolling interests	—	2,720	5,090
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	1	166	—
Comprehensive income attributable to common stockholders	$316	$58,041	$31,631

Weighted average common shares outstanding - basic	21,189	21,057	21,232
Weighted average common shares outstanding - diluted	21,667	21,399	21,314

Earnings (loss) per share - basic	$(0.08)	$2.53	$1.03
Earnings (loss) per share - diluted	$(0.08)	$2.49	$1.03

Dividends declared per common share	$1.025	$0.910	$0.838

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Notes 10 and 11).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Noncontrolling Interests	Total
Balances, January 1, 2016	—	$—	21,293,825	$213	$240,625	$(18,593)	$(697)	$—	$27,390	$248,938
Net income attributable to common stockholders					—	21,882	—	—	—	21,882
Net income attributable to noncontrolling interests					—	—	—	—	4,006	4,006
Contributions by noncontrolling interests					—	—	—	—	30	30
Distributions to noncontrolling interests					—	—	—	—	(6,571)	(6,571)
Purchase of noncontrolling interests					—	—	—	—	(1,381)	(1,381)
Repurchase of common stock					—	—	—	(4,587)	—	(4,587)
Vesting of stock-based compensation					825	—	—	—	—	825
Common stock dividends declared					—	(17,873)	—	—	—	(17,873)
Other comprehensive income					—	—	9,749	—	1,084	10,833
Balances, December 31, 2016	—	$—	21,293,825	$213	$241,450	$(14,584)	$9,052	$(4,587)	$24,558	$256,102
Net income attributable to common stockholders					—	53,374	—	—	—	53,374
Net income attributable to noncontrolling interests					—	—	—	—	2,836	2,836
Contributions by noncontrolling interests					—	—	—	—	38	38
Distributions to noncontrolling interests					—	—	—	—	(4,789)	(4,789)
Purchase of noncontrolling interests					(31,313)	—	—	—	(22,527)	(53,840)
Repurchase of common stock					—	—	—	(2,435)	—	(2,435)
Retirement of common stock held in treasury			(354,517)	(4)	(7,018)	—	—	7,022	—	—
Vesting of stock-based compensation			110,257	1	3,108	—	—	—	—	3,109
Common stock dividends declared					—	(19,502)	—	—	—	(19,502)
Other comprehensive income (loss)					—	—	4,667	—	(116)	4,551
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$19,288	$13,719	$—	$—	$239,444
Cumulative effect upon adoption of ASU 2017-12 (see Note 2)					—	(1,403)	1,403	—	—	—
Net loss attributable to common stockholders					—	(1,609)	—	—	—	(1,609)
Issuance of common shares through public offering			2,702,500	27	84,755	—	—	—	—	84,782
Repurchase of common stock					—	—	—	(9,672)	—	(9,672)
Retirement of common stock held in treasury			(382,941)	(4)	(9,668)	—	—	9,672	—	—
Vesting of stock-based compensation			130,511	1	4,197	—	—	—	—	4,198
Common stock dividends declared					—	(22,601)	—	—	—	(22,601)
Other comprehensive income					—	—	1,925	—	—	1,925
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership					—	(439)	—	—	—	(439)
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$—	$296,028

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(1,614)	$56,359	$25,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(13,742)	(78,365)	(25,932)
Depreciation and amortization	47,470	48,752	35,643
Amortization/write-off of deferred financing costs	3,062	2,998	2,121
Change in fair value on derivative instruments included in interest expense	(3,948)	1,311	(646)
Net cash received (paid) on derivative settlements	3,832	(921)	(872)
Amortization/write-off of fair market value adjustment of assumed debt	(169)	(206)	(150)
Vesting of stock-based compensation	4,198	3,109	825
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	209	1,150	(578)
Operating liabilities	2,445	3,319	(2,523)
Net cash provided by operating activities	41,743	37,506	33,776

Cash flows from investing activities
Net proceeds from sales of real estate	29,553	224,416	131,786
Prepaid acquisition deposits	(7,653)	—	—
Additions to real estate investments	(28,481)	(24,443)	(24,344)
Acquisitions of real estate investments	(130,373)	(197,649)	(159,346)
Net cash provided by (used in) investing activities	(136,954)	2,324	(51,904)

Cash flows from financing activities
Mortgage proceeds received	232,252	613,213	—
Mortgage payments	(148,942)	(276,235)	(271,571)
Credit facilities proceeds received	55,000	25,000	315,000
Credit facilities payments	(85,000)	(310,000)	—
Bridge facilities proceeds received	30,000	65,875	30,000
Bridge facilities payments	(38,597)	(87,278)	(29,000)
Deferred financing costs paid	(2,410)	(4,047)	(3,842)
Interest rate cap fees paid	(56)	(18)	—
Proceeds from the issuance of common shares through public offering, net	84,782	—	—
Repurchase of common stock	(9,672)	(2,435)	(4,587)
Dividends paid to common stockholders	(22,265)	(19,258)	(17,784)
Distributions to redeemable noncontrolling interests in the Operating Partnership	—	(69)	—
Contributions from noncontrolling interests	—	38	30
Distributions to noncontrolling interests	—	(4,789)	(6,571)
Purchase of noncontrolling interests	—	(51,840)	(1,381)
Net cash provided by (used in) financing activities	95,092	(51,843)	10,294

Net decrease in cash, cash equivalents and restricted cash	(119)	(12,013)	(7,834)
Cash, cash equivalents and restricted cash, beginning of period	43,248	55,261	63,095
Cash, cash equivalents and restricted cash, end of period	$43,129	$43,248	$55,261

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$30,261	$25,467	$19,935
Prepayment penalties and defeasance costs paid	1,706	2,701	827
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	2,000	—
Capitalized construction costs included in accounts payable and other accrued liabilities	1,715	2,263	1,494
Change in fair value on derivative instruments designated as hedges	1,931	4,568	10,833
Other assets acquired from acquisitions	76	325	87
Liabilities assumed from acquisitions	1,382	849	738
Assumed debt on acquisitions	—	—	15,812
Fair market value adjustment of assumed debt	—	—	863
Increase in dividends payable on restricted stock units	336	244	89

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2018, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

The Company began operations on March 31, 2015 as a result of the transfer and contribution by NexPoint Strategic Opportunities Fund (fka NexPoint Credit Strategies Fund) (“NHF”) of all but one of the multifamily properties owned by NHF through its wholly owned subsidiary NexPoint Real Estate Opportunities, LLC (fka Freedom REIT, LLC) (“NREO”). We use the term “predecessor” to mean the carve-out business of NREO. On March 31, 2015, NHF distributed all of the outstanding shares of the Company’s common stock held by NHF to holders of NHF common shares. We refer to the distribution of our common stock by NHF as the “Spin-Off.”

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 13, 2019 for a one-year term set to expire on March 16, 2020 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of Highland Capital Management, L.P. (the “Sponsor” or “Highland”).

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

The Company may allocate up to 30% of the Portfolio to investments in real estate-related debt and securities with the potential for high current income or total returns. These allocations may include first and second mortgages and subordinated, bridge, mezzanine, construction and other loans, as well as debt securities related to or secured by multifamily real estate and common and preferred equity securities, which may include securities of other REITs or real estate companies.

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

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2018.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 7), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2018, 2017 and 2016.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2018, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2018. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2017, 2016 and 2015 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. The Company will implement the provisions of ASU 2014-09 as of January 1, 2019 using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company will implement the provisions of ASU 2016-01 as of January 1, 2019. The adoption of ASU 2016-01 will not have a material impact on the Company’s consolidated financial statements as the Company does not, nor does it expect to, have a material amount of financial assets or financial liabilities that would be subject to the provisions of ASU 2016-01.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company expects to implement the provisions of ASU 2016-02 as of January 1, 2020. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. Based on a preliminary assessment, the Company expects most of its operating leases will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on its consolidated balance sheets. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company intends to elect the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard. The Company also intends to elect the transition option.

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

3. Investments in Subsidiaries

The Company has in the past and may in the future invest in joint ventures. The Company consolidates the entities that it controls as well as any VIEs where it is the primary beneficiary. In connection with its indirect equity investments in the properties acquired, the Company, through the OP and the TRS, directly or indirectly holds 100% of the membership interests in single-asset LLCs that directly own the properties. All of the properties the Company has acquired are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“1031 Exchanges”) under Section 1031 of the Code. For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to the new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT’s economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreement, at which time they will be consolidated as wholly owned subsidiaries.

As of December 31, 2018, the Company, through the OP and the wholly owned TRS, owned 35 properties through single-asset LLCs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the single-asset LLCs that directly own the title to each property as of December 31, 2018 and 2017:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2018		2017
Arbors on Forest Ridge		Bedford, Texas	2014	100%		100%
Cutter's Point		Richardson, Texas	2014	100%		100%
Eagle Crest		Irving, Texas	2014	100%		100%
Silverbrook		Grand Prairie, Texas	2014	100%		100%
Timberglen		Dallas, Texas	2014	—	(1)	100%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%		100%
Beechwood Terrace		Antioch, Tennessee	2014	100%		100%
Willow Grove		Nashville, Tennessee	2014	100%		100%
Woodbridge		Nashville, Tennessee	2014	100%		100%
Abbington Heights		Antioch, Tennessee	2014	100%		100%
The Summit at Sabal Park		Tampa, Florida	2014	100%		100%
Courtney Cove		Tampa, Florida	2014	100%		100%
Radbourne Lake		Charlotte, North Carolina	2014	100%		100%
Timber Creek		Charlotte, North Carolina	2014	100%		100%
Belmont at Duck Creek		Garland, Texas	2014	100%		100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%		100%
Southpoint Reserve at Stoney Creek	(2)	Fredericksburg, Virginia	2014	100%		100%
Cornerstone		Orlando, Florida	2015	100%		100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%		100%
The Ashlar		Dallas, Texas	2015	100%		100%
Heatherstone		Dallas, Texas	2015	100%		100%
Versailles		Dallas, Texas	2015	100%		100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%		100%
Madera Point		Mesa, Arizona	2015	100%		100%
The Pointe at the Foothills		Mesa, Arizona	2015	100%		100%
Venue at 8651		Fort Worth, Texas	2015	100%		100%
Parc500		West Palm Beach, Florida	2016	100%		100%
The Colonnade		Phoenix, Arizona	2016	100%		100%
Old Farm		Houston, Texas	2016	100%		100%
Stone Creek at Old Farm		Houston, Texas	2016	100%		100%
Hollister Place		Houston, Texas	2017	100%		100%
Rockledge Apartments		Marietta, Georgia	2017	100%		100%
Atera Apartments	(3)	Dallas, Texas	2017	100%		100%
Cedar Pointe	(4)	Antioch, Tennessee	2018	100%		—	(5)
Crestmont Reserve		Dallas, Texas	2018	100%		—	(5)
Brandywine I & II		Nashville, Tennessee	2018	100%		—	(5)
(1)	Property was sold in 2018.
(2)	Property was classified as held for sale as of December 31, 2018.
(3)

The EAT that directly owned Atera Apartments was consolidated as a VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen on January 31, 2018, at which time legal title to Atera Apartments transferred to the Company. Upon the transfer of title, the entity that directly owns Atera Apartments was no longer considered a VIE (see Note 5).

(4)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018. The Company does not expect to complete a reverse 1031 Exchange of Cedar Pointe prior to February 20, 2019, the date which the master lease agreement with the EAT that directly owns Cedar Pointe terminates. As such, legal title to Cedar Pointe will transfer to the Company at a date no later than February 20, 2019. Upon the transfer of title, the entity that directly owns Cedar Pointe will no longer be considered a VIE.

(5)	Properties were acquired in 2018; therefore, no ownership as of December 31, 2017.

4. Real Estate Investments Statistics

As of December 31, 2018, the Company was invested in a total of 35 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit as of December 31, *(1)			% Occupied as of December 31, *(2)
Property Name		Rentable Square Footage (in thousands)*	Number of Units*	Date Acquired	2018	2017		2018	2017
Arbors on Forest Ridge		155	210	1/31/2014	$870	$862		95.2%	96.2%
Cutter's Point		198	196	1/31/2014	1,109	1,063		95.4%	95.4%
Eagle Crest		396	447	1/31/2014	922	887		94.9%	93.3%
Silverbrook		526	642	1/31/2014	835	791		94.9%	95.2%
Edgewater at Sandy Springs		727	760	7/18/2014	950	940		94.1%	93.8%
Beechwood Terrace		272	300	7/21/2014	933	927		93.7%	94.3%
Willow Grove		229	244	7/21/2014	960	919		95.1%	95.5%
Woodbridge		247	220	7/21/2014	1,028	952		94.1%	93.6%
Abbington Heights		239	274	8/1/2014	889	890		92.0%	94.2%
The Summit at Sabal Park		205	252	8/20/2014	955	913		94.4%	92.9%
Courtney Cove		225	324	8/20/2014	895	836		95.7%	94.4%
Radbourne Lake		247	225	9/30/2014	1,082	1,061		96.0%	93.3%
Timber Creek		248	352	9/30/2014	847	817		92.6%	94.0%
Belmont at Duck Creek		198	240	9/30/2014	1,030	999		92.1%	95.4%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,255	1,167		96.5%	96.8%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,093	1,067		98.1%	93.6%
Cornerstone		318	430	1/15/2015	1,007	927		94.2%	94.4%
The Preserve at Terrell Mill		692	752	2/6/2015	921	855		94.8%	93.1%
The Ashlar		206	264	2/26/2015	859	835		94.3%	91.7%
Heatherstone		116	152	2/26/2015	874	839		94.7%	89.5%
Versailles		301	388	2/26/2015	884	865		96.4%	94.8%
Seasons 704 Apartments		217	222	4/15/2015	1,130	1,076		96.8%	96.4%
Madera Point		193	256	8/5/2015	866	807		94.5%	93.0%
The Pointe at the Foothills		473	528	8/5/2015	859	814		95.1%	90.9%
Venue at 8651		289	333	10/30/2015	875	809		92.8%	94.3%
Parc500		266	217	7/27/2016	1,254	1,179		94.9%	94.9%
The Colonnade		256	415	10/11/2016	719	685		93.3%	94.0%
Old Farm		697	734	12/29/2016	1,176	1,183		92.9%	92.6%
Stone Creek at Old Farm		186	190	12/29/2016	1,173	1,165		96.8%	94.7%
Hollister Place		246	260	2/1/2017	984	959		93.5%	95.0%
Rockledge Apartments		802	708	6/30/2017	1,186	1,149		94.6%	92.9%
Atera Apartments		334	380	10/25/2017	1,232	1,265		97.4%	92.1%
Cedar Pointe		224	210	8/24/2018	1,051	—	(4)	95.7%	—	(4)
Crestmont Reserve		199	242	9/26/2018	914	—	(4)	94.6%	—	(4)
Brandywine I & II		414	632	9/26/2018	957	—	(4)	93.8%	—	(4)
		11,028	12,555

*        Information is unaudited.

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2018 and 2017, divided by the total number of units, expressed as a percentage.
(3)	Property was classified as held for sale as of December 31, 2018.
(4)	Properties were acquired in 2018.

5. Real Estate Investments

As of December 31, 2018, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,319	$—	$—	$1,047	$14,696
Cutter's Point		3,330	13,347	—	—	1,320	17,997
Eagle Crest		5,450	22,969	—	—	1,563	29,982
Silverbrook		4,860	26,485	—	60	3,230	34,635
Edgewater at Sandy Springs		14,290	44,186	—	349	5,083	63,908
Beechwood Terrace		1,390	21,123	—	31	1,670	24,214
Willow Grove		3,940	10,829	—	—	1,231	16,000
Woodbridge		3,650	13,125	—	—	1,536	18,311
Abbington Heights		1,770	17,140	—	—	1,539	20,449
The Summit at Sabal Park		5,770	13,447	—	43	1,347	20,607
Courtney Cove		5,880	13,170	—	—	1,268	20,318
Radbourne Lake		2,440	22,138	—	72	1,536	26,186
Timber Creek		11,260	13,582	—	—	1,556	26,398
Belmont at Duck Creek		1,910	17,397	—	—	1,471	20,778
Sabal Palm at Lake Buena Vista		7,580	41,336	—	—	1,280	50,196
Cornerstone		1,500	30,513	—	—	1,885	33,898
The Preserve at Terrell Mill		10,170	49,091	—	57	4,843	64,161
The Ashlar		4,090	12,845	—	—	2,017	18,952
Heatherstone		2,320	8,132	—	—	1,199	11,651
Versailles		6,720	21,513	—	—	3,033	31,266
Seasons 704 Apartments		7,480	14,223	—	—	1,288	22,991
Madera Point		4,920	17,570	—	—	1,431	23,921
The Pointe at the Foothills		4,840	46,998	—	—	2,078	53,916
Venue at 8651		2,350	18,084	—	—	2,499	22,933
Parc500		3,860	20,692	—	37	2,600	27,189
The Colonnade		8,340	37,086	—	567	1,604	47,597
Old Farm		11,078	70,471	—	—	1,800	83,349
Stone Creek at Old Farm		3,493	19,394	—	—	467	23,354
Hollister Place		2,782	21,389	—	135	1,410	25,716
Rockledge Apartments		17,451	95,484	—	428	3,314	116,677
Atera Apartments		22,371	36,563	—	86	1,151	60,171
Cedar Pointe	(1)	2,371	23,458	600	16	441	26,886
Crestmont Reserve		4,124	19,544	687	—	504	24,859
Brandywine I & II		6,237	70,961	1,762	—	1,215	80,175
		202,347	935,604	3,049	1,881	61,456	1,204,337
Accumulated depreciation and amortization		—	(95,364)	(1,625)	—	(37,135)	(134,124)
Total Operating Properties		$202,347	$840,240	$1,424	$1,881	$24,321	$1,070,213

Held For Sale Property
Southpoint Reserve at Stoney Creek		6,120	11,319	—	—	787	18,226
Accumulated depreciation and amortization		—	(736)	—	—	(161)	(897)
Total Held For Sale Property		$6,120	$10,583	$—	$—	$626	$17,329

Total		$208,467	$850,823	$1,424	$1,881	$24,947	$1,087,542
(1)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018. The Company does not expect to complete a reverse 1031 Exchange of Cedar Pointe prior to February 20, 2019, the date which the master lease agreement with the EAT that directly owns Cedar Pointe terminates. As such, legal title to Cedar Pointe will transfer to the Company at a date no later than February 20, 2019. Upon the transfer of title, the entity that directly owns Cedar Pointe will no longer be considered a VIE.

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

Depreciation expense was $45.0 million, $39.9 million and $34.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization expense related to the Company’s intangible lease assets was $2.5 million, $8.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through December 31, 2018 is expected to be $1.4 million in 2019. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2018 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2018.

Acquisitions

The Company acquired three properties during the year ended December 31, 2018, as detailed in the table below (dollars in thousands). The Company acquired three properties for a combined purchase price of approximately $197.2 million during the year ended December 31, 2017. See Notes 3, 4 and 6 for additional information.

Property Name		Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Cedar Pointe		Antioch, Tennessee	August 24, 2018	$26,500	$17,300	210	100%
Crestmont Reserve		Dallas, Texas	September 26, 2018	24,680	12,061	242	100%
Brandywine I & II	(2)	Nashville, Tennessee	September 26, 2018	79,800	43,835	632	100%
				$130,980	$73,196	1,084
(1)	For additional information regarding the Company’s debt, see Note 6.
(2)	Brandywine I & II are two separate properties which the Company combined and operates as a single property.

Dispositions

The Company sold one property during the year ended December 31, 2018, as detailed in the table below (in thousands). The Company sold nine properties for approximately $228.1 million during the year ended December 31, 2017.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Timberglen	(2)	Dallas, Texas	January 31, 2018	$30,000	$29,553	$13,742
(1)	Represents sales price, net of closing costs.
(2)	The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen, at which time legal title to Atera Apartments transferred to the Company.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2018 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		4.18%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		4.18%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		4.18%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		4.18%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	52,000		4.18%	7/1/2024
Beechwood Terrace	(4)	Floating	84	23,365		3.94%	9/1/2025
Willow Grove	(3)	Floating	84	14,818		4.28%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		4.28%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		4.12%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		4.12%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		4.12%	7/1/2024
The Ashlar	(3)	Floating	84	14,520		4.12%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		4.12%	7/1/2024
Versailles	(3)	Floating	84	23,880		4.12%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		4.12%	7/1/2024
Madera Point	(3)	Floating	84	15,150		4.12%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		4.12%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		4.28%	7/1/2024
The Colonnade	(3)	Floating	84	28,093		4.18%	7/1/2024
Old Farm	(3)	Floating	84	52,886		4.18%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		4.18%	7/1/2024
Timber Creek	(5)	Floating	84	24,100		3.76%	10/1/2025
Radbourne Lake	(6)	Floating	84	20,000		3.79%	10/1/2025
Sabal Palm at Lake Buena Vista	(7)	Floating	84	42,100		3.80%	9/1/2025
Abbington Heights	(8)	Floating	84	16,920		3.75%	9/1/2025
Belmont at Duck Creek	(9)	Floating	84	17,760		3.89%	6/1/2025
Cornerstone	(10)	Fixed	120	22,227		4.24%	3/1/2023
Parc500	(11)	Fixed	120	15,483		4.49%	8/1/2025
Hollister Place	(12)	Floating	84	14,811		3.84%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		4.07%	7/1/2024
Atera Apartments	(13)	Floating	84	29,500		3.98%	11/1/2024
Cedar Pointe	(14)	Floating	84	17,300		3.85%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		3.68%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		3.68%	10/1/2025
				$832,324
Fair market value adjustment				632	(15)
Deferred financing costs, net of accumulated amortization of $1,781				(8,254)
				$824,702

Held For Sale Property
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,389		4.61%	1/1/2022
Deferred financing costs, net of accumulated amortization of $94				(71)
				$13,318
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of December 31, 2018 was 2.5027%.
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

(10)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of December 31, 2018, the total indebtedness secured by the property had a blended interest rate of 4.24%.

(11)	Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(12)

On September 28, 2018, the Company refinanced the existing floating rate mortgage of approximately $13.5 million. The Company accounted for the refinancing as a modification of a debt instrument. As such, the existing $0.1 million of net deferred financing costs related to the prior mortgage debt is included with the approximately $0.3 million of deferred financing costs incurred in connection with the modification. Such costs are recorded as a reduction from mortgages payable on the accompanying consolidated balance sheet as of December 31, 2018 and are amortized over the term of the new mortgage debt. See “Refinancings” below for additional information. Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(13)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The EAT that directly owned Atera Apartments was consolidated as a VIE at December 31, 2017. The Company completed the reverse portion of the 1031 Exchange of Atera Apartments with the sale of Timberglen on January 31, 2018, at which time legal title to Atera Apartments transferred to the Company. Upon the transfer of title, the entity that directly owns Atera Apartments was no longer considered a VIE.

(14)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018. The Company does not expect to complete a reverse 1031 Exchange of Cedar Pointe prior to February 20, 2019, the date which the master lease agreement with the EAT that directly owns Cedar Pointe terminates. As such, legal title to Cedar Pointe will transfer to the Company at a date no later than February 20, 2019. Upon the transfer of title, the entity that directly owns Cedar Pointe will no longer be considered a VIE.

(15)

The Company reflected a valuation adjustment on its fixed rate debt for Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

Refinancings. During the year ended December 31, 2018, the Company refinanced mortgages on seven properties, as detailed in the table below (dollars in thousands):

Property Name	Date of Refinance	Accounting Treatment	Write-off of Deferred Financing Costs (1)		Capitalized Deferred Financing Costs	Prepayment Penalties and Defeasance Costs (1)	Debt Modification and Other Extinguishment Costs (1)	Reduction in Spread (in basis points) (2)
Belmont at Duck Creek	6/1/2018	Extinguishment	$—	(3)	$293	$—	$—	79	(4)
Sabal Palm at Lake Buena Vista	8/20/2018	Extinguishment	228		442	371	—	51
Abbington Heights	8/21/2018	Extinguishment	—		105	446	202	4	(4)
Beechwood Terrace	8/31/2018	Extinguishment	405		100	202	196	24
Timber Creek	9/28/2018	Extinguishment	151		296	191	—	56
Radbourne Lake	9/28/2018	Extinguishment	144		266	189	—	52
Hollister Place	9/28/2018	Modification	—		141	135	87	90
			$928		$1,643	$1,534	$485	50	(5)
(1)	Included in loss on extinguishment of debt and modification costs on the accompanying consolidated statements of operations and comprehensive income.
(2)

For previous floating rate mortgages, represents the reduction in the borrowing spread from the previous mortgage to the current mortgage. For previous fixed-rate mortgages, represents the reduction in the borrowing rate from the previous mortgage to the current mortgage (using one-month LIBOR as of December 31, 2018).

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

(4)	Previous mortgage was an assumed fixed-rate loan.
(5)	Represents the weighted average reduction in the borrowing spreads.

During the year ended December 31, 2018, the Company sold one property and repaid the related mortgage loan that encumbered the property, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Timberglen	January 31, 2018	Floating	$17,226
(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 4.07% as of December 31, 2018 and 3.34% as of December 31, 2017. The increase between the periods is primarily related to an increase in one-month LIBOR of approximately 94 basis points to 2.5027% as of December 31, 2018 from 1.5643% as of December 31, 2017, partially offset by a weighted average reduction of 50 basis points in the borrowing spreads related to the seven mortgages the Company refinanced in 2018, as described above. As of December 31, 2018, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.17%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3388% for one-month LIBOR on its combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of the Company’s floating rate mortgage indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2018, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties. In connection with the three acquisitions and seven refinancings the Company completed in 2018, the Company escrowed approximately $1.2 million related to the Green Program.

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

The $60 Million Credit Facility was a full-term, interest-only facility with a 24-month term and was guaranteed by the Company. Interest accrued on the $60 Million Credit Facility at an interest rate of one-month LIBOR plus 2.00%. In November 2018, the Company, through the OP, used net proceeds from the 2018 Offering (as defined below) (see Note 8) to repay the $50.0 million outstanding under the $60 Million Credit Facility, which retired the credit facility. In connection with the repayment, the Company, through the OP, received a commitment fee rebate of approximately $0.8 million from KeyBank, which was previously capitalized as a deferred financing cost on the Company’s consolidated balance sheet as of September 30, 2018.

$30 Million Bridge Facility. On September 26, 2018, the Company, through the OP, entered into a $30.0 million bridge facility (the “$30 Million Bridge Facility”) with KeyBank and immediately drew $30.0 million to fund a portion of the purchase price of Brandywine I & II and Crestmont Reserve. The $30 Million Bridge Facility was a full-term, interest-only facility with a six-month term and was guaranteed by the Company. Interest accrued on the $30 Million Bridge Facility at an interest rate of one-month LIBOR plus 2.00%. In November 2018, the Company, through the OP, used net proceeds from the 2018 Offering to repay the $30.0 million outstanding under the $30 Million Bridge Facility, which retired the bridge facility. In connection with the repayment, the Company, through the OP, received a commitment fee rebate of approximately $0.3 million from KeyBank, which was previously capitalized as a deferred financing cost on the Company’s consolidated balance sheet as of September 30, 2018.

2017 Bridge Facility. On June 30, 2017, the Company, through the OP, entered into a $65.9 million bridge facility (the “2017 Bridge Facility”) with KeyBank. The 2017 Bridge Facility was a full-term, interest-only facility with an initial four-month term and was guaranteed by the Company. Interest accrued on the 2017 Bridge Facility at an interest rate of one-month LIBOR plus 3.75%. In July 2017, the Company used proceeds from the sale of Regatta Bay to pay down $11.3 million on the 2017 Bridge Facility. In October 2017, the Company used proceeds from the sale of four properties to pay down approximately $46.0 million on the 2017 Bridge Facility, bringing the outstanding balance to approximately $8.6 million, and also extended the maturity date to March 31, 2018. In February 2018, the Company used proceeds from the sale of Timberglen to pay the remaining $8.6 million outstanding on the 2017 Bridge Facility, which retired the bridge facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the years ended December 31, 2018, 2017 and 2016, the Company wrote-off deferred financing costs of approximately $1.4 million, $1.0 million and $0.7 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. For the years ended December 31, 2018, 2017 and 2016, amortization of deferred financing costs of approximately $1.7 million, $2.0 million and $1.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income.

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

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2018 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Total
2019	$716	$207	$923
2020	744	205	949
2021	782	219	1,001
2022	817	12,758	13,575
2023	20,598	—	20,598
Thereafter	808,667	—	808,667
Total	$832,324	$13,389	$845,713

7. Fair Value of Derivatives and Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2018 and 2017 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2018, 2017 and 2016, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $255.2 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.82%.

The changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the year ended December 31, 2018, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the years ended December 31, 2017 and 2016, the Company recorded approximately $0.3 million and $1.7 million, respectively, of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease to interest expense on the accompanying consolidated statements of operations and comprehensive income.

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

As of December 31, 2018, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2018, one-month LIBOR was 2.5027%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of December 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	12	$255,179

As of December 31, 2017, the Company had 16 interest rate cap derivatives, with a notional amount of $273.5 million, which were not designated as hedges in qualifying hedging relationships. As of December 31, 2016, the Company had 36 interest rate cap derivatives, with a notional amount of $578.3 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$18,141	$16,480	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	10	4	—	—
Total		$18,151	$16,484	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2018	2017 (1)	2016 (1)	OCI into income	2018	2017 (1)	2016 (1)	in income	2018	2017 *(2) (3)	2016 *(2)
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate products	$5,928	$2,967	$9,800	Interest expense	$3,997	$(1,416)	$(1,033)	Interest expense	$—	$124	$1,683
*	Includes amounts excluded from effectiveness testing.
(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.
(3)	Includes approximately $185,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.
	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2018	2017	2016
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate products	Interest expense	$(49)	$(19)	$(4)

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

Financial Instruments Not Carried at Fair Value

At December 31, 2018 and 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the years ended December 31, 2018, 2017 and 2016, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

On March 15, 2017, the Company filed a registration statement on Form S-3 (the “Registration Statement”), registering an indeterminate aggregate principal amount and number of securities of each identified class of securities therein up to a proposed aggregate offering price of $200,000,000, which may be offered from time to time in unspecified numbers and at indeterminate prices, as may be issued upon conversion, redemption, repurchase, exchange or exercise of any securities registered thereunder, including under any applicable anti-dilution provisions. The Registration Statement also covers an indeterminate number of securities that may become issuable as a result of stock splits, stock dividends or similar transactions relating to the securities registered thereunder.

On November 14, 2018, the Company issued 2,702,500 shares of common stock, par value $0.01 per share, at a public offering price of $33.00 per share (before underwriters’ discounts and offering costs) for gross proceeds of approximately $89.2 million (the “2018 Offering”). The common stock was offered and sold pursuant to a prospectus supplement, dated November 14, 2018, and a base prospectus, dated April 24, 2017, relating to the Registration Statement. The Company contributed the net proceeds from the 2018 Offering to the OP in exchange for 2,702,500 OP Units, and the OP in turn used a majority of the net proceeds to repay the $50.0 million outstanding under the $60 Million Credit Facility and the $30.0 million outstanding under the $30 Million Bridge Facility.

The following table contains summary information of the 2018 Offering:

Gross proceeds	$89,182,500
Common shares sold (1)	2,702,500
Public offering price per share	$33.00

Offering costs	876,800
Underwriters' discounts	3,523,500
Net proceeds	84,782,200
Average price per share	$31.37

(1)	Affiliates of the Adviser purchased 207,971 shares in the 2018 Offering. No underwriters’ discount applied to the purchase of such shares.

During the year ended December 31, 2018, the Company issued 130,511 shares of common stock pursuant to its long-term incentive plan and retired 382,941 shares of common stock it had repurchased pursuant to its share repurchase program (see “Share Repurchase Program” and “Long Term Incentive Plan” below).

As of December 31, 2018, the Company had 23,499,635 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program to up to $40.0 million and extended it by an additional two years to June 15, 2020. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the year ended December 31, 2018, the Company repurchased 382,941 shares of its common stock, par value $0.01 per share, at a total cost of approximately $9,672,000, or $25.26 per share. As of December 31, 2018, the Company had repurchased 737,458 shares of its common stock, par value $0.01 per share, at a total cost of approximately $16,694,000, or $22.64 per share.

Treasury Stock

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the year ended December 31, 2018, the Company retired 382,941 shares of its common stock held in treasury. As of December 31, 2018 and 2017, the Company had no shares of common stock held in treasury.

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved a long-term incentive plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering 2,100,000 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2016 LTIP. The 2016 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to four-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2018:

	2018
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	319,342		$21.52
Granted	275,795		23.57
Vested	(130,511)		21.28
Forfeited	—		—
Outstanding December 31,	464,626	(1)	$22.80

(1)

49,772 restricted stock units vest in August 2019. 69,529 restricted stock units vest in March 2019 and 69,530 restricted stock units vest in March 2020. 78,563 restricted stock units vest in February 2019 and 65,744 restricted stock units vest in each of February 2020, 2021 and 2022.

As of December 31, 2018, the Company had issued 240,768 shares of common stock under the 2016 LTIP. For the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $4.2 million, $3.1 million and $0.8 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income. As of December 31, 2018, the Company had recognized a liability of approximately $0.7 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2018	2017	2016
Numerator for earnings (loss) per share:
Net income (loss)	$(1,614)	$56,359	$25,888
Net income attributable to noncontrolling interests	—	2,836	4,006
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(5)	149	—
Net income (loss) attributable to common stockholders	$(1,609)	$53,374	$21,882

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	21,189	21,057	21,232
Denominator for basic earnings (loss) per share	21,189	21,057	21,232
Weighted average unvested restricted stock units	478	342	82
Denominator for diluted earnings per share	21,667	21,399	21,314

Earnings (loss) per weighted average common share:
Basic	$(0.08)	$2.53	$1.03
Diluted	$(0.08)	$2.49	$1.03

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

The following table sets forth the redeemable noncontrolling interests in the OP for the year ended December 31, 2018 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2017	$2,135
Net loss attributable to redeemable noncontrolling interests in the OP	(5)
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	6
Contributions from redeemable noncontrolling interests in the OP	180
Distributions to redeemable noncontrolling interests in the OP	(188)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	439
Redeemable noncontrolling interests in the OP, December 31, 2018	$2,567

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

		For the Year Ended December 31,
		2018	2017	2016
Fees incurred
Property management fees	(1)	$4,382	$4,330	$3,983
Construction supervision fees	(2)	1,076	869	885
Acquisition fees	(3)	348	675	589

Reimbursements
Payroll and benefits	(4)	14,100	15,344	15,586
Other reimbursements	(5)	2,200	1,982	2,078
(1)	Included in property management fees on the consolidated statements of operations and comprehensive income.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.

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

11. Related Party Transactions

Asset Management Fee

Until the BH Buyout on June 30, 2017, in accordance with the operating agreement of each entity that owns the properties, the Company earned an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee was equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the years ended December 31, 2017 and 2016, the properties incurred asset management fees to the Company of approximately $0.4 million and $0.7 million, respectively. Since the fees were paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because the Company’s previous joint venture partners owned a portion of each of a majority of the properties in the Portfolio, prior to the Company’s purchase of 100% of their joint venture interests, they absorbed their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive income in the net income attributable to noncontrolling interests.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2018, 2017 and 2016, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred advisory and administrative fees of $7.5 million, $7.4 million and $6.8 million, respectively. The amount paid for the years ended December 31, 2018, 2017 and 2016 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $2.1 million, $2.0 million and $1.4 million, respectively, of advisory and administrative fees incurred on New Assets.

For the year ended December 31, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eight properties acquired subsequent to October 2016, which totaled approximately $4.1 million. For the year ended December 31, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the five properties acquired subsequent to October 2016, which totaled approximately $2.4 million. For the year ended December 31, 2016, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the two properties acquired subsequent to October 2016, which totaled less than $0.1 million. The advisory and administrative fees waived by the Adviser for the years ended December 31, 2018, 2017 and 2016 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2018, 2017 and 2016, the Company paid approximately $0.3 million, $1.2 million and $0.6 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

On November 14, 2018, as part of the 2018 Offering, affiliates of the Adviser purchased 207,971 shares from the underwriters. The shares were purchased on the same terms as other investors at a public offering price of $33.00 per share. However, no underwriters’ discount applied to the purchase of such shares.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2018, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

13. Subsequent Events

Acquisition of Multifamily Properties

The Company acquired the following properties, structured as a reverse 1031 Exchange, as a portfolio (the “Phoenix Portfolio”) subsequent to December 31, 2018 (dollars in thousands) (unaudited):

Property Name	Location	Date of Acquisition	Purchase Price		Mortgage Debt		# Units	Effective Ownership
Bella Vista Apartment Homes	Phoenix, Arizona	January 28, 2019	$48,400		$29,040		248	100%
The Enclave Apartment Homes	Tempe, Arizona	January 28, 2019	41,800		25,322		204	100%
The Heritage Apartment Homes	Phoenix, Arizona	January 28, 2019	41,900		24,625		204	100%
			$132,100	(1)	$78,987	(2)	656
(1)

The Company used approximately $52.5 million of proceeds drawn under a credit facility (see “$75 Million Credit Facility” below) to fund a portion of the purchase price of the Phoenix Portfolio and planned value-add improvements to the Phoenix Portfolio.

(2)	Each of the first mortgages on the properties has an 84-month term and bears interest at a rate of one-month LIBOR plus 1.32%.

$75 Million Credit Facility

On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “$75 Million Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of the Phoenix Portfolio. The $75 Million Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the credit facility agreement, and is guaranteed by the Company.

Renewal of Advisory Agreement

On February 13, 2019, the Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term that expires on March 16, 2020.

Dividends Declared

On February 13, 2019, the Company’s board of directors declared a quarterly dividend of $0.275 per share, payable on March 29, 2019 to stockholders of record on March 15, 2019.

14. Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

		2018 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$35,057	$35,655	$36,495	$39,390
Net income (loss)		10,094	(1,666)	(5,260)	(4,782)

Net income (loss) attributable to common stockholders		10,064	(1,661)	(5,245)	(4,767)
Earnings (loss) per share - basic	(1)	0.48	(0.08)	(0.25)	(0.21)
Earnings (loss) per share - diluted	(1)	0.47	(0.08)	(0.25)	(0.21)

(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the loss per share amount calculated for the year ended December 31, 2018.

		2017 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$36,991	$35,234	$37,097	$34,913
Net income (loss)		(3,304)	9,930	54,076	(4,343)

Net income (loss) attributable to common stockholders		(3,616)	7,406	53,914	(4,330)
Earnings (loss) per share - basic	(1)	(0.17)	0.35	2.56	(0.21)
Earnings (loss) per share - diluted	(1)	(0.17)	0.34	2.53	(0.21)
(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the earnings per share amount calculated for the year ended December 31, 2017.

		2016 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$33,511	$33,657	$33,079	$32,601
Net income		291	16,596	8,825	176

Net income (loss) attributable to common stockholders		(15)	14,590	7,090	217
Earnings (loss) per share - basic	(1)	(0.00)	0.69	0.33	0.01
Earnings (loss) per share - diluted	(1)	(0.00)	0.69	0.33	0.01
(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the earnings per share amount calculated for the year ended December 31, 2016.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2018			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total (4)	Depreciation and Amortization (5) (6)	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$13,130	$2,330	$10,475	$12,805	$2,203	$2,330	$12,366	$14,696	$(2,774)	1/31/2014
Cutter's Point	Richardson, Texas	16,640	3,330	12,515	15,845	2,504	3,330	14,667	17,997	(3,252)	1/31/2014
Eagle Crest	Irving, Texas	29,510	5,450	21,875	27,325	3,311	5,450	24,532	29,982	(4,808)	1/31/2014
Silverbrook	Grand Prairie, Texas	30,590	4,860	25,540	30,400	5,028	4,860	29,775	34,635	(6,787)	1/31/2014
Edgewater at Sandy Springs	Atlanta, Georgia	52,000	14,290	43,710	58,000	7,838	14,290	49,618	63,908	(11,132)	7/18/2014
Beechwood Terrace	Antioch, Tennessee	23,365	1,390	20,010	21,400	3,223	1,390	22,824	24,214	(4,361)	7/21/2014
Willow Grove	Nashville, Tennessee	14,818	3,940	9,810	13,750	2,548	3,940	12,060	16,000	(2,651)	7/21/2014
Woodbridge	Nashville, Tennessee	13,677	3,650	12,350	16,000	2,645	3,650	14,661	18,311	(3,057)	7/21/2014
Abbington Heights	Antioch, Tennessee	16,920	1,770	16,130	17,900	2,949	1,770	18,679	20,449	(3,689)	8/1/2014
The Summit at Sabal Park	Tampa, Florida	13,560	5,770	13,280	19,050	1,961	5,770	14,837	20,607	(3,182)	8/20/2014
Courtney Cove	Tampa, Florida	13,680	5,880	13,070	18,950	1,799	5,880	14,438	20,318	(3,007)	8/20/2014
Radbourne Lake	Charlotte, North Carolina	20,000	2,440	21,810	24,250	2,588	2,440	23,746	26,186	(4,455)	9/30/2014
Timber Creek	Charlotte, North Carolina	24,100	11,260	11,490	22,750	4,447	11,260	15,138	26,398	(3,299)	9/30/2014
Belmont at Duck Creek	Garland, Texas	17,760	1,910	16,615	18,525	2,689	1,910	18,868	20,778	(3,577)	9/30/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	42,100	7,580	41,920	49,500	2,083	7,580	42,616	50,196	(6,818)	11/5/2014
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	13,389	6,120	10,880	17,000	1,718	6,120	12,106	18,226	(897)	12/18/2014
Cornerstone	Orlando, Florida	22,227	1,500	30,050	31,550	3,242	1,500	32,398	33,898	(5,440)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	42,480	10,170	47,830	58,000	7,975	10,170	53,991	64,161	(9,998)	2/6/2015
The Ashlar	Dallas, Texas	14,520	4,090	12,145	16,235	3,079	4,090	14,862	18,952	(3,049)	2/26/2015
Heatherstone	Dallas, Texas	8,880	2,320	7,130	9,450	2,409	2,320	9,331	11,651	(1,931)	2/26/2015
Versailles	Dallas, Texas	23,880	6,720	19,445	26,165	5,682	6,720	24,546	31,266	(4,600)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	17,460	7,480	13,520	21,000	2,392	7,480	15,511	22,991	(2,773)	4/15/2015
Madera Point	Mesa, Arizona	15,150	4,920	17,605	22,525	2,025	4,920	19,001	23,921	(3,088)	8/5/2015
The Pointe at the Foothills	Mesa, Arizona	34,800	4,840	47,435	52,275	3,074	4,840	49,076	53,916	(6,959)	8/5/2015
Venue at 8651	Fort Worth, Texas	13,734	2,350	16,900	19,250	4,194	2,350	20,583	22,933	(3,429)	10/30/2015
Parc500	West Palm Beach, Florida	15,483	3,860	19,424	23,284	4,396	3,860	23,329	27,189	(2,705)	7/27/2016
The Colonnade	Phoenix, Arizona	28,093	8,340	36,520	44,860	3,460	8,340	39,257	47,597	(3,548)	10/11/2016
Old Farm	Houston, Texas	52,886	11,078	73,986	85,064	1,639	11,078	72,271	83,349	(5,772)	12/29/2016
Stone Creek at Old Farm	Houston, Texas	15,274	3,493	19,937	23,430	496	3,493	19,861	23,354	(1,574)	12/29/2016
Hollister Place	Houston, Texas	14,811	2,782	21,902	24,684	1,964	2,782	22,934	25,716	(1,863)	2/1/2017
S-1

Rockledge Apartments	Marietta, Georgia	68,100	17,451	96,577	114,028	5,670	17,451	99,226	116,677	(5,886)	6/30/2017
Atera Apartments	Dallas, Texas	29,500	22,371	37,090	59,461	2,050	22,371	37,800	60,171	(1,802)	10/25/2017
Cedar Pointe	Antioch, Tennessee	17,300	2,371	24,410	26,781	105	2,371	24,515	26,886	(716)	8/24/2018
Crestmont Reserve	Dallas, Texas	12,061	4,124	20,667	24,791	68	4,124	20,735	24,859	(553)	9/26/2018
Brandywine I & II	Nashville, Tennessee	43,835	6,237	73,870	80,107	68	6,237	73,938	80,175	(1,589)	9/26/2018
		$845,713	$208,467	$937,923	$1,146,390	$103,522	$208,467	$1,014,096	$1,222,563	$(135,021)
(1)	Encumbrances includes mortgage debt.
(2)

Includes gross intangible lease assets of approximately $30.4 million and buildings, improvements and furniture, fixtures and equipment of approximately $907.5 million, which includes total acquisition costs of approximately $2.4 million incurred on the acquisitions of The Colonnade, Old Farm, Stone Creek at Old Farm, Hollister Place, Rockledge Apartments, Atera Apartments, Cedar Pointe, Crestmont Reserve and Brandywine I & II and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt in connection with the acquisition of Parc500.

(3)	Includes gross intangible lease assets of approximately $3.0 million, construction in progress of approximately $1.9 million, and furniture, fixtures and equipment of approximately $62.2 million.
(4)	The aggregate cost, net of accumulated depreciation, for Federal income tax purposes as of December 31, 2018 was approximately $0.9 billion (unaudited).
(5)	Includes accumulated amortization of intangible lease assets of approximately $1.6 million.
(6)

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives. The estimated useful life to compute depreciation for buildings is 30 years, for improvements is 15 years, and for furniture, fixtures and equipment is three years. The estimated useful life to compute amortization for intangible lease assets is six months.

S-2

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Real Estate:
Balance, beginning of year	$1,082,805	$1,029,349	$942,755
Additions:
Real estate acquired	131,679	198,173	176,638
Improvements	28,809	25,748	24,956
Deductions:
Real estate sold	(18,311)	(160,250)	(112,427)
Write-off of fully amortized assets and other	(2,419)	(10,215)	(2,573)
Balance, end of year	$1,222,563	$1,082,805	$1,029,349

Accumulated Depreciation and Amortization:
Balance, beginning of year	$91,649	$66,312	$39,873
Depreciation expense	45,002	39,812	34,265
Amortization expense	2,468	8,940	1,379
Accumulated depreciation on sales	(2,500)	(14,199)	(6,632)
Write-off of fully amortized assets and other	(1,598)	(9,216)	(2,573)
Balance, end of year	$135,021	$91,649	$66,312

S-3