Form 10-Q
period 2019-03-31
NexPoint Residential Trust, Inc.
filed 2019-04-30
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 30, 2019, the registrant had 23,643,277 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2019

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

ii

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
•

any other risks included under Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2019 (our “Annual Report”).

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

iii

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$231,170	$202,347
Buildings and improvements	1,038,797	935,604
Intangible lease assets	2,438	3,049
Construction in progress	1,594	1,881
Furniture, fixtures, and equipment	66,661	61,456
Total Gross Operating Real Estate Investments	1,340,660	1,204,337
Accumulated depreciation and amortization	(146,473)	(134,124)
Total Net Operating Real Estate Investments	1,194,187	1,070,213
Real estate held for sale, net of accumulated depreciation of $897 and $897, respectively	17,347	17,329
Total Net Real Estate Investments	1,211,534	1,087,542
Cash and cash equivalents	20,536	19,864
Restricted cash	17,747	23,265
Accounts receivable	3,418	3,340
Prepaid and other assets	3,807	9,058
Fair market value of interest rate swaps	12,467	18,141
TOTAL ASSETS	$1,269,509	$1,161,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$903,143	$824,702
Mortgages payable held for sale, net	13,269	13,318
Credit facility, net	51,910	—
Accounts payable and other accrued liabilities	5,795	5,765
Accrued real estate taxes payable	5,480	12,607
Accrued interest payable	3,210	2,852
Security deposit liability	1,955	1,889
Prepaid rents	1,616	1,482
Total Liabilities	986,378	862,615

Redeemable noncontrolling interests in the Operating Partnership	2,808	2,567

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 23,643,277 and 23,499,635 shares issued and outstanding, respectively	235	234
Additional paid-in capital	286,580	285,511
Accumulated earnings less dividends	(17,891)	(6,764)
Accumulated other comprehensive income	11,399	17,047
Total Stockholders' Equity	280,323	296,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,269,509	$1,161,210

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$36,322	$30,573
Other income	5,169	4,484
Total revenues	41,491	35,057
Expenses
Property operating expenses	9,639	8,877
Real estate taxes and insurance	5,758	4,856
Property management fees (1)	1,240	1,054
Advisory and administrative fees (2)	1,850	1,838
Corporate general and administrative expenses	2,233	1,813
Property general and administrative expenses	1,658	1,547
Depreciation and amortization	15,398	11,372
Total expenses	37,776	31,357
Operating income before gain on sales of real estate	3,715	3,700
Gain on sales of real estate	—	13,742
Operating income	3,715	17,442
Interest expense	(8,088)	(6,797)
Loss on extinguishment of debt and modification costs	—	(551)
Net income (loss)	(4,373)	10,094
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(13)	30
Net income (loss) attributable to common stockholders	$(4,360)	$10,064
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(5,665)	7,761
Total comprehensive income (loss)	(10,038)	17,855
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(30)	53
Comprehensive income (loss) attributable to common stockholders	$(10,008)	$17,802

Weighted average common shares outstanding - basic	23,550	20,987
Weighted average common shares outstanding - diluted	24,044	21,430

Earnings (loss) per share - basic	$(0.19)	$0.48
Earnings (loss) per share - diluted	$(0.19)	$0.47

Dividends declared per common share	$0.275	$0.250

(1)

Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (see Note 10).

(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$296,028
Net loss attributable to common stockholders					—	(4,360)	—	—	(4,360)
Vesting of stock-based compensation			143,642	1	1,069	—	—	—	1,070
Common stock dividends declared					—	(6,641)	—	—	(6,641)
Other comprehensive loss					—	—	(5,648)	—	(5,648)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership					—	(126)	—	—	(126)
Balances, March 31, 2019	—	$—	23,643,277	$235	$286,580	$(17,891)	$11,399	$—	$280,323

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$19,288	$13,719		$239,444
Cumulative effect upon adoption of ASU 2017-12 (see Note 2)						(1,403)	1,403		—
Net income attributable to common stockholders					—	10,064	—	—	10,064
Repurchase of common stock					—	—	—	(5,058)	(5,058)
Retirement of common stock held in treasury			(203,953)	(2)	(5,056)	—	—	5,058	—
Vesting of stock-based compensation			80,743	1	914	—	—	—	915
Common stock dividends declared					—	(5,380)	—	—	(5,380)
Other comprehensive income					—	—	7,738	—	7,738
Balances, March 31, 2018	—	$—	20,926,355	$209	$202,085	$22,569	$22,860	$—	$247,723

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(4,373)	$10,094
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	—	(13,742)
Depreciation and amortization	15,398	11,372
Amortization/write-off of deferred financing costs	432	768
Change in fair value on derivative instruments included in interest expense	(1,854)	(349)
Net cash received on derivative settlements	1,810	331
Amortization/write-off of fair market value adjustment of assumed debt	(24)	(51)
Vesting of stock-based compensation	1,070	915
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	5,333	(1,036)
Operating liabilities	(6,416)	(5,171)
Net cash provided by operating activities	11,376	3,131

Cash flows from investing activities
Net proceeds from sales of real estate	—	29,553
Additions to real estate investments	(6,897)	(6,830)
Acquisitions of real estate investments	(132,482)	—
Net cash provided by (used in) investing activities	(139,379)	22,723

Cash flows from financing activities
Mortgage proceeds received	78,987	—
Mortgage payments	(238)	(17,929)
Credit facilities proceeds received	52,500	—
Bridge facility payments	—	(8,597)
Deferred financing costs paid	(1,355)	—
Interest rate cap fees paid	(20)	—
Repurchase of common stock	—	(5,058)
Dividends paid to common stockholders	(6,717)	(5,325)
Net cash provided by (used in) financing activities	123,157	(36,909)

Net decrease in cash, cash equivalents and restricted cash	(4,846)	(11,055)
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$38,283	$32,193

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,176	$6,683
Prepayment penalties	—	172
Supplemental Disclosure of Noncash Activities

Capitalized construction costs included in accounts payable and other accrued liabilities	1,542	1,150
Change in fair value on derivative instruments designated as hedges	(5,665)	7,761
Other assets acquired from acquisitions	87	—
Liabilities assumed from acquisitions	271	—
Increase in dividends payable on restricted stock units	(76)	55

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2019, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2019.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 and notes thereto included in its annual report on Form 10-K filed with the SEC on February 19, 2019.

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

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, and pets, administrative, application and other fees and are recognized when earned.  The Company implemented the provisions of ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as of January 1, 2019 using the modified retrospective approach.  The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

Purchase Price Allocation

Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2019 and 2018.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2019, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2019. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

Accounting Pronouncements Adopted in the Current Year

In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Entities are allowed to use either the full or modified retrospective approach when transitioning to the ASU. The Company implemented the provisions of ASU 2014-09 as of January 1, 2019 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company implemented the provisions of ASU 2016-01 as of January 1, 2019, and it did not have a material impact on the Company’s consolidated financial statements as the Company does not, nor does it expect to, have a material amount of financial assets or financial liabilities that would be subject to the provisions of ASU 2016-01.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. The emerging growth company transition period ends December 31, 2020, or if the Company’s public float exceeds $700 million at June 30, 2019, the transition period ends at December 31, 2019.  At the point the transition period ends, the Company will follow the adoption criteria for public companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. The Company may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act. The following recent accounting pronouncements reflect effective dates that delay the adoption until those standards would otherwise apply to private companies.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company expects to implement the provisions of ASU 2016-02 as of January 1, 2020. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. For lessors, accounting for leases under the new standard will be substantially the same as existing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

3. Investments in Subsidiaries

The Company conducts its operations through the OP, which owns the properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. In connection with its indirect equity investments in the properties acquired, the Company, through the OP and the TRS, directly or indirectly holds 100% of the membership interests in SPEs that directly own the properties. All of the properties the Company has acquired are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

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

As of March 31, 2019, the Company, through the OP and the wholly owned TRS, owned 38 properties through single-asset LLCs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the single-asset LLCs that directly own the title to each property as of March 31, 2019 and December 31, 2018:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	March 31, 2019	December 31, 2018
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Eagle Crest		Irving, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	100%	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%	100%
Willow Grove		Nashville, Tennessee	2014	100%	100%
Woodbridge		Nashville, Tennessee	2014	100%	100%
Abbington Heights		Antioch, Tennessee	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Belmont at Duck Creek		Garland, Texas	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
The Ashlar		Dallas, Texas	2015	100%	100%
Heatherstone		Dallas, Texas	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
The Pointe at the Foothills		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Colonnade		Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments	(2)	Dallas, Texas	2017	100%	100%
Cedar Pointe	(3)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista	(4)	Phoenix, Arizona	2019	100%	—	(5)
The Enclave	(4)	Tempe, Arizona	2019	100%	—	(5)
The Heritage	(4)	Phoenix, Arizona	2019	100%	—	(5)

(1)	Property was classified as held for sale as of March 31, 2019.
(2)

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

(3)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owns Cedar Pointe was no longer considered a VIE.

(4)

The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  Legal title will transfer to the Company upon completion of the reverse 1031 Exchange or July 27, 2019, whichever comes first.  Upon the transfer of title, the EAT that directly owned these properties will no longer be considered a VIE.

(5)	Properties were acquired in 2019; therefore, no ownership as of December 31, 2018.

4. Real Estate Investments Statistics

As of March 31, 2019, the Company was invested in a total of 38 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of			% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Arbors on Forest Ridge		155	210	1/31/2014	$868	$870		94.8%	95.2%
Cutter's Point		198	196	1/31/2014	1,117	1,109		93.9%	95.4%
Eagle Crest		396	447	1/31/2014	932	922		94.0%	94.9%
Silverbrook		526	642	1/31/2014	848	835		94.9%	94.9%
Edgewater at Sandy Springs		727	760	7/18/2014	964	950		93.2%	94.1%
Beechwood Terrace		272	300	7/21/2014	935	933		93.0%	93.7%
Willow Grove		229	244	7/21/2014	981	960		94.7%	95.1%
Woodbridge		247	220	7/21/2014	1,039	1,028		90.9%	94.1%
Abbington Heights		239	274	8/1/2014	878	889		90.9%	92.0%
The Summit at Sabal Park		205	252	8/20/2014	959	955		93.7%	94.4%
Courtney Cove		225	324	8/20/2014	907	895		93.5%	95.7%
Radbourne Lake		247	225	9/30/2014	1,094	1,082		96.0%	96.0%
Timber Creek		248	352	9/30/2014	857	847		94.6%	92.6%
Belmont at Duck Creek		198	240	9/30/2014	1,040	1,030		95.4%	92.1%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,262	1,255		96.0%	96.5%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,107	1,093		95.5%	98.1%
Cornerstone		318	430	1/15/2015	1,029	1,007		93.0%	94.2%
The Preserve at Terrell Mill		692	752	2/6/2015	936	921		92.2%	94.8%
The Ashlar		206	264	2/26/2015	864	859		89.8%	94.3%
Heatherstone		116	152	2/26/2015	862	874		90.1%	94.7%
Versailles		301	388	2/26/2015	892	884		91.0%	96.4%
Seasons 704 Apartments		217	222	4/15/2015	1,130	1,130		95.5%	96.8%
Madera Point		193	256	8/5/2015	880	866		97.3%	94.5%
The Pointe at the Foothills		473	528	8/5/2015	882	859		95.5%	95.1%
Venue at 8651		289	333	10/30/2015	882	875		93.7%	92.8%
Parc500		266	217	7/27/2016	1,265	1,254		96.3%	94.9%
The Colonnade		256	415	10/11/2016	728	719		91.6%	93.3%
Old Farm		697	734	12/29/2016	1,172	1,176		91.8%	92.9%
Stone Creek at Old Farm		186	190	12/29/2016	1,181	1,173		96.8%	96.8%
Hollister Place		246	260	2/1/2017	990	984		91.2%	93.5%
Rockledge Apartments		802	708	6/30/2017	1,205	1,186		94.6%	94.6%
Atera Apartments		334	380	10/25/2017	1,233	1,232		93.4%	97.4%
Cedar Pointe		224	210	8/24/2018	1,050	1,051		92.9%	95.7%
Crestmont Reserve		199	242	9/26/2018	911	914		90.1%	94.6%
Brandywine I & II		414	632	9/26/2018	965	957		93.0%	93.8%
Bella Vista		243	248	1/28/2019	1,218	—	(4)	94.8%	—	(4)
The Enclave		194	204	1/28/2019	1,261	—	(4)	97.1%	—	(4)
The Heritage		199	204	1/28/2019	1,233	—	(4)	96.6%	—	(4)
		11,664	13,211

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2019 and December 31, 2018, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2019 and December 31, 2018, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2019 and December 31, 2018, divided by the total number of units, expressed as a percentage.
(3)	Property was classified as held for sale as of March 31, 2019.
(4)	Properties were acquired in 2019.

5. Real Estate Investments

As of March 31, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,325	$—	$—	$1,088	$14,743
Cutter's Point		3,330	13,354	—	—	1,400	18,084
Eagle Crest		5,450	23,039	—	422	1,604	30,515
Silverbrook		4,860	26,834	—	—	3,321	35,015
Edgewater at Sandy Springs		14,290	44,572	—	—	5,254	64,116
Beechwood Terrace		1,390	21,319	—	—	1,789	24,498
Willow Grove		3,940	10,840	—	—	1,287	16,067
Woodbridge		3,650	13,141	—	—	1,607	18,398
Abbington Heights		1,770	17,173	—	—	1,578	20,521
The Summit at Sabal Park		5,770	13,547	—	—	1,416	20,733
Courtney Cove		5,880	13,186	—	65	1,315	20,446
Radbourne Lake		2,440	22,300	—	—	1,584	26,324
Timber Creek		11,260	13,766	—	—	1,781	26,807
Belmont at Duck Creek		1,910	17,424	—	—	1,498	20,832
Sabal Palm at Lake Buena Vista		7,580	41,422	—	—	1,341	50,343
Cornerstone		1,500	30,522	—	—	2,018	34,040
The Preserve at Terrell Mill		10,170	49,125	—	6	5,190	64,491
The Ashlar		4,090	12,852	—	—	2,105	19,047
Heatherstone		2,320	8,137	—	—	1,222	11,679
Versailles		6,720	21,519	—	—	3,103	31,342
Seasons 704 Apartments		7,480	14,225	—	—	1,323	23,028
Madera Point		4,920	17,577	—	—	1,472	23,969
The Pointe at the Foothills		4,840	47,000	—	—	2,154	53,994
Venue at 8651		2,350	18,106	—	—	2,597	23,053
Parc500		3,860	20,780	—	—	2,680	27,320
The Colonnade		8,340	37,242	—	653	1,726	47,961
Old Farm		11,078	70,496	—	—	1,884	83,458
Stone Creek at Old Farm		3,493	19,403	—	—	487	23,383
Hollister Place		2,782	21,629	—	—	1,601	26,012
Rockledge Apartments		17,451	95,847	—	29	3,690	117,017
Atera Apartments		22,371	36,664	—	29	1,216	60,280
Cedar Pointe	(1)	2,372	23,537	—	41	561	26,511
Crestmont Reserve		4,124	19,653	—	105	568	24,450
Brandywine I & II		6,236	71,432	—	244	1,500	79,412
Bella Vista	(2)	10,942	36,124	919	—	640	48,625
The Enclave	(2)	11,046	29,654	769	—	523	41,992
The Heritage	(2)	6,835	34,031	750	—	538	42,154
		231,170	1,038,797	2,438	1,594	66,661	1,340,660
Accumulated depreciation and amortization		—	(104,468)	(813)	—	(41,192)	(146,473)
Total Operating Properties		$231,170	$934,329	$1,625	$1,594	$25,469	$1,194,187

Held For Sale Property
Southpoint Reserve at Stoney Creek		6,120	11,319	—	—	805	18,244
Accumulated depreciation and amortization		—	(736)	—	—	(161)	(897)
Total Held For Sale Property		$6,120	$10,583	$—	$—	$644	$17,347

Total		$237,290	$944,912	$1,625	$1,594	$26,113	$1,211,534

(1)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owns Cedar Pointe was no longer considered a VIE.

(2)

The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  Legal title will transfer to the Company upon completion of the reverse 1031 Exchange or July 27, 2019, whichever comes first.  Upon the transfer of title, the EAT that directly owned these properties will no longer be considered a VIE.

As of December 31, 2018, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,319	$—	$—	$1,047	$14,696
Cutter's Point		3,330	13,347	—	—	1,320	17,997
Eagle Crest		5,450	22,969	—	—	1,563	29,982
Silverbrook		4,860	26,485	—	60	3,230	34,635
Edgewater at Sandy Springs		14,290	44,186	—	349	5,083	63,908
Beechwood Terrace		1,390	21,123	—	31	1,670	24,214
Willow Grove		3,940	10,829	—	—	1,231	16,000
Woodbridge		3,650	13,125	—	—	1,536	18,311
Abbington Heights		1,770	17,140	—	—	1,539	20,449
The Summit at Sabal Park		5,770	13,447	—	43	1,347	20,607
Courtney Cove		5,880	13,170	—	—	1,268	20,318
Radbourne Lake		2,440	22,138	—	72	1,536	26,186
Timber Creek		11,260	13,582	—	—	1,556	26,398
Belmont at Duck Creek		1,910	17,397	—	—	1,471	20,778
Sabal Palm at Lake Buena Vista		7,580	41,336	—	—	1,280	50,196
Cornerstone		1,500	30,513	—	—	1,885	33,898
The Preserve at Terrell Mill		10,170	49,091	—	57	4,843	64,161
The Ashlar		4,090	12,845	—	—	2,017	18,952
Heatherstone		2,320	8,132	—	—	1,199	11,651
Versailles		6,720	21,513	—	—	3,033	31,266
Seasons 704 Apartments		7,480	14,223	—	—	1,288	22,991
Madera Point		4,920	17,570	—	—	1,431	23,921
The Pointe at the Foothills		4,840	46,998	—	—	2,078	53,916
Venue at 8651		2,350	18,084	—	—	2,499	22,933
Parc500		3,860	20,692	—	37	2,600	27,189
The Colonnade		8,340	37,086	—	567	1,604	47,597
Old Farm		11,078	70,471	—	—	1,800	83,349
Stone Creek at Old Farm		3,493	19,394	—	—	467	23,354
Hollister Place		2,782	21,389	—	135	1,410	25,716
Rockledge Apartments		17,451	95,484	—	428	3,314	116,677
Atera Apartments		22,371	36,563	—	86	1,151	60,171
Cedar Pointe	(1)	2,371	23,458	600	16	441	26,886
Crestmont Reserve		4,124	19,544	687	—	504	24,859
Brandywine I & II		6,237	70,961	1,762	—	1,215	80,175
		202,347	935,604	3,049	1,881	61,456	1,204,337
Accumulated depreciation and amortization		—	(95,364)	(1,625)	—	(37,135)	(134,124)
Total Operating Properties		$202,347	$840,240	$1,424	$1,881	$24,321	$1,070,213

Held For Sale Properties
Southpoint Reserve at Stoney Creek		6,120	11,319	—	—	787	18,226
Accumulated depreciation and amortization		—	(736)	—	—	(161)	(897)
Total Held For Sale Properties		$6,120	$10,583	$—	$—	$626	$17,329

Total		$208,467	$850,823	$1,424	$1,881	$24,947	$1,087,542
(1)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owns Cedar Pointe was no longer considered a VIE.

Depreciation expense was $13.2 million and $10.7 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization expense related to the Company’s intangible lease assets was $2.2 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through March 31, 2019 is expected to be $1.6 million for the remainder of the year ended December 31, 2019. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2018 has been fully amortized and the assets and related accumulated amortization have been written off as of March 31, 2019.

Acquisitions

The Company acquired three properties during the three months ended March 31, 2019, as detailed in the table below (dollars in thousands); there were no acquisitions of real estate during the three months ended March 31, 2018.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Bella Vista	Phoenix, Arizona	January 28, 2019	$48,400	$29,040	248	100%
The Enclave	Tempe, Arizona	January 28, 2019	41,800	25,322	204	100%
The Heritage	Phoenix, Arizona	January 28, 2019	41,900	24,625	204	100%
			$132,100	$78,987	656
(1)	For additional information regarding the Company’s debt, see Note 6.

Dispositions

There were no sales of real estate during the three months ended March 31, 2019. The Company sold one property for approximately $30.0 million during the three months ended March 31, 2018.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2019 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		4.17%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		4.17%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		4.17%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		4.17%	7/1/2024
Edgewater at Sandy Springs	(3)	Floating	84	52,000		4.17%	7/1/2024
Beechwood Terrace	(3)	Floating	84	23,365		3.93%	9/1/2025
Willow Grove	(3)	Floating	84	14,818		4.27%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		4.27%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		4.11%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		4.11%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		4.11%	7/1/2024
The Ashlar	(3)	Floating	84	14,520		4.11%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		4.11%	7/1/2024
Versailles	(3)	Floating	84	23,880		4.11%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		4.11%	7/1/2024
Madera Point	(3)	Floating	84	15,150		4.11%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		4.11%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		4.27%	7/1/2024
The Colonnade	(3)	Floating	84	28,093		4.17%	7/1/2024
Old Farm	(3)	Floating	84	52,886		4.17%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		4.17%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		3.75%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		3.78%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		3.79%	9/1/2025
Abbington Heights	(3)	Floating	84	16,920		3.74%	9/1/2025
Belmont at Duck Creek	(3)	Floating	84	17,760		3.88%	6/1/2025
Cornerstone	(4)	Fixed	120	22,112		4.24%	3/1/2023
Parc500	(5)	Fixed	120	15,416		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		3.83%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		4.06%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		3.97%	11/1/2024
Cedar Pointe	(6)	Floating	84	17,300		3.84%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		3.67%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		3.67%	10/1/2025
Bella Vista	(7)	Floating	84	29,040		3.81%	2/1/2026
The Enclave	(7)	Floating	84	25,322		3.81%	2/1/2026
The Heritage	(7)	Floating	84	24,625		3.81%	2/1/2026
				$911,129
Fair market value adjustment				608	(8)
Deferred financing costs, net of accumulated amortization of $2,154				(8,594)
				$903,143

Held For Sale Property
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,334		4.60%	1/1/2022
Deferred financing costs, net of accumulated amortization of $100				(65)
				$13,269

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of March 31, 2019 was 2.4945%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of March 31, 2019, the total indebtedness secured by the property had a blended interest rate of 4.24%.

(5)	Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(6)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%.  Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.  The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owns Cedar Pointe was no longer considered a VIE.

(7)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019. Legal title will transfer to the Company upon completion of the reverse 1031 Exchange or July 27, 2019, whichever comes first. Upon the transfer of title, the EAT that directly owned these properties will no longer be considered a VIE.

(8)

The Company reflected a valuation adjustment on its fixed rate debt for Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of the Company’s mortgage indebtedness was 4.04% as of March 31, 2019 and 4.07% as of December 31, 2018. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 1 basis points to 2.4945% as of March 31, 2019 from 2.5027% as of December 31, 2018. As of March 31, 2019, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.22%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3388% for one-month LIBOR on its combined $650.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $650.0 million of the Company’s floating rate mortgage indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2019, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties. In connection with the three acquisitions and seven refinancings the Company completed in 2018, the Company escrowed approximately $1.2 million related to the Green Program.  In connection with the three purchases in 2019, the Company escrowed approximately $0.5 million related to the Green Program.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of March 31, 2019 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
$75 Million Credit Facility	Floating	24	$52,500	4.74%	1/28/2021
Deferred financing costs, net of accumulated amortization of $54			(590)
			$51,910

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of March 31, 2019 was 2.4945%.

$75 Million Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “$75 Million Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The $75 Million Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the credit facility agreement, and is guaranteed by the Company.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement (i.e. a 10% or greater difference in the cash flows between instruments), any unamortized costs and fair market value adjustments related to the original debt are charged to loss on extinguishment of debt and modification costs. For the three months ended March 31, 2019 and 2018, the Company wrote-off deferred financing costs of approximately $0.0 million and $0.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. For the three months ended March 31, 2019 and 2018, amortization of deferred financing costs of approximately $0.4 million and $0.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income.

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2019 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2019	$535	$163	—	$698
2020	744	239	—	983
2021	782	258	52,500	53,540
2022	817	12,674	—	13,491
2023	20,598	—	—	20,598
Thereafter	887,653	—	—	887,653
Total	$911,129	$13,334	$52,500	$976,963

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2019 and December 31, 2018 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the three months ended March 31, 2019 and 2018, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $310.0 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.81%.

The changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the three months ended March 31, 2019, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the three months ended March 31, 2019 and 2018, the Company recorded no gain/(loss) related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease/(increase) to interest expense on the accompanying consolidated statements of operations and comprehensive income.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into seven interest rate swap transactions with KeyBank National Association (“KeyBank”) (the “Counterparty”) with a combined notional amount of $650.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3388%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of March 31, 2019, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2019, one-month LIBOR was 2.4945%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of March 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	13	$310,028

As of March 31, 2018, the Company had 11 interest rate cap derivatives, with a notional amount of $177.3 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$12,467	$18,141	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	4	10	—	—
Total		$12,471	$18,151	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2019	2018		OCI into income	2019	2018		in income	2019	2018
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate products	$(3,785)	$8,100	(1)	Interest expense	$1,880	$339	(1)	Interest expense	$—	$—	(2)

(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2019	2018
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate products	Interest expense	$(26)	$10

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

Financial Instruments Not Carried at Fair Value

At March 31, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the three months ended March 31, 2019 and 2018, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2019, the Company issued 143,642 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of March 31, 2019, the Company had 23,643,277 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program to up to $40.0 million and extended it by an additional two years to June 15, 2020. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock. As of March 31, 2019, the Company had repurchased 737,458 shares of its common stock, par value $0.01 per share, at a total cost of approximately $16,694,000, or $22.64 per share.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser.  On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2019:

	2019
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	464,626
Granted	186,662		37.50
Vested	(148,091)	(1)	23.10
Forfeited	—		—
Outstanding March 31,	503,197	(2)	$28.17

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 143,642 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

(2)

49,772 restricted stock units vest in August 2019, 110,314 vest in February 2020, 69,530 vest in March 2020, 101,266 vest in February 2021, 101,265 vest in February 2022, 35,523 vest in February 2023 and 35,527 vest in February 2024.

As of March 31, 2019, the Company had issued 384,410 shares of common stock under the 2016 LTIP. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $1.2 million and $0.9 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income. As of March 31, 2019, the Company had recognized a liability of approximately $0.6 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc., pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program.  The Company had not commenced any sales through the ATM Program as of March 31, 2019.  The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income (loss) attributable to redeemable noncontrolling interests in the OP in the accompanying consolidated statements of operations and comprehensive income. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Numerator for earnings (loss) per share:
Net income (loss)	$(4,373)	$10,094
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(13)	30
Net income (loss) attributable to common stockholders	$(4,360)	$10,064

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	23,550	20,987
Denominator for basic earnings (loss) per share	23,550	20,987
Weighted average unvested restricted stock units	494	443
Denominator for diluted earnings per share	24,044	21,430

Earnings (loss) per weighted average common share:
Basic	$(0.19)	$0.48
Diluted	$(0.19)	$0.47

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

In connection with the issuance of OP Units to BH Equity on August 1, 2017, the Company and the OP amended the partnership agreement of the OP (the “Amendment”). Pursuant to the Amendment, limited partners holding OP Units have the right to cause the OP to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the OP), provided that such OP Units have been outstanding for at least one year. The Company, through the OP GP, as the general partner of the OP may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (one share of common stock of the Company for each OP Unit), as defined in the partnership agreement of the OP. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be “integrated” with any other distribution of the Company’s common stock for purposes of complying with the Securities Act. Accordingly, the Company records the OP Units held by noncontrolling limited partners outside of permanent equity and reports the OP Units at the greater of their carrying value or their redemption value using the Company’s stock price at each balance sheet date.

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2019 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2018	$2,567
Net loss attributable to redeemable noncontrolling interests in the OP	(13)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(17)
Contributions from redeemable noncontrolling interests in the OP	181
Distributions to redeemable noncontrolling interests in the OP	(36)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	126
Redeemable noncontrolling interests in the OP, March 31, 2019	$2,808

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2019 and 2018 (in thousands):

		For the Three Months Ended March 31,
		2019	2018
Fees incurred
Property management fees	(1)	$1,240	$1,054
Construction supervision fees	(2)	224	287
Acquisition fees	(3)	308	—

Reimbursements
Payroll and benefits	(4)	4,311	3,788
Other reimbursements	(5)	633	461

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income.
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

The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million (the “Contributed Assets Cap”) (see “Expense Cap” below).

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2019 and 2018, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended March 31, 2019 and 2018, the Company incurred advisory and administrative fees of $1.8 million and $1.8 million, respectively. The amount paid for the three months ended March 31, 2019 and 2018 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets.

For the three months ended March 31, 2019, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eleven properties acquired subsequent to October 2016, which totaled approximately $1.6 million and are considered to be permanently waived. For the three months ended March 31, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, which totaled approximately $0.9 million and are considered to be permanently waived.  The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the three months ended March 31, 2019 and 2018, the Company paid approximately $0.0 million and $0.1 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

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

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2019, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

13. Subsequent Events

Dividends Declared

On April 29, 2019, the Company’s board of directors declared a quarterly dividend of $0.275 per share, payable on June 28, 2019 to stockholders of record on June 14, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2019.

Overview

As of March 31, 2019, our Portfolio consisted of 38 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,211 units of apartment space that was approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,007. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of March 31, 2019, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

On November 14, 2018, we issued 2,702,500 shares of our common stock, par value $0.01 per share, at a public offering price of $33.00 per share, for net proceeds of approximately $84.8 million (after underwriters’ discounts and offering costs) (the “2018 Offering”). We contributed the net proceeds from the 2018 Offering to the OP in exchange for 2,702,500 OP Units, and the OP in turn used a majority of the net proceeds to repay the $50.0 million outstanding under a credit facility with Keybank and the $30.0 million outstanding under a bridge facility with Keybank.

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements (“Equity Distribution Agreements”) with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program.  The Company had not commenced any sales through the ATM Program as of March 31, 2019.  The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000 (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2019 and 2018.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.  Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain advisory and administrative fees otherwise due.  If advisory and administrative fees are waived in a period, the waived fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future.

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

Other Income and Expense

Interest expense. Interest expense primarily includes the cost of interest expense on debt, the amortization of deferred financing costs, the related impact of interest rate derivatives used to manage our interest rate risk and fair market value adjustments on debt.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth a summary of our operating results for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change
Total revenues	$41,491	$35,057	$6,434
Total expenses	(37,776)	(31,357)	(6,419)
Operating income before gain on sales of real estate	3,715	3,700	15
Gain on sales of real estate	—	13,742	(13,742)
Operating income	3,715	17,442	(13,727)
Interest expense	(8,088)	(6,797)	(1,291)
Loss on extinguishment of debt and modification costs	—	(551)	551
Net income (loss)	(4,373)	10,094	(14,467)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(13)	30	(43)
Net income (loss) attributable to common stockholders	$(4,360)	$10,064	$(14,424)

The change in our net loss for the three months ended March 31, 2019 as compared to the net income for the three months ended March 31, 2018 primarily relates to a decrease in gain on sales of real estate and an increase in interest expenses, and was partially offset by an increase in total revenues and decreases in loss on extinguishment of debt and modification costs. The change in our net loss between the periods was also due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions (we acquired three properties in the first quarter of 2019; we sold one property in the first quarter of 2018).

Revenues

Rental income. Rental income was $36.3 million for the three months ended March 31, 2019 compared to $30.6 million for the three months ended March 31, 2018, which was an increase of approximately $5.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above, and a 5.1% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,007 as of March 31, 2019 from $958 as of March 31, 2018. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was partially offset by a decrease in the occupancy rate of our Portfolio of -0.4% to 93.6% as of March 31, 2019 from 94.0% as of March 31, 2018.

Other income. Other income was $5.2 million for the three months ended March 31, 2019 compared to $4.5 million for the three months ended March 31, 2018, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above, as well as a 4.7% increase in other income collected at existing properties.

Expenses

Property operating expenses. Property operating expenses were $9.6 million for the three months ended March 31, 2019 compared to $8.9 million for the three months ended March 31, 2018, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to a $0.5 million, or 19.3%, increase in repairs and maintenance costs and a $0.4 million, or 12.3%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.8 million for the three months ended March 31, 2019 compared to $4.9 million for the three months ended March 31, 2018, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to a $0.8 million, or 19.5%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $1.2 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $1.9 million for the three months ended March 31, 2019 compared to $1.8 million for the three months ended March 31, 2018, which was an increase of approximately $0.1 million. The amount incurred during the three months ended March 31, 2019 and 2018 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended March 31, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eleven properties we acquired subsequent to October 2016, which totaled approximately $1.6 million and are considered to be permanently waived. For the three months ended March 31, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, which totaled approximately $0.9 million and are considered to be permanently waived for the period. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.2 million for the three months ended March 31, 2019 compared to $1.8 million for the three months ended March 31, 2018, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to approximately $1.2 million of equity-based compensation expense recognized during the three months ended March 31, 2019 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $0.9 million of equity-based compensation expense recognized during the three months ended March 31, 2018 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties, incur additional public company costs if we lose our status as an “emerging growth company” as defined in the JOBS Act or the Board issues additional equity grants under the 2016 LTIP.

Property general and administrative expenses. Property general and administrative expenses were $1.7 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $15.4 million for the three months ended March 31, 2019 compared to $11.4 million for the three months ended March 31, 2018, which was an increase of approximately $4.0 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $2.2 million related to six properties for the three months ended March 31, 2019 compared to $0.7 million related to one property for the three months ended March 31, 2018, which was an increase of approximately $1.6 million. The increase between the periods was also due to a $2.4 million increase in depreciation expense, primarily due to our acquisition activity in 2018 and 2019 and the timing of the transactions, as described above. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the year of acquisition for each property.

Other Income and Expense

Interest expense. Interest expense was $8.1 million for the three months ended March 31, 2019 compared to $6.8 million for the three months ended March 31, 2018, which was an increase of approximately $1.3 million. The increase between the periods was primarily due an increase in interest on debt of $2.8 million related to our acquisition activity in 2018 and 2019.  This increase was partially offset by an increase in gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $1.5 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The following table details the various costs included in interest expense for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change
Interest on debt	$9,510	$6,757	$2,753
Amortization of deferred financing costs	432	389	43
Interest rate swaps - effective portion	(1,880)	(424)	(1,456)
Interest rate swaps - ineffective portion	—	—	—
Interest rate caps expense	26	75	(49)
Total	$8,088	$6,797	$1,291

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $- million for the three months ended March 31, 2019 compared to $0.6 million for the three months ended March 31, 2018, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to decreases in prepayment penalties and defeasance costs of approximately $0.2 million and a decrease in deferred financing costs of approximately $0.4 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change
Prepayment penalties and defeasance costs	$—	$172	$(172)
Write-off of deferred financing costs	—	379	(379)
Write-off of fair market value adjustment of assumed debt	—	—	—
Debt modification and other extinguishment costs	—	—	—
Total	$—	$551	$(551)

Gain on sales of real estate. There were no sales of real estate during the three months ended March 31, 2019. Gain on sale of real estate was $13.7 million for the three months ended March 31, 2018, which was a decrease of approximately $13.7 million.

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

Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2019 and 2018

There are 32 properties encompassing 11,471 units of apartment space in our same store pool for the three months ended March 31, 2019 and 2018 (our “Same Store” properties). Our Same Store properties exclude the following six properties in our Portfolio as of March 31, 2019: Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave and The Heritage.

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2019 and 2018 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues
Same Store
Rental income	$31,784	$30,356	$1,428	4.7%
Other income	4,695	4,483	212	4.7%
Same Store revenues	36,479	34,839	1,640	4.7%
Non-Same Store
Rental income	4,538	217	4,321	1991.2%
Other income	474	1	473	47300.0%
Non-Same Store revenues	5,012	218	4,794	2199.1%
Total revenues	41,491	35,057	6,434	18.4%

Operating expenses
Same Store
Property operating expenses (1)	8,580	8,736	(156)	-1.8%
Real estate taxes and insurance	5,225	4,818	407	8.4%
Property management fees (2)	1,091	1,045	46	4.4%
Property general and administrative expenses (3)	1,166	1,155	11	1.0%
Same Store operating expenses	16,062	15,754	308	2.0%
Non-Same Store
Property operating expenses (4)	1,024	117	907	775.2%
Real estate taxes and insurance	533	38	495	1302.6%
Property management fees (2)	149	9	140	1555.6%
Property general and administrative expenses (5)	136	12	124	1033.3%
Non-Same Store operating expenses	1,842	176	1,666	946.6%
Total operating expenses	17,904	15,930	1,974	12.4%

NOI
Same Store	20,417	19,085	1,332	7.0%
Non-Same Store	3,170	42	3,128	7447.6%
Total NOI	$23,587	$19,127	$4,460	23.3%
(1)	For the three months ended March 31, 2019 and 2018, excludes approximately $35,000 and $23,000, respectively, of casualty-related expenses.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.

(3)

For the three months ended March 31, 2019 and 2018, excludes approximately $238,000 and $359,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended March 31, 2018, excludes approximately $1,000 of casualty-related expenses. We did not have any casualty-related expenses for the three months ended March 31, 2019.
(5)

For the three months ended March 31, 2019 and 2018, excludes approximately $118,000 and $21,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three Months Ended March 31, 2019 and 2018.”

Same Store Results of Operations for the Three Months Ended March 31, 2019 and 2018

As of March 31, 2019, our Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $996. As of March 31, 2018, our Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $958. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

Revenues

Rental income. Rental income was $31.8 million for the three months ended March 31, 2019 compared to $30.4 million for the three months ended March 31, 2018, which was an increase of approximately $1.4 million, or 4.7%. The majority of the increase is related to a 4.0% increase in the weighted average monthly effective rent per occupied apartment unit to $996 as of March 31, 2019 from $958 as of March 31, 2018, partially offset by a 0.4% decrease in occupancy.

Other income. Other income was $4.7 million for the three months ended March 31, 2019 compared to $4.5 million for the three months ended March 31, 2018, which was an increase of approximately $0.2 million, or 4.7%. The majority of the increase is related to a $0.2 million, or 38%, increase in other resident charges.

Expenses

Property operating expenses. Property operating expenses were $8.6 million for the three months ended March 31, 2019 compared to $8.7 million for the three months ended March 31, 2018, which was a decrease of approximately $0.1 million, or 1.8%. The majority of the decrease is related to a $0.5 million, or 20.2%, decrease in utility costs, partially offset by a $0.3 million, or 9.4%, increase in repair and maintenance costs and a $0.1 million, or 2.1%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.2 million for the three months ended March 31, 2019 compared to $4.8 million for the three months ended March 31, 2018, which was an increase of approximately $0.4 million, or 8.4%. The majority of the increase is related to a $0.4 million, or 9.8%, increase in property taxes due to higher assessments of value by taxing authorities.

Property management fees. Property management fees were $1.1 million for the three months ended March 31, 2019 compared to $1.0 million for the three months ended March 31, 2018, which was an increase of approximately $0.1 million, or 4.4%. The majority of the increase is related to a $1.3 million, or 3.9%, increase in rental income, and a $0.2 million, or 4.7%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses remained flat at $1.2 million for the three months ended March 31, 2019 compared to $1.2 million for the three months ended March 31, 2018.

NOI and Same Store NOI for the Three Months Ended March 31, 2019 and 2018

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three months ended March 31, 2019 and 2018 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2019	2018
Net income (loss)		$(4,373)	$10,094
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,850	1,838
Corporate general and administrative expenses		2,233	1,813
Casualty-related expenses	(1)	35	24
Property general and administrative expenses	(2)	356	380
Depreciation and amortization		15,398	11,372
Interest expense		8,088	6,797
Loss on extinguishment of debt and modification costs		—	551
Gain on sales of real estate		—	(13,742)
NOI		$23,587	$19,127
Less Non-Same Store
Revenues		(5,012)	(218)
Operating expenses		1,842	176
Same Store NOI		$20,417	$19,085
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related recoveries.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2019	2018	% Change
Net income (loss)		$(4,373)	$10,094	-143.3%
Depreciation and amortization		15,398	11,372	35.4%
Gain on sales of real estate		—	(13,742)	-100.0%
Adjustment for noncontrolling interests		(33)	(23)	43.5%
FFO attributable to common stockholders		10,992	7,701	42.7%

FFO per share - basic		$0.47	$0.37	27.2%
FFO per share - diluted		$0.46	$0.36	27.2%

Loss on extinguishment of debt and modification costs		—	551	-100.0%
Casualty-related expenses/(recoveries)		35	24	45.8%
Change in fair value on derivative instruments - ineffective portion		—	—	N/A
Amortization of deferred financing costs - acquisition term notes		—	21	-100.0%
Adjustment for noncontrolling interests		—	(26)	-100.0%
Core FFO attributable to common stockholders		11,027	8,271	33.3%

Core FFO per share - basic		$0.47	$0.39	18.8%
Core FFO per share - diluted		$0.46	$0.39	18.8%

Amortization of deferred financing costs - long term debt		432	368	17.4%
Equity-based compensation expense		1,235	914	35.1%
Adjustment for noncontrolling interests		(5)	(4)	25.0%
AFFO attributable to common stockholders		12,689	9,549	32.9%

AFFO per share - basic		$0.54	$0.45	18.4%
AFFO per share - diluted		$0.53	$0.45	18.4%

Weighted average common shares outstanding - basic		23,550	20,987	12.2%
Weighted average common shares outstanding - diluted		24,044	21,430	12.2%

Dividends declared per common share		$0.275	$0.250	10.0%

FFO Coverage - diluted	(1)	1.66x	1.44x	15.65%
Core FFO Coverage - diluted	(1)	1.67x	1.54x	8.02%
AFFO Coverage - diluted	(1)	1.92x	1.78x	7.67%
(1)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $11.0 million for the three months ended March 31, 2019 compared to $7.7 million for the three months ended March 31, 2018, which was an increase of approximately $3.3 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $6.4 million and a decrease in loss on extinguishment of debt and modification costs of $0.6 million.  These were partially offset by an increase in property operating expenses of $2.0 million, an increase in advisory and administrative fees of $0.1 million, an increase in interest expense of $1.3 million, an increase in corporate general and administrative expenses of $0.4 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $11.0 million for the three months ended March 31, 2019 compared to $8.3 million for the three months ended March 31, 2018, which was an increase of approximately $2.7 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by a decrease in loss on extinguishment of debt and modification costs of $0.6 million and adjustments for amounts attributable to noncontrolling interests.

AFFO was $12.7 million for the three months ended March 31, 2019 compared to $9.5 million for the three months ended March 31, 2018, which was an increase of approximately $3.2 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and an increase in equity-based compensation expense of $0.3 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of March 31, 2019, we had approximately $6.2 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate Equity Distribution Agreements with each of Jefferies, Raymond James and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program.  The Company had not commenced any sales through the ATM Program as of March 31, 2019.  The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2019.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$11,376	$3,131
Net cash provided by (used in) investing activities	(139,379)	22,723
Net cash provided by (used in) financing activities	123,157	(36,909)
Net decrease in cash, cash equivalents and restricted cash	(4,846)	(11,055)
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$38,283	$32,193

Cash flows from operating activities. During the three months ended March 31, 2019, net cash provided by operating activities was $11.4 million compared to net cash provided by operating activities of $3.1 million for the three months ended March 31, 2018. The change in cash flows from operating activities was mainly due to an increase in total revenues and net cash received on derivative settlements and decreases in prepayment penalties and defeasance costs, debt modification and other extinguishment costs paid and changes in operating assets and liabilities.  These were partially offset by an increase in property operating expenses.

Cash flows from investing activities. During the three months ended March 31, 2019, net cash used in investing activities was $139.4 million compared to net cash provided by investing activities of $22.7 million for the three months ended March 31, 2018. The change in cash flows from investing activities was mainly due to the acquisition of three properties for a combined purchase price of approximately $132.1 million during the period in 2019 compared to no acquisitions during the period in 2018. The change in cash flows from investing activities was partially offset by a decrease in net proceeds from sales of real estate. We had no sales during the three months ended Marcy 31, 2019 and we sold one property for net proceeds of approximately $29.6 million during the period in 2018.

Cash flows from financing activities. During the three months ended March 31, 2019, net cash provided by financing activities was $123.2 million compared to net cash used in financing activities of $36.9 million for the three months ended March 31, 2018. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $157.8 million and a decrease in common stock repurchases of approximately $5.1 million between the periods.  These were partially offset by an increase in common stock dividends paid of approximately $1.4 million and an increase in deferred financing costs paid of approximately $1.4 million between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of March 31, 2019, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $924.5 million at a weighted average interest rate of 4.04% and an adjusted weighted average interest rate of 3.22%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3388% for one-month LIBOR on our combined $650.0 million notional amount of interest rate swap agreements, which effectively fixes the interest rate on $650.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2019, interest rate swap agreements effectively covered $650.0 million, or 73%, of our $886.9 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2019, interest rate cap agreements covered $310.0 million of our $886.9 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $310.0 million of our floating rate mortgage debt at a weighted average rate of 5.81%.

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

$75 Million Credit Facility

On January 28, 2019, we, through the OP, entered into a $75.0 million credit facility (the “$75 Million Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of three properties we acquired on January 28, 2019. The $75 Million Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on our leverage level as determined under the credit facility agreement, and is guaranteed by us. As of March 31, 2019, at our current leverage level, the spread over the reference rate is 2.25%.  See Note 6 to our consolidated financial statements for additional information.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with KeyBank (the “Counterparty”) with a combined notional amount of $650.0 million. As of March 31, 2019, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $650.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3388%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3388%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	$100,000	1.1055%
July 1, 2016	June 1, 2021	100,000	1.0210%
July 1, 2016	June 1, 2021	100,000	0.9000%
September 1, 2016	June 1, 2021	100,000	0.9560%
April 1, 2017	April 1, 2022	100,000	1.9570%
May 1, 2017	April 1, 2022	50,000	1.9610%
July 1, 2017	July 1, 2022	100,000	1.7820%
		$650,000	1.3388%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2019, one-month LIBOR was 2.4945%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2019 for the next five calendar years subsequent to March 31, 2019. We used one-month LIBOR as of March 31, 2019 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2019	2020	2021	2022	2023	Thereafter
Operating Properties Mortgage Debt
Principal payments		$911,129	$535	$744	$782	$817	$20,598	$887,653
Interest expense	(1)	192,521	22,290	29,659	33,087	36,546	36,349	34,590
Total		$1,103,650	$22,825	$30,403	$33,869	$37,363	$56,947	$922,243

Held For Sale Property Mortgage Debt
Principal payments		$13,334	$163	$239	$258	$12,674	$—	$—
Interest expense		1,674	466	611	597	—	—	—
Total		$15,008	$629	$850	$855	$12,674	$—	$—

Credit Facility
Principal payments		$52,500	$—	$—	$52,500	$—	$—	$—
Interest expense		4,384	1,805	2,402	177	—	—	—
Total		$56,884	$1,805	$2,402	$52,677	$—	$—	$—

Total contractual obligations and commitments		$1,175,542	$25,259	$33,655	$87,401	$50,037	$56,947	$922,243

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of March 31, 2019, we had entered into seven interest rate swap transactions with a combined notional amount of $650.0 million. We have allocated the total impact of expected settlements on the $650.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of March 31, 2019 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of March 31, 2019, we had approximately $6.2 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,000 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three months ended March 31, 2019 and 2018 (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2019	2018
Interior	(1)	$2,488	$1,516
Exterior and common area		1,785	2,449
Total rehab expenditures		$4,273	$3,965

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2019 and 2018, we completed full and partial interior rehabs on 245 and 298 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties. In connection with the three acquisitions and seven refinancings we completed in 2018, we escrowed approximately $1.2 million related to the Green Program.  In connection with the three purchases in 2019, the Company escrowed approximately $0.5 million related to the Green Program. Since the inception of the Green Program through March 31, 2019, we had spent approximately $3.4 million on green improvements and completed 17 Green Programs. We expect to spend approximately $1.1 million on green improvements during the fiscal year 2019. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. For the three months ended March 31, 2019, utility costs decreased by approximately $0.2 million compared to the three months ended March 31, 2018.  In 2018, for the 17 properties where the Green Program was completed, this resulted in an estimated reduction of utility costs of approximately $1.4 million.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2019 and 2018.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2019. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2019 of $0.275 per share on February 13, 2019, which was paid on March 29, 2019 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this quarterly report.

Purchase Price Allocation

Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2019 and 2018. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of March 31, 2019, we had total indebtedness of $977.0 million at a weighted average interest rate of 4.07%, of which $939.4 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $650.0 million, or 73%, of our $886.9 million of floating rate mortgage debt outstanding (see below). As of March 31, 2019, the adjusted weighted average interest rate of our total indebtedness was 3.28%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3388% for one-month LIBOR on the $650.0 million notional amount of interest rate swap agreements that we have entered into as of March 31, 2019, which effectively fix the interest rate on $650.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2019, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $310.0 million of our floating rate mortgage debt at a weighted average rate of 5.81% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of March 31, 2019, of the amounts illustrated in the table below for our indebtedness as of March 31, 2019 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$720
0.50%	1,440
0.75%	2,160
1.00%	2,880

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors

We have disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 19, 2019, risk factors which materially affect our business, financial condition or results of operations.  There have been no material changes from the risk factors previously disclosed.  You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program to up to $40 million and extended it by an additional two years to June 15, 2020.  There were no purchases of equity securities during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	April 30, 2019
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	April 30, 2019
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)