Form 10-Q
period 2019-06-30
NexPoint Residential Trust, Inc.
filed 2019-07-30
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36663

NexPoint Residential Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1881359
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas (Address of Principal Executive Offices)	75201
(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NXRT	New York Stock Exchange

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

As of July 30, 2019, the registrant had 23,895,442 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2019

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

iii

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$203,748	$202,347
Buildings and improvements	914,771	935,604
Intangible lease assets	2,971	3,049
Construction in progress	612	1,881
Furniture, fixtures, and equipment	57,545	61,456
Total Gross Operating Real Estate Investments	1,179,647	1,204,337
Accumulated depreciation and amortization	(127,118)	(134,124)
Total Net Operating Real Estate Investments	1,052,529	1,070,213
Real estate held for sale, net of accumulated depreciation of $33,305 and $897, respectively	175,968	17,329
Total Net Real Estate Investments	1,228,497	1,087,542
Cash and cash equivalents	16,892	19,864
Restricted cash	22,676	23,265
Accounts receivable	2,667	3,340
Prepaid and other assets	3,826	9,058
Fair market value of interest rate swaps	2,363	18,141
TOTAL ASSETS	$1,276,921	$1,161,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$769,973	$824,702
Mortgages payable held for sale, net	156,636	13,318
Credit facility, net	51,536	—
Accounts payable and other accrued liabilities	6,679	5,765
Accrued real estate taxes payable	10,192	12,607
Accrued interest payable	3,086	2,852
Security deposit liability	2,032	1,889
Prepaid rents	1,554	1,482
Fair market value of interest rate swaps	853	-
Total Liabilities	1,002,541	862,615

Redeemable noncontrolling interests in the Operating Partnership	3,032	2,567

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 23,895,442 and 23,499,635 shares issued and outstanding, respectively	238	234
Additional paid-in capital	297,448	285,511
Accumulated earnings less dividends	(26,824)	(6,764)
Accumulated other comprehensive income	486	17,047
Total Stockholders' Equity	271,348	296,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,276,921	$1,161,210

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$37,711	$31,069	$74,033	$61,642
Other income	5,355	4,586	10,524	9,070
Total revenues	43,066	35,655	84,557	70,712
Expenses
Property operating expenses	10,161	8,231	19,800	17,108
Real estate taxes and insurance	5,564	4,588	11,322	9,444
Property management fees (1)	1,291	1,066	2,531	2,120
Advisory and administrative fees (2)	1,872	1,863	3,722	3,701
Corporate general and administrative expenses	2,741	1,986	4,974	3,799
Property general and administrative expenses	1,768	1,648	3,426	3,195
Depreciation and amortization	13,066	11,038	28,464	22,410
Total expenses	36,463	30,420	74,239	61,777
Operating income before gain on sales of real estate	6,603	5,235	10,318	8,935
Gain on sales of real estate	—	—	—	13,742
Operating income	6,603	5,235	10,318	22,677
Interest expense	(8,590)	(6,823)	(16,678)	(13,620)
Loss on extinguishment of debt and modification costs	—	(78)	—	(629)
Net income (loss)	(1,987)	(1,666)	(6,360)	8,428
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(6)	(5)	(19)	25
Net income (loss) attributable to common stockholders	$(1,981)	$(1,661)	$(6,341)	$8,403
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(10,946)	2,749	(16,611)	10,510
Total comprehensive income (loss)	(12,933)	1,083	(22,971)	18,938
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(39)	4	(69)	57
Comprehensive income (loss) attributable to common stockholders	$(12,894)	$1,079	$(22,902)	$18,881

Weighted average common shares outstanding - basic	23,736	20,780	23,643	20,883
Weighted average common shares outstanding - diluted	24,233	21,295	24,139	21,362

Earnings (loss) per share - basic	$(0.08)	$(0.08)	$(0.27)	$0.40
Earnings (loss) per share - diluted	$(0.08)	$(0.08)	$(0.27)	$0.39

(1)

Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (see Note 10).

(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2019	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, March 31, 2019	—	$—	23,643,277	$235	$286,580	$(17,891)	$11,399	$—	$280,323
Net loss attributable to common stockholders	—	—	—	—	—	(1,981)	—	—	(1,981)
Vesting of stock-based compensation	—	—	—	—	1,419	—	—	—	1,419
Issuance of common shares through at-the-market offering	—	—	252,165	3	9,449	—	—	—	9,452
Common stock dividends declared ($0.275 per share)	—	—	—	—	—	(6,702)	—	—	(6,702)
Other comprehensive loss	—	—	—	—	—	—	(10,913)	—	(10,913)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(250)	—	—	(250)
Balances, June 30, 2019	—	$—	23,895,442	$238	$297,448	$(26,824)	$486	$—	$271,348

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2019	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$296,028
Net loss attributable to common stockholders	—	—	—	—	—	(6,341)	—	—	(6,341)
Vesting of stock-based compensation	—	—	143,642	1	2,488	—	—	—	2,489
Issuance of common shares through at-the-market offering	—	—	252,165	3	9,449	—	—	—	9,452
Common stock dividends declared ($0.550 per share)	—	—	—	—	—	(13,343)	—	—	(13,343)
Other comprehensive loss	—	—	—	—	—	—	(16,561)	—	(16,561)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(376)	—	—	(376)
Balances, June 30, 2019	—	—	23,895,442	238	297,448	(26,824)	486	—	271,348

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2018	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, March 31, 2018	—	$—	20,926,355	$209	$202,085	$22,569	$22,860	$—	$247,723
Net income attributable to common stockholders	—	—	—	—	—	(1,661)	—	$—	(1,661)
Repurchase of common stock	—	—	—	—	—	—	—	(4,614)	(4,614)
Retirement of common stock held in treasury	—	—	(178,988)	(2)	(4,612)	—	—	4,614	—
Vesting of stock-based compensation	—	—	—	—	1,094	—	—	—	1,094
Common stock dividends declared ($0.25 per share)	—	—	—	—	—	(5,316)	—	—	(5,316)
Other comprehensive income	—	—	—	—	—	—	2,740	—	2,740
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(22)	—	—	(22)
Balances, June 30, 2018	—	—	20,747,367	207	198,567	15,570	25,600	—	239,944

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2018	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$19,288	$13,719	$—	$239,444
Cumulative effect upon adoption of ASU 2017-12						(1,403)	1,403
Net income attributable to common stockholders	—	—	—	—	—	8,403	—	—	8,403
Repurchase of common stock	—	—	—	—	—	—	—	(9,672)	(9,672)
Retirement of common stock held in treasury	—	—	(382,941)	(4)	(9,668)	—	—	9,672	—
Vesting of stock-based compensation	—	—	80,743	1	2,008	—	—	—	2,009
Common stock dividends declared ($0.50 per share)	—	—	—	—	—	(10,696)	—	—	(10,696)
Other comprehensive income	—	—	—	—	—	—	10,478	—	10,478
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(22)	—	—	(22)
Balances, June 30, 2018	—	—	20,747,367	207	198,567	15,570	25,600	—	239,944

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(6,360)	$8,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	—	(13,742)
Depreciation and amortization	28,464	22,410
Amortization/write-off of deferred financing costs	902	1,225
Change in fair value on derivative instruments included in interest expense	(3,734)	(1,241)
Net cash received on derivative settlements	3,720	1,177
Amortization/write-off of fair market value adjustment of assumed debt	(47)	(121)
Vesting of stock-based compensation	2,654	2,009
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(585)	(1,399)
Operating liabilities	(1,394)	(1,413)
Net cash provided by operating activities	23,620	17,333

Cash flows from investing activities
Net proceeds from sales of real estate	—	29,553
Prepaid acquisition costs	(1,000)	—
Additions to real estate investments	(17,529)	(15,104)
Acquisitions of real estate investments	(133,792)	—
Net cash provided by (used in) investing activities	(152,321)	14,449

Cash flows from financing activities
Mortgage proceeds received	78,987	17,760
Mortgage payments	(465)	(29,471)
Credit facilities proceeds received	52,500	5,000
Bridge facility payments	—	(8,597)
Deferred financing costs paid	(1,861)	(310)
Interest rate cap fees paid	(20)	(9)
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	9,452	—
Payments for taxes related to net share settlement of stock-based compensation	(165)	—
Repurchase of common stock	—	(9,672)
Dividends paid to common stockholders	(13,288)	(10,512)
Net cash provided by (used in) financing activities	125,140	(35,811)

Net decrease in cash, cash equivalents and restricted cash	(3,561)	(4,029)
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$39,568	$39,219

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$19,323	$14,042
Prepayment penalties	—	172
Supplemental Disclosure of Noncash Activities

Capitalized construction costs included in accounts payable and other accrued liabilities	1,513	1,607
Change in fair value on derivative instruments designated as hedges	(16,611)	10,510
Other assets acquired from acquisitions	109	—
Liabilities assumed from acquisitions	647	—
Assumed debt on acquisitions	10,109
Increase in dividends payable upon vesting of restricted stock units	55	184

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2019, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2019.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and results of operations for the six months ended June 30, 2019 and 2018 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and notes thereto included in its annual report on Form 10-K filed with the SEC on February 19, 2019.

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

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, and pets, administrative, application and other fees and are recognized when earned.  The Company implemented the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as of January 1, 2019 using the modified retrospective approach.  The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  As of June 30, 2019, there are seven properties that are held for sale.  Approximately $0.6 million of other assets and approximately $2.6 million of other liabilities related to the held for sale assets are included on the consolidated balance sheet.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the six months ended June 30, 2019 and 2018.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2019, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2019. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. At June 30, 2019, the Company’s public float exceeded $700 million, and as such, the transition period will end at December 31, 2019. At the point the transition period ends, the Company will follow the adoption criteria for public companies and reflect such adoption criteria in the Company’s Annual Report on Form 10-K for the 2019 fiscal year. The following recent accounting pronouncements reflect effective dates that delay the adoption until those standards would otherwise apply to private companies.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As noted above, at the point the transition period ends, the Company will follow the adoption criteria for public companies. As such, the ASU is now effective for the Company to adopt as of January 1, 2019, and will be presented accordingly in the Company’s Annual Report on Form 10-K for the 2019 Fiscal Year. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. For lessors, accounting for leases under the new standard will be substantially the same as existing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

3. Investments in Subsidiaries

The Company conducts its operations through the OP, which owns the properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. In connection with its indirect equity investments in the properties acquired, the Company, through the OP and the TRS, directly or indirectly holds 100% of the membership interests in SPEs that directly own the properties. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

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

As of June 30, 2019, the Company, through the OP and the wholly owned TRS, owned 39 properties through single-asset LLCs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the single-asset LLCs that directly own the title to each property as of June 30, 2019 and December 31, 2018:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	June 30, 2019	December 31, 2018
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Eagle Crest		Irving, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Edgewater at Sandy Springs	(1)	Atlanta, Georgia	2014	100%	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%	100%
Willow Grove		Nashville, Tennessee	2014	100%	100%
Woodbridge		Nashville, Tennessee	2014	100%	100%
Abbington Heights	(1)	Antioch, Tennessee	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Belmont at Duck Creek	(1)	Garland, Texas	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
The Ashlar	(1)	Dallas, Texas	2015	100%	100%
Heatherstone	(1)	Dallas, Texas	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
The Pointe at the Foothills	(1)	Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	(6)	Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments	(2)	Dallas, Texas	2017	100%	100%
Cedar Pointe	(3)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista	(4)	Phoenix, Arizona	2019	100%	—	(5)
The Enclave	(4)	Tempe, Arizona	2019	100%	—	(5)
The Heritage	(4)	Phoenix, Arizona	2019	100%	—	(5)
Summers Landing		Fort Worth, Texas	2019	100%	—	(5)

(1)	Property was classified as held for sale as of June 30, 2019.
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

(4)

The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  The master lease agreement with the EAT that directly owned these properties terminated on July 27, 2019, as which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(5)	Properties were acquired in 2019; therefore, no ownership as of December 31, 2018.
(6)	Formerly knowns as The Colonnade.

4. Real Estate Investments Statistics

As of June 30, 2019, the Company was invested in a total of 39 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of			% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
Arbors on Forest Ridge		155	210	1/31/2014	$874	$870		95.2%	95.2%
Cutter's Point		198	196	1/31/2014	1,138	1,109		94.9%	95.4%
Eagle Crest		396	447	1/31/2014	946	922		95.7%	94.9%
Silverbrook		526	642	1/31/2014	868	835		96.0%	94.9%
Edgewater at Sandy Springs	(3)	727	760	7/18/2014	976	950		94.6%	94.1%
Beechwood Terrace		272	300	7/21/2014	938	933		94.0%	93.7%
Willow Grove		229	244	7/21/2014	991	960		94.3%	95.1%
Woodbridge		247	220	7/21/2014	1,052	1,028		94.1%	94.1%
Abbington Heights	(3)	239	274	8/1/2014	891	889		94.9%	92.0%
The Summit at Sabal Park		205	252	8/20/2014	986	955		93.7%	94.4%
Courtney Cove		225	324	8/20/2014	912	895		94.4%	95.7%
Radbourne Lake		247	225	9/30/2014	1,100	1,082		95.6%	96.0%
Timber Creek		248	352	9/30/2014	879	847		96.0%	92.6%
Belmont at Duck Creek	(3)	198	240	9/30/2014	1,050	1,030		94.2%	92.1%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,256	1,255		95.5%	96.5%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,133	1,093		97.4%	98.1%
Cornerstone		318	430	1/15/2015	1,042	1,007		93.3%	94.2%
The Preserve at Terrell Mill		692	752	2/6/2015	954	921		93.4%	94.8%
The Ashlar	(3)	206	264	2/26/2015	884	859		93.2%	94.3%
Heatherstone	(3)	116	152	2/26/2015	888	874		96.1%	94.7%
Versailles		301	388	2/26/2015	908	884		91.5%	96.4%
Seasons 704 Apartments		217	222	4/15/2015	1,127	1,130		94.6%	96.8%
Madera Point		193	256	8/5/2015	919	866		96.1%	94.5%
The Pointe at the Foothills	(3)	473	528	8/5/2015	909	859		95.5%	95.1%
Venue at 8651		289	333	10/30/2015	896	875		96.1%	92.8%
Parc500		266	217	7/27/2016	1,275	1,254		94.9%	94.9%
The Venue on Camelback		256	415	10/11/2016	751	719		93.0%	93.3%
Old Farm		697	734	12/29/2016	1,168	1,176		93.5%	92.9%
Stone Creek at Old Farm		186	190	12/29/2016	1,184	1,173		93.2%	96.8%
Hollister Place		246	260	2/1/2017	990	984		95.4%	93.5%
Rockledge Apartments		802	708	6/30/2017	1,224	1,186		94.5%	94.6%
Atera Apartments		334	380	10/25/2017	1,245	1,232		96.8%	97.4%
Cedar Pointe		224	210	8/24/2018	1,053	1,051		91.4%	95.7%
Crestmont Reserve		199	242	9/26/2018	906	914		94.6%	94.6%
Brandywine I & II		414	632	9/26/2018	970	957		92.9%	93.8%
Bella Vista		243	248	1/28/2019	1,221	—	(4)	93.5%	—	(4)
The Enclave		194	204	1/28/2019	1,266	—	(4)	93.6%	—	(4)
The Heritage		199	204	1/28/2019	1,248	—	(4)	92.6%	—	(4)
Summers Landing		139	196	6/7/2019	922	—	(4)	94.9%	—	(4)
		11,803	13,407

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2019 and December 31, 2018, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2019 and December 31, 2018, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2019 and December 31, 2018, divided by the total number of units, expressed as a percentage.
(3)	Property was classified as held for sale as of June 30, 2019.
(4)	Properties were acquired in 2019.

5. Real Estate Investments

As of June 30, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,498	$—	$—	$1,160	$14,988
Cutter's Point		3,330	13,406	—	13	1,470	18,219
Eagle Crest		5,450	23,557	—	—	1,652	30,659
Silverbrook		4,860	27,375	—	—	3,514	35,749
Beechwood Terrace		1,390	21,545	—	—	1,877	24,812
Willow Grove		3,940	11,065	—	—	1,356	16,361
Woodbridge		3,650	13,224	—	—	1,721	18,595
The Summit at Sabal Park		5,770	13,562	—	—	1,481	20,813
Courtney Cove		5,880	13,371	—	—	1,397	20,648
Radbourne Lake		2,440	22,336	—	51	1,717	26,544
Timber Creek		11,260	13,894	—	28	2,016	27,198
Sabal Palm at Lake Buena Vista		7,580	41,561	—	—	1,423	50,564
Cornerstone		1,500	30,538	—	—	2,164	34,202
The Preserve at Terrell Mill		10,170	49,160	—	—	5,535	64,865
Versailles		6,720	21,832	—	—	3,200	31,752
Seasons 704 Apartments		7,480	14,274	—	—	1,372	23,126
Madera Point		4,920	17,588	—	—	1,573	24,081
Venue at 8651		2,350	18,130	—	—	2,717	23,197
Parc500		3,860	20,762	—	73	2,867	27,562
The Venue on Camelback		8,340	37,818	—	154	1,829	48,141
Old Farm		11,078	70,557	—	—	2,028	83,663
Stone Creek at Old Farm		3,493	19,407	—	—	519	23,419
Hollister Place		2,782	21,658	—	25	1,750	26,215
Rockledge Apartments		17,451	95,928	—	—	4,035	117,414
Atera Apartments		22,370	37,251	—	—	1,352	60,973
Cedar Pointe	(1)	2,372	24,053	—	—	711	27,136
Crestmont Reserve		4,124	20,138	—	64	735	25,061
Brandywine I & II		6,237	72,169	—	61	1,888	80,355
Bella Vista	(2)	10,942	36,417	919	47	806	49,131
The Enclave	(2)	11,046	29,813	769	49	639	42,316
The Heritage	(2)	6,835	34,147	750	47	672	42,451
Summers Landing		1,798	16,737	533	—	369	19,437
		203,748	914,771	2,971	612	57,545	1,179,647
Accumulated depreciation and amortization		—	(90,401)	(2,120)	—	(34,597)	(127,118)
Total Operating Properties		$203,748	$824,370	$851	$612	$22,948	$1,052,529

Held For Sale Property
Southpoint Reserve at Stoney Creek		6,120	11,399	—	—	847	18,366
Edgewater at Sandy Springs		14,290	44,608	—	146	5,438	64,482
Abbington Heights		1,770	17,202	—	—	1,614	20,586
Belmont at Duck Creek		1,910	17,455	—	4	1,527	20,896
The Ashlar		4,090	12,863	—	—	2,145	19,098
Heatherstone		2,320	8,154	—	—	1,263	11,737
The Pointe at the Foothills		4,840	47,012	—	—	2,256	54,108
Accumulated depreciation and amortization		—	(22,932)	—	—	(10,373)	(33,305)
Total Held For Sale Property		$35,340	$135,761	$—	$150	$4,717	$175,968

Total		$239,088	$960,131	$851	$762	$27,665	$1,228,497

(1)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owns Cedar Pointe was no longer considered a VIE.

(2)

The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  The master lease agreement with the EAT that directly owned these properties terminated on July 27, 2019, as which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

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

Depreciation expense was $11.8 million and $10.8 million for the three months ended June 30, 2019 and 2018, respectively.  Depreciation expense was $24.9 million and $21.6 million for the six months ended June 30, 2019 and 2018, respectively.

Amortization expense related to the Company’s intangible lease assets was $1.3 million and $0.2 million for the three months ended June 30, 2019 and 2018.  Amortization expense related to the Company’s intangible lease assets was $3.5 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through June 30, 2019 is expected to be $0.9 million for the remainder of the year ended December 31, 2019. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2018 has been fully amortized and the assets and related accumulated amortization have been written off as of June 30, 2019.

Acquisitions

The Company acquired four properties during the six months ended June 30, 2019, as detailed in the table below (dollars in thousands); there were no acquisitions of real estate during the six months ended June 30, 2018.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Bella Vista	Phoenix, Arizona	January 28, 2019	$48,400	$29,040	248	100%
The Enclave	Tempe, Arizona	January 28, 2019	41,800	25,322	204	100%
The Heritage	Phoenix, Arizona	January 28, 2019	41,900	24,625	204	100%
Summers Landing	Fort Worth, Texas	June 7, 2019	19,396	10,109	196	100%
			$151,496	$89,096	852
(1)	For additional information regarding the Company’s debt, see Note 6.

Dispositions

There were no sales of real estate during the six months ended June 30, 2019. The Company sold one property for approximately $30.0 million during the six months ended June 30, 2018.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2019 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		4.08%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		4.08%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		4.08%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		4.08%	7/1/2024
Beechwood Terrace	(3)	Floating	84	23,365		3.84%	9/1/2025
Willow Grove	(3)	Floating	84	14,818		4.18%	7/1/2024
Woodbridge	(3)	Floating	84	13,677		4.18%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		4.02%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		4.02%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		4.02%	7/1/2024
Versailles	(3)	Floating	84	23,880		4.02%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		4.02%	7/1/2024
Madera Point	(3)	Floating	84	15,150		4.02%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		4.18%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		4.08%	7/1/2024
Old Farm	(3)	Floating	84	52,886		4.08%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		4.08%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		3.66%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		3.69%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		3.70%	9/1/2025
Cornerstone	(4)	Fixed	120	22,001		4.24%	3/1/2023
Parc500	(5)	Fixed	120	15,353		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		3.74%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		3.97%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		3.88%	11/1/2024
Cedar Pointe	(6)	Floating	84	17,300		3.75%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		3.58%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		3.58%	10/1/2025
Bella Vista	(7)	Floating	84	29,040		3.72%	2/1/2026
The Enclave	(7)	Floating	84	25,322		3.72%	2/1/2026
The Heritage	(7)	Floating	84	24,625		3.72%	2/1/2026
Summers Landing	(9)	Floating	84	10,109		3.58%	10/1/2025
				$776,184
Fair market value adjustment				584	(8)
Deferred financing costs, net of accumulated amortization of $2,026				(6,795)
				$769,973

Held For Sale Property
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,281		4.51%	1/1/2022
Edgewater at Sandy Springs	(3)	Floating	84	52,000		4.08%	7/1/2024
Abbington Heights	(3)	Floating	84	16,920		3.65%	9/1/2025
Belmont at Duck Creek	(3)	Floating	84	17,760		3.79%	6/1/2025
The Ashlar	(3)	Floating	84	14,520		4.02%	7/1/2024
Heatherstone	(3)	Floating	84	8,880		4.02%	7/1/2024
The Pointe at the Foothills	(3)	Floating	84	34,800		4.02%	7/1/2024
				$158,161
Deferred financing costs, net of accumulated amortization of $616				(1,525)
				$156,636

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of June 30, 2019 was 2.3980%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of June 30, 2019, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

(7)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  The master lease agreement with the EAT that directly owned these properties terminated on July 27, 2019, as which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(8)

The Company reflected a valuation adjustment on its fixed rate debt for Parc500 to adjust it to fair market value on the date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

(9)

Debt was assumed upon acquisition of this property and recorded at approximated fair value.  It can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.94% as of June 30, 2019 and 4.07% as of December 31, 2018. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 10 basis points to 2.3980% as of June 30, 2019 from 2.5027% as of December 31, 2018. As of June 30, 2019, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.16%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.4272% for one-month LIBOR on its combined $750.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $750.0 million of the Company’s floating rate mortgage indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2019, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties. In connection with the three acquisitions and seven refinancings the Company completed in 2018, the Company escrowed approximately $1.2 million related to the Green Program.  In connection with the four purchases in 2019, the Company escrowed approximately $0.6 million related to the Green Program.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of June 30, 2019 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	24	$52,500	4.65%	1/28/2021
Deferred financing costs, net of accumulated amortization of $134			(964)
			$51,536

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of June 30, 2019 was 2.3980%.

Corporate Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, and the Company has the right to request an increase in the facility amount up to $140 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the credit facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). The Company did not immediately draw additional funds on the facility and the outstanding balance as of June 30, 2019 was $52.5 million.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of June 30, 2019, the Company believes it is in compliance with all provisions.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement (i.e. a 10% or greater difference in the cash flows between instruments), any unamortized costs and fair market value adjustments related to the original debt are charged to loss on extinguishment of debt and modification costs. For the three months ended June 30, 2019 and 2018, the Company wrote-off deferred financing costs of approximately $0.0 million and $0.1 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2019 and 2018, the Company wrote-off deferred financing costs of approximately $0.0 million and $0.5 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the three months ended June 30, 2019 and 2018, amortization of deferred financing costs of approximately $0.5 million and $0.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2019 and 2018, amortization of deferred financing costs of approximately $0.9 million and $0.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2019 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2019	$360	$116	—	$476
2020	744	263	—	1,007
2021	782	282	52,500	53,564
2022	817	12,620	—	13,437
2023	20,598	—	—	20,598
Thereafter	752,883	144,880	—	897,763
Total	$776,184	$158,161	$52,500	$986,845

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2019 and December 31, 2018 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the six months ended June 30, 2019 and 2018, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $320.1 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.82%.

The changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the six months ended June 30, 2019, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the six months ended June 30, 2019 and 2018, the Company recorded no gain/(loss) related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease/(increase) to interest expense on the accompanying consolidated statements of operations and comprehensive income (loss).

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into nine interest rate swap transactions with KeyBank National Association (“KeyBank”) and SunTrust Bank with a combined notional amount of $750.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.4272%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of June 30, 2019, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
			$750,000	1.4272%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2019, one-month LIBOR was 2.3980%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of June 30, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	14	$320,137

As of June 30, 2018, the Company had 11 interest rate cap derivatives, with a notional amount of $182.4 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$5,125	$18,141	$3,615	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	3	10	—	—
Total		$5,128	$18,151	$3,615	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2019	2018		OCI into income	2019	2018		in income	2019	2018
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate products	$(9,064)	$3,653	(1)	Interest expense	$1,882	$904	(1)	Interest expense	$—	$—
For the six months ended June 30,
Interest rate products	$(12,849)	$11,753	(1)	Interest expense	$3,762	$1,243	(1)	Interest expense	$—	$—	(2)

(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2019	2018
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate products	Interest expense	(1)	(12)
For the six months ended June 30,
Interest rate products	Interest expense	$(27)	$(2)

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

Financial Instruments Not Carried at Fair Value

At June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the six months ended June 30, 2019 and 2018, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2019, the Company issued 143,642 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 252,165 pursuant to its at-the-market offering (see “-At-the-Market Offering” below).

As of June 30, 2019, the Company had 23,895,442 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program to up to $40.0 million and extended it by an additional two years to June 15, 2020. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the six months ended June 30, 2019, the Company did not repurchase any shares of its common stock. As of June 30, 2019, the Company had repurchased 737,458 shares of its common stock, par value $0.01 per share, at a total cost of approximately $16,694,000, or $22.64 per share.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser.  On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2019:

	2019
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	464,626
Granted	186,662		37.50
Vested	(148,091)	(1)	23.10
Forfeited	(6,386)		—
Outstanding June 30,	496,811	(2)	$28.14

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 143,642 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

(2)

49,772 restricted stock units vest in August 2019, 108,613 vest in February 2020, 69,530 vest in March 2020, 99,564 vest in February 2021, 99,563 vest in February 2022, 34,883 vest in February 2023 and 34,886 vest in February 2024.

As of June 30, 2019, the Company had issued 384,410 shares of common stock under the 2016 LTIP. For the three months ended June 30, 2019 and 2018, the Company recognized approximately $1.4 million and $1.1 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).  For the six months ended June 30, 2019 and 2018, the Company recognized approximately $2.7 million and $2.0 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of June 30, 2019, the Company had recognized a liability of approximately $0.7 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (together with Raymond James and Jefferies, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program.  During the three months ended June 30, 2019, the Company issued 252,165 shares of common stock at an average price of $40.26 per share for net proceeds of approximately $9.4 million. The Company paid approximately $0.2 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.5 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for earnings (loss) per share:
Net income (loss)	$(1,987)	$(1,666)	$(6,360)	$8,428
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(6)	(5)	(19)	25
Net income (loss) attributable to common stockholders	$(1,981)	$(1,661)	$(6,341)	$8,403

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	23,736	20,780	23,643	20,883
Denominator for basic earnings (loss) per share	23,736	20,780	23,643	20,883
Weighted average unvested restricted stock units	497	515	496	479
Denominator for diluted earnings per share	24,233	21,295	24,139	21,362

Earnings (loss) per weighted average common share:
Basic	$(0.08)	$(0.08)	$(0.27)	$0.40
Diluted	$(0.08)	$(0.08)	$(0.27)	$0.39

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

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2019 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2018	$2,567
Net loss attributable to redeemable noncontrolling interests in the OP	(19)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(50)
Contributions from redeemable noncontrolling interests in the OP	197
Distributions to redeemable noncontrolling interests in the OP	(39)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	376
Redeemable noncontrolling interests in the OP, June 30, 2019	$3,032

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2019 and 2018 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
Fees incurred
Property management fees	(1)	$1,285	$1,066	$2,525	$2,120
Construction supervision fees	(2)	340	283	564	570
Design Fees		60	—	60	—
Acquisition fees	(3)	—	—	308	—

Reimbursements
Payroll and benefits	(4)	4,000	3,347	8,311	7,135
Other reimbursements	(5)	928	563	1,561	1,024

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2019 and 2018, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended June 30, 2019 and 2018, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. The amount paid for the three months ended June 30, 2019 and 2018 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets. For the six months ended June 30, 2019 and 2018, the Company incurred advisory and administrative fees of $3.7 million and $3.7 million, respectively. The amount paid for the six months ended June 30, 2019 and 2018 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $1.0 million and $1.0 million, respectively, of advisory and administrative fees incurred on New Assets.

For the three months and six months ended June 30, 2019, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the twelve properties acquired subsequent to October 2016, which totaled approximately $1.8 million and $3.3 million, respectively, and are considered to be permanently waived. For the three and six months ended June 30, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, which totaled approximately $0.9 million and $1.8 million, respectively, and are considered to be permanently waived.  The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the six months ended June 30, 2019 and 2018, the Company paid approximately $0.0 million and $0.2 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2019, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Self-Insurance Program

Effective March 1, 2019, the Company maintains a partial self-insurance program for property casualty claims whereby it incurs the “first-loss” portion of a claim up to an aggregate loss amount.  Claims resulting in losses in excess of a $100,000 per occurrence property deductible will be paid by the Company up to an aggregate amount of $1.2 million (the “Aggregate Amount”).  For the period from March 1, 2019 to June 30, 2019, the Company has not incurred a claim it has funded as part of the Aggregate Amount. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2019 to June 30, 2019, there were no potential claims that met the criteria as set forth under ASC 450-20. The Company believes it has sufficient resources through cash reserves and unused capacity on the Corporate Credit Facility to fund any potential future claims toward the Aggregate Amount.

13. Subsequent Events

Dividends Declared

On July 29, 2019, the Company’s board of directors declared a quarterly dividend of $0.275 per share, payable on September 30, 2019 to stockholders of record on September 13, 2019.

Acquisitions

On July 17, 2019, the Company, through the OP, acquired the following properties (dollars in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt	# Units	Effective Ownership
Residences at Glenview Reserve	Nashville, Tennessee	July 17, 2019	$45,000	$26,560	360	100%
Residences at West Place	Orlando, Florida	July 17, 2019	55,000	33,817	342	100%
			$100,000	$60,377	702

Dispositions

On June 25, 2019, the Company, through the OP, entered into a purchase and sale agreement with a large real estate investment firm (the “Buyer”) for the sale of the following proprieties.  Closing of the disposition is subject to Buyer due diligence and customary closing conditions.  The sales of the properties are expected to close on or before August 30, 2019.

Property Name (1)	Location	Sales Price	Debt Outstanding (2)	Real Estate Carrying Value, net (2)
Edgewater at Sandy Springs	Atlanta, Georgia	101,250	$52,000	$52,685
Abbington Heights	Antioch, Tennessee	28,050	16,920	16,662
Belmont at Duck Creek	Garland, Texas	29,500	17,760	17,082
The Ashlar	Dallas, Texas	29,400	14,520	15,806
Heatherstone	Dallas, Texas	16,275	8,880	9,656
The Pointe at the Foothills	Mesa, Arizona	85,400	34,800	46,608
		$289,875	$144,880	$158,499
(1)	Property was classified as held for sale as of June 30, 2019.
(2)	As of June 30, 2019.

Corporate Credit Facility

In conjunction with the acquisition of the Residences at Glenview Reserve and the Residences at West Place, the OP drew $41.7 million on the Corporate Credit Facility on July 1, 2019.  The OP drew an additional $10 million on July 24, 2019 to fund an earnest money deposit on additional acquisitions.  As of July 30, 2019, the drawn balance on the Corporate Credit Facility was $104.2 million.

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

Overview

As of June 30, 2019, our Portfolio consisted of 39 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,407 units of apartment space that was approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,016. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of June 30, 2019, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements (“Equity Distribution Agreements”) with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust” and together with Jefferies and Raymond James, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program. During the three months ended June 30, 2019, the Company issued 252,165 shares of common stock at an average price of $40.26 per share, for net proceeds of approximately $9.4 million. The Company paid approximately $0.2 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.5 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000 (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2019 and 2018.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The three months ended June 30, 2019 as compared to the three months ended June 30, 2018

The following table sets forth a summary of our operating results for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,
	2019	2018	$ Change
Total revenues	$43,066	$35,655	$7,411
Total expenses	(36,463)	(30,420)	(6,043)
Operating income	6,603	5,235	1,368
Interest expense	(8,590)	(6,823)	(1,767)
Loss on extinguishment of debt and modification costs	—	(78)	78
Net loss	(1,987)	(1,666)	(321)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(6)	(5)	(1)
Net loss attributable to common stockholders	$(1,981)	$(1,661)	$(320)

The change in our net loss for the three months ended June 30, 2019 as compared to our net loss for the three months ended June 30, 2018 primarily relates to an increase in interest expense and total expenses partially offset by an increase in total revenues.

Revenues

Rental income. Rental income was $37.7 million for the three months ended June 30, 2019 compared to $31.1 million for the three months ended June 30, 2018, which was an increase of approximately $6.6 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions (we purchased three properties in the first quarter of 2019 and one property in the second quarter of 2019; there were no acquisitions in the first or second quarter of 2018, and one disposition in the first quarter of 2018), and a 5.1% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,016 as of June 30, 2019 from $967 as of June 30, 2018.  The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located as well as an increase in the occupancy rate of 0.2% to 94.4% in June 30, 2019 from 94.2% in June 30, 2018.

Other income. Other income was $5.4 million for the three months ended June 30, 2019 compared to $4.6 million for the three months ended June 30, 2018, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above.

Expenses

Property operating expenses. Property operating expenses were $10.2 million for the three months ended June 30, 2019 compared to $8.2 million for the three months ended June 30, 2018, which was an increase of approximately $2.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to a $0.7 million, or 18.4%, increase in labor costs and a $0.5 million, or 16.1%, increase in repairs & maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.6 million for the three months ended June 30, 2019 compared to $4.6 million for the three months ended June 30, 2018, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to a $1.0 million, or 26.1%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.3 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018, which was an increase of approximately $0.2 million. The increase between periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $1.9 million for the three months ended June 30, 2019 compared to $1.9 million for the three months ended June 30, 2018. The amount incurred during the three months ended June 30, 2019 and 2018 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended June 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the twelve properties we acquired subsequent to October 2016, which totaled approximately $1.7 million and are considered to be permanently waived for the period. For the three months ended June 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the five properties we acquired subsequent to October 2016, which totaled approximately $0.9 million and are considered to be permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.7 million for the three months ended June 30, 2019 compared to $2.0 million for the three months ended June 30, 2018, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to approximately $1.4 million of equity-based compensation expense recognized during the three months ended June 30, 2019 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $1.1 million of equity-based compensation expense recognized during the three months ended June 30, 2018 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties, incur additional public company costs once we lose our status as an “emerging growth company” as defined in the JOBS Act or the Board issues additional equity grants under the 2016 LTIP.

Property general and administrative expenses. Property general and administrative expenses were $1.8 million for the three months ended June 30, 2019 compared to $1.6 million for the three months ended June 30, 2018, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $13.1 million for the three months ended June 30, 2019 compared to $11.0 million for the three months ended June 30, 2018, which was an increase of approximately $2.1 million.  The increase between the periods was primarily due to the amortization of intangible lease assets of $1.3 million related to four properties for the three months ended June 30, 2019 compared to $0.2 million related to one property for the three months ended June 30, 2018 which was an increase of approximately $1.1 million.  The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.  The increase between periods was also due to an increase in depreciation expense of approximately $0.9 million, primarily related to the acquisition of seven properties subsequent to June 30, 2018.

Other Income and Expense

Interest expense. Interest expense was $8.6 million for the three months ended June 30, 2019 compared to $6.8 million for the three months ended June 30, 2018, which was an increase of approximately $1.8 million. The increase between the periods was primarily due to increase in interest on debt of approximately $2.6 million partially offset by an increase in the gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $0.9 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The following table details the various costs included in interest expense for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,
	2019	2018	$ Change
Interest on debt	$10,000	$7,363	$2,637
Amortization of deferred financing costs	470	352	118
Interest rate swaps	(1,882)	(962)	(920)
Interest rate caps expense	2	70	(68)
Total	$8,590	$6,823	$1,767

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $- million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 2018, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to decreases in write-offs of deferred financing costs of $0.1 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,
	2019	2018	$ Change
Write-off of deferred financing costs	—	105	(105)
Write-off of fair market value adjustment of assumed debt	—	(27)	27
Total	$—	$78	$(78)

Gain on sales of real estate. We did not recognize a gain on sales of real estate for the three months ended June 30, 2019 as we did not sell any properties during the period. During the three months ended June 30, 2018, we did not sell any properties.

The six months ended June 30, 2019 as compared to the six months ended June 30, 2018

The following table sets forth a summary of our operating results for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018	$ Change
Total revenues	$84,557	$70,712	$13,845
Total expenses	(74,239)	(61,777)	(12,462)
Operating income before gain on sales of real estate	10,318	8,935	1,383
Gain on sales of real estate	—	13,742	(13,742)
Operating income	10,318	22,677	(12,359)
Interest expense	(16,678)	(13,620)	(3,058)
Loss on extinguishment of debt and modification costs	—	(629)	629
Net income (loss)	(6,360)	8,428	(14,788)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(19)	25	(44)
Net income (loss) attributable to common stockholders	$(6,341)	$8,403	$(14,744)

The change in our net loss for the six months ended June 30, 2019 as compared to the net income for the six months ended June 30, 2018 primarily relates to a decrease in gain on sales of real estate, an increase in total expenses, and an increase in interest expenses, and was partially offset by an increase in total revenues and decreases in loss on extinguishment of debt and modification costs. The change in our net loss between the periods was also due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions (we purchased three properties in the first quarter of 2019 and one property in the second quarter of 2019; there were no acquisitions in the first or second quarter of 2018, and one disposition in the first quarter of 2018).

Revenues

Rental income. Rental income was $74.0 million for the six months ended June 30, 2019 compared to $61.6 million for the six months ended June 30, 2018, which was an increase of approximately $12.4 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above, and a 5.1% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,016 as of June 30, 2019 from $967 as of June 30, 2018. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was also due to an increase in the occupancy rate of our Portfolio of 0.2% to 94.4% as of June 30, 2019 from 94.2% as of June 30, 2018.

Other income. Other income was $10.5 million for the six months ended June 30, 2019 compared to $9.1 million for the six months ended June 30, 2018, which was an increase of approximately $1.4 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above, as well as a 4.0% increase in other income collected at existing properties.

Expenses

Property operating expenses. Property operating expenses were $19.8 million for the six months ended June 30, 2019 compared to $17.1 million for the six months ended June 30, 2018, which was an increase of approximately $2.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to a $1.0 million, or 17.6%, increase in repairs and maintenance costs and a $1.1 million, or 15.4%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $11.3 million for the six months ended June 30, 2019 compared to $9.4 million for the six months ended June 30, 2018, which was an increase of approximately $1.9 million. The increase between the periods was primarily due to a $1.8 million, or 22.7%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $2.5 million for the six months ended June 30, 2019 compared to $2.1 million for the six months ended June 30, 2018, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $3.7 million for the six months ended June 30, 2019 compared to $3.7 million for the six months ended June 30, 2018. The amount incurred during the six months ended June 30, 2019 and 2018 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.0 million and $1.0 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the six months ended June 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the twelve properties we acquired subsequent to October 2016, which totaled approximately $3.3 million and are considered to be permanently waived. For the six months ended June 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, which totaled approximately $1.8 million and are considered to be permanently waived for the period. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $5.0 million for the six months ended June 30, 2019 compared to $3.8 million for the six months ended June 30, 2018, which was an increase of approximately $1.2 million. The increase between the periods was primarily due to approximately $2.7 million of equity-based compensation expense recognized during the six months ended June 30, 2019 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $2.0 million of equity-based compensation expense recognized during the six months ended June 30, 2018 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties, incur additional public company costs once we lose our status as an “emerging growth company” as defined in the JOBS Act or the Board issues additional equity grants under the 2016 LTIP.

Property general and administrative expenses. Property general and administrative expenses were $3.4 million for the six months ended June 30, 2019 compared to $3.2 million for the six months ended June 30, 2018, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $28.5 million for the six months ended June 30, 2019 compared to $22.4 million for the six months ended June 30, 2018, which was an increase of approximately $6.1 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $3.5 million related to seven properties for the six months ended June 30, 2019 compared to $0.8 million related to one property for the six months ended June 30, 2018, which was an increase of approximately $2.7 million. The increase between the periods was also due to an increase of $3.4 million in depreciation expense, primarily due to our acquisition activity in 2018 and 2019 and the timing of the transactions, as described above. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the year of acquisition for each property.

Other Income and Expense

Interest expense. Interest expense was $16.7 million for the six months ended June 30, 2019 compared to $13.6 million for the six months ended June 30, 2018, which was an increase of approximately $3.1 million. The increase between the periods was primarily due an increase in interest on debt of $5.4 million related to our acquisition activity in 2018 and 2019.  This increase was partially offset by an increase in gain recognized related to the effective portion of changes in fair value of our interest rate swap derivatives designated as cash flow hedges of approximately $2.4 million (see “Debt, Derivatives and Hedging Activity – Interest Rate Swap Agreements” below). The following table details the various costs included in interest expense for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018	$ Change
Interest on debt	$19,510	$14,120	$5,390
Amortization of deferred financing costs	902	741	161
Interest rate swaps	(3,762)	(1,386)	(2,376)
Interest rate caps expense	28	145	(117)
Total	$16,678	$13,620	$3,058

Loss on extinguishment of debt and modification costs. There was were no losses on extinguishment of debt and modification costs for the six months ended June 30, 2019 compared to $0.1 million for the six months ended June 30, 2018, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to decreases in prepayment penalties and defeasance costs of approximately $0.2 million and a decrease in deferred financing costs of approximately $0.5 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018	$ Change
Prepayment penalties and defeasance costs	$—	$172	$(172)
Write-off of deferred financing costs	—	484	(484)
Write-off of fair market value adjustment of assumed debt	—	(27)	27
Total	$—	$629	$(629)

Gain on sales of real estate. There were no sales of real estate during the six months ended June 30, 2019. Gain on sale of real estate was $13.7 million for the six months ended June 30, 2018, which was a decrease of approximately $13.7 million.

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

Net Operating Income for Our Q2 Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2019 and 2018

There are 32 properties encompassing 11,471 units of apartment space in our same store pool for the three months ended June 30, 2019 and 2018 (our “Q2 Same Store” properties). Our Q2 Same Store properties exclude the following seven properties in our Portfolio as of June 30, 2019: Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage and Summers Landing.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2019 and 2018 for our Q2 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues
Same Store
Rental income	$32,341	$31,072	$1,269	4.1%
Other income	4,721	4,570	151	3.3%
Same Store revenues	37,062	35,642	1,420	4.0%
Non-Same Store
Rental income	5,370	(3)	5,373	N/M
Other income	634	16	618	N/M
Non-Same Store revenues	6,004	13	5,991	N/M
Total revenues	43,066	35,655	7,411	20.8%

Operating expenses
Same Store
Property operating expenses (1)	8,927	8,930	(3)	0.0%
Real estate taxes and insurance	4,959	4,630	329	7.1%
Property management fees (2)	1,112	1,066	46	4.3%
Property general and administrative expenses (3)	1,227	1,242	(15)	-1.2%
Same Store operating expenses	16,225	15,868	357	2.2%
Non-Same Store
Property operating expenses (4)	1,277	(9)	1,286	N/M
Real estate taxes and insurance	605	(42)	647	N/M
Property management fees (2)	179	—	179	N/M
Property general and administrative expenses (5)	202	—	202	N/M
Non-Same Store operating expenses	2,263	(51)	2,314	N/M
Total operating expenses	18,488	15,817	2,671	16.9%

NOI
Same Store	20,837	19,774	1,063	5.4%
Non-Same Store	3,741	64	3,677	N/M
Total NOI	$24,578	$19,838	$4,740	23.9%
(1)	For the three months ended June 30, 2019 and 2018, excludes approximately $59,000 and $686,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended June 30, 2019 and 2018, excludes approximately $266,000 and $399,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended June 30, 2019 and 2018, excludes approximately $16,000 and $(4,000), respectively, of casualty-related expenses/(recoveries).
(5)

For the three months ended June 30, 2019 and 2018, excludes approximately $73,000 and $7,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2019 and 2018.”

Q2 Same Store Results of Operations for the Three Months Ended June 30, 2019 and 2018

As of June 30, 2019, our Q2 Same Store properties were approximately 94.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,009. As of June 30, 2018, our Q2 Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $967. For our Q2 Same Store properties, we recorded the following operating results for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

Revenues

Rental income. Rental income was $32.3 million for the three months ended June 30, 2019 compared to $31.1 million for the three months ended June 30, 2018, which was an increase of approximately $1.2 million, or 4.1%. The majority of the increase is related to a 4.3% increase in the weighted average monthly effective rent per occupied apartment unit to $1,009 as of June 30, 2019 from $967 as of June 30, 2018, partially offset by a 0.4% increase in occupancy.

Other income. Other income was $4.7 million for the three months ended June 30, 2019 compared to $4.6 million for the three months ended June 30, 2018, which was an increase of approximately $0.1 million, or 3.3%. The majority of the increase is related to a $0.1 million, or 27.2%, increase in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses remained flat at $8.9 million for the three months ended June 30, 2019 compared to $8.9 million for the three months ended June 30, 2018.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.0 million for the three months ended June 30, 2019 compared to $4.6 million for the three months ended June 30, 2018, which was an increase of approximately $0.4 million, or 7.1%. The majority of the increase is related to a $0.5 million, or 11.5%, increase in property taxes partially offset by a $0.1 million, or 17.1%, decrease in insurance expenses.

Property management fees. Property management fees remained flat at $1.1 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018.

Property general and administrative expenses. Property general and administrative expenses remained flat at $1.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Net Operating Income for Our YTD Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2019 and 2018

There are 32 properties encompassing 11,471 units of apartment space in our same store pool for the six months ended June 30, 2019 and 2018 (our “YTD Same Store” properties). Our YTD Same Store properties exclude the following seven properties in our Portfolio as of June 30, 2019: Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage and Summers Landing.

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2019 and 2018 for our YTD Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues
Same Store
Rental income	$64,125	$61,427	$2,698	4.4%
Other income	9,415	9,053	362	4.0%
Same Store revenues	73,540	70,480	3,060	4.3%
Non-Same Store
Rental income	9,908	215	9,693	N/M
Other income	1,109	17	1,092	N/M
Non-Same Store revenues	11,017	232	10,785	N/M
Total revenues	84,557	70,712	13,845	19.6%

Operating expenses
Same Store
Property operating expenses (1)	17,507	17,666	(159)	-0.9%
Real estate taxes and insurance	10,184	9,448	736	7.8%
Property management fees (2)	2,204	2,111	93	4.4%
Property general and administrative expenses (3)	2,392	2,397	(5)	-0.2%
Same Store operating expenses	32,287	31,622	665	2.1%
Non-Same Store
Property operating expenses (4)	2,300	108	2,192	N/M
Real estate taxes and insurance	1,138	(4)	1,142	N/M
Property management fees (2)	327	9	318	N/M
Property general and administrative expenses (5)	338	12	326	N/M
Non-Same Store operating expenses	4,103	125	3,978	N/M
Total operating expenses	36,390	31,747	4,643	14.6%

NOI
Same Store	41,253	38,858	2,395	6.2%
Non-Same Store	6,914	107	6,807	N/M
Total NOI	$48,167	$38,965	$9,202	23.6%
(1)	For the six months ended June 30, 2019 and 2018, excludes approximately $24,000 and $663,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the six months ended June 30, 2019 and 2018, excludes approximately $502,000 and $759,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the six months ended June 30, 2019 and 2018, excludes approximately $17,000 and $(3,000), respectively, of casualty-related expenses/(recoveries).
(5)

For the six months ended June 30, 2019 and 2018, excludes approximately $194,000 and $27,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2019 and 2018.”

YTD Same Store Results of Operations for the Six Months Ended June 30, 2019 and 2018

As of June 30, 2019, our YTD Same Store properties were approximately 94.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,009. As of June 30, 2018, our YTD Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $967. For our YTD Same Store properties, we recorded the following operating results for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

Revenues

Rental income. Rental income was $64.1 million for the six months ended June 30, 2019 compared to $61.4 million for the six months ended June 30, 2018, which was an increase of approximately $2.7 million, or 4.4%. The majority of the increase is related to a 4.3% increase in the weighted average monthly effective rent per occupied apartment unit to $1,009 as of June 30, 2019 from $967 as of June 30, 2018, partially offset by a 0.4% increase in occupancy.

Other income. Other income was $9.4 million for the six months ended June 30, 2019 compared to $9.1 million for the six months ended June 30, 2018, which was an increase of approximately $0.3 million, or 4.0%. The majority of the increase is related to a $0.2 million, or 28%, increase in non-refundable charges.

Expenses

Property operating expenses. Property operating expenses were $17.5 million for the six months ended June 30, 2019 compared to $17.7 million for the six months ended June 30, 2018, which was a decrease of approximately $0.2 million, or 0.9%. The majority of the decrease is related to a $0.7 million, or 15.5%, decrease in utility costs, partially offset by a $0.3 million, or 6.0%, increase in repair and maintenance costs and a $0.2 million, or 2.8%, increase in labor costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $10.2 million for the six months ended June 30, 2019 compared to $9.4 million for the six months ended June 30, 2018, which was an increase of approximately $0.8 million, or 7.8%. The majority of the increase is related to a $0.9 million, or 10.6%, increase in property taxes due to higher assessments of value by taxing authorities.

Property management fees. Property management fees were $2.2 million for the six months ended June 30, 2019 compared to $2.1 million for the six months ended June 30, 2018, which was an increase of approximately $0.1 million, or 4.4%. The majority of the increase is related to a $2.7 million, or 4.4%, increase in rental income, and a $0.4 million, or 4.0%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses remained flat at $2.4 million for the six months ended June 30, 2019 compared to $2.4 million for the six months ended June 30, 2018.

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2019 and 2018

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and six months ended June 30, 2019 and 2018 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2019	2018	2019	2018
Net income (loss)		$(6,360)	$8,428	$(1,987)	$(1,666)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		3,722	3,701	1,872	1,863
Corporate general and administrative expenses		4,974	3,799	2,741	1,986
Casualty-related recoveries	(1)	(7)	(666)	(43)	(690)
Property general and administrative expenses	(2)	696	786	339	406
Depreciation and amortization		28,464	22,410	13,066	11,038
Interest expense		16,678	13,620	8,590	6,823
Loss on extinguishment of debt and modification costs		—	629	—	78
Gain on sales of real estate		—	(13,742)	—	—
NOI		$48,167	$38,965	$24,578	$19,838
Less Non-Same Store
Revenues		(11,017)	(232)	(6,004)	(13)
Operating expenses		4,103	125	2,263	(51)
Same Store NOI		$41,253	$38,858	$20,837	$19,774
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related recoveries.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2019	2018		2019	2018	% Change (1)
Net income (loss)		$(1,987)	$(1,666)		$(6,360)	$8,428	-175.5%
Depreciation and amortization		13,066	11,038		28,464	22,410	27.0%
Gain on sales of real estate		—	—		—	(13,742)	-100.0%
Adjustment for noncontrolling interests		(33)	(28)		(66)	(51)	29.4%
FFO attributable to common stockholders		11,046	9,344		22,038	17,045	29.3%

FFO per share - basic		$0.47	$0.45		$0.93	$0.82	14.2%
FFO per share - diluted		$0.46	$0.44		$0.91	$0.80	14.4%

Loss on extinguishment of debt and modification costs		—	78		—	629	-100.0%
Casualty-related recoveries		(43)	(690)		(7)	(666)	-98.9%
Amortization of deferred financing costs - acquisition term notes		—	—		—	21	-100.0%
Adjustment for noncontrolling interests		—	2		—	—	N/A
Core FFO attributable to common stockholders		11,003	8,734		22,031	17,029	29.4%

Core FFO per share - basic		$0.46	$0.42		$0.93	$0.82	14.3%
Core FFO per share - diluted		$0.45	$0.41		$0.91	$0.80	14.5%

Amortization of deferred financing costs - long term debt		470	352		902	720	25.3%
Equity-based compensation expense		1,419	1,094		2,654	2,009	32.1%
Adjustment for noncontrolling interests		(5)	(4)		(11)	(8)	37.5%
AFFO attributable to common stockholders		12,887	10,176		25,576	19,750	29.5%

AFFO per share - basic		$0.54	$0.49		$1.08	$0.95	14.4%
AFFO per share - diluted		$0.53	$0.48		$1.06	$0.92	14.6%

Weighted average common shares outstanding - basic		23,736	20,780		23,643	20,883	13.2%
Weighted average common shares outstanding - diluted		24,233	21,295		24,139	21,362	13.0%

Dividends declared per common share		$0.275	$0.250		$0.550	$0.500	10.0%

FFO Coverage - diluted	(2)	1.66x	1.76x	(2)	1.66x	1.60x	4.02%
Core FFO Coverage - diluted	(2)	1.65x	1.64x	(2)	1.66x	1.59x	4.08%
AFFO Coverage - diluted	(2)	1.93x	1.91x	(2)	1.93x	1.85x	4.18%
(1)	Represents the percentage change for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended June 30, 2019 as compared to the three months ended June 30, 2018

FFO was $11.0 million for the three months ended June 30, 2019 compared to $9.3 million for the three months ended June 30, 2018, which was an increase of approximately $1.7 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $7.4 million.  This was partially offset by an increase in property operating expenses of $3.3 million, an increase in advisory and administrative fees of $0.2 million, an increase in interest expense of $1.8 million, an increase in corporate general and administrative expenses of $0.8 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $11.0 million for the three months ended June 30, 2019 compared to $8.7 million for the three months ended June 30, 2018, which was an increase of approximately $2.3 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and a decrease in casualty-related losses of $0.6 million, partially offset by a decrease in loss on extinguishment of debt and modification costs of $0.1 million and adjustments for amounts attributable to noncontrolling interests.

AFFO was $12.9 million for the three months ended June 30, 2019 compared to $10.2 million for the three months ended June 30, 2018, which was an increase of approximately $2.7 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and an increase in equity-based compensation expense of $0.3 million.

The six months ended June 30, 2019 as compared to the six months ended June 30, 2018

FFO was $22.0 million for the six months ended June 30, 2019 compared to $17.0 million for the six months ended June 30, 2018, which was an increase of approximately $5.0 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $13.8 million, partially offset by increases in total property operating expenses of $5.2 million, interest expense of $3.1 million, corporate general and administrative expenses of $1.2 million, and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $22.0 million for the six months ended June 30, 2019 compared to $17.0 million for the six months ended June 30, 2018, which was an increase of approximately $5.0 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and a decrease in casualty-related losses of $0.6 million.  These were partially offset by a decrease in loss on extinguishment of debt and modification costs of $0.6 million and adjustments for amounts attributable to noncontrolling interests.

AFFO was $25.6 million for the six months ended June 30, 2019 compared to $19.8 million for the six months ended June 30, 2018, which was an increase of approximately $5.8 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.6 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our multifamily properties, including:

•	capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);
•	recurring maintenance necessary to maintain our multifamily properties;
•	distributions necessary to qualify for taxation as a REIT;
•	acquisition of additional properties;
•	advisory and administrative fees payable to our Adviser;
•	general and administrative expenses;
•	reimbursements to our Adviser; and
•	property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and unused capacity on the Corporate Credit Facility. As of June 30, 2019, we had approximately $6.2 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements. Additionally, we had $72.5 million of unused capacity on the Corporate Credit Facility as of June 30, 2019.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate Equity Distribution Agreements with each of Jefferies, Raymond James and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program.  During the three months ended June 30, 2019, the Company issued 252,165 shares of common stock at an average price of $40.26 per share, for net proceeds of approximately $9.4 million. The Company paid approximately $0.2 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.5 million, both of which were netted against the gross proceeds and recorded in additional paid in capital.  The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2019.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$23,620	$17,333
Net cash provided by (used in) investing activities	(152,321)	14,449
Net cash provided by (used in) financing activities	125,140	(35,811)
Net decrease in cash, cash equivalents and restricted cash	(3,561)	(4,029)
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$39,568	$39,219

Cash flows from operating activities. During the six months ended June 30, 2019, net cash provided by operating activities was $23.6 million compared to net cash provided by operating activities of $17.3 million for the six months ended June 30, 2018. The change in cash flows from operating activities was mainly due to an increase in total revenues and net cash received on derivative settlements and changes in operating assets and liabilities.  These were partially offset by an increase in property operating expenses.

Cash flows from investing activities. During the six months ended June 30, 2019, net cash used in investing activities was $152.3 million compared to net cash provided by investing activities of $14.4 million for the six months ended June 30, 2018. The change in cash flows from investing activities was mainly due to the acquisition of four properties for a combined purchase price of approximately $151.5 million during the period in 2019 compared to no acquisitions during the period in 2018. The change in cash flows from investing activities was partially offset by a decrease in net proceeds from sales of real estate. We had no sales during the six months ended June 30, 2019, and we sold one property for net proceeds of approximately $29.6 million during the period in 2018.

Cash flows from financing activities. During the six months ended June 30, 2019, net cash provided by financing activities was $125.1 million compared to net cash used in financing activities of $35.8 million for the six months ended June 30, 2018. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $146.3 million, a decrease in common stock repurchases of approximately $9.5 million, and an increase in proceeds from the issuance of common stock through the ATM Program of approximately $9.4 million (net of Sales Agents fees and other legal fees) between the periods.  These were partially offset by an increase in common stock dividends paid of approximately $2.8 million and an increase in deferred financing costs paid of approximately $1.5 million between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of June 30, 2019, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $934.3 million at a weighted average interest rate of 3.94% and an adjusted weighted average interest rate of 3.16%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.4272% for one-month LIBOR on our combined $750.0 million notional amount of interest rate swap agreements, which effectively fixes the interest rate on $750.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2019, interest rate swap agreements effectively covered $750.0 million, or 84%, of our $897.0 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2019, interest rate cap agreements covered $320.1 million of our $897.0 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $320.1 million of our floating rate mortgage debt at a weighted average rate of 5.82%.

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

Corporate Credit Facility

On January 28, 2019, we, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of three properties we acquired on January 28, 2019. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, and we have the right to request an increase in the facility amount up to $140 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on our leverage level as determined under the credit facility agreement, and is guaranteed by us. On June 29, 2019, we, through the OP, exercised our option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, we incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature. As of June 30, 2019, at our current leverage level, the spread over the reference rate is 2.25%.  See Note 6 to our consolidated financial statements for additional information.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into nine interest rate swap transactions with KeyBank and SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $750.0 million. As of June 30, 2019, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $750.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.4272%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.4272%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
			$750,000	1.4272%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2019, one-month LIBOR was 2.3980%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2019 for the next five calendar years subsequent to June 30, 2019. We used one-month LIBOR as of June 30, 2019 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2019	2020	2021	2022	2023	Thereafter
Operating Properties Mortgage Debt
Principal payments		$776,184	$360	$744	$782	$817	$20,598	$752,883
Interest expense	(1)	151,695	11,846	23,559	26,776	29,912	29,631	29,971
Total		$927,879	$12,206	$24,303	$27,558	$30,729	$50,229	$782,854

Held For Sale Property Mortgage Debt
Principal payments		$158,161	$116	$263	$282	$12,620	$—	$144,880
Interest expense		32,020	3,243	6,442	6,412	5,829	5,829	4,265
Total		$190,181	$3,359	$6,705	$6,694	$18,449	$5,829	$149,145

Credit Facility
Principal payments		$52,500	$—	$—	$52,500	$—	$—	$—
Interest expense		3,702	1,181	2,348	173	—	—	—
Total		$56,202	$1,181	$2,348	$52,673	$—	$—	$—

Total contractual obligations and commitments		$1,174,262	$16,746	$33,356	$86,925	$49,178	$56,058	$931,999

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2019, we had entered into nine interest rate swap transactions with a combined notional amount of $750.0 million. We have allocated the total impact of expected settlements on the $750.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of June 30, 2019 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of June 30, 2019, we had approximately $6.2 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,200 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2019 and 2018 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rehab Expenditures		2019	2018	2019	2018
Interior	(1)	$2,973	$2,040	$5,461	$3,556
Exterior and common area		3,352	2,543	5,137	4,992
Total rehab expenditures		$6,325	$4,583	$10,598	$8,548

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the six months ended June 30, 2019 and 2018, we completed full and partial interior rehabs on 720 and 677 units, respectively.  For the three months ended June 30, 2019 and 2018 we completed full and partial interior rehabs on 475 and 379 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties. In connection with the three acquisitions and seven refinancings we completed in 2018, we escrowed approximately $1.2 million related to the Green Program.  In connection with the four purchases in 2019, the Company escrowed approximately $0.6 million related to the Green Program. Since the inception of the Green Program through June 30, 2019, we had spent approximately $4.2 million on green improvements and completed 23 Green Programs. We expect to spend approximately $2.7 million on green improvements during the fiscal year 2019. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. For the six months ended June 30, 2019, utility costs for our YTD Same Store properties decreased by approximately $0.7 million or 15.5% compared to the six months ended June 30, 2018.  For the three months ended June 30, 2019, utility costs for our Q2 Same Store properties decreased by approximately $0.2 million or 10.2% compared to the three months ended June 30, 2018.  In 2018, for the 17 properties where the Green Program was completed, this resulted in an estimated reduction of utility costs of approximately $1.4 million.

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

We could remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year following the fifth anniversary of becoming a public company, (2) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (4) the date on which we have, during the preceding three year period, issued more than $1.0 billion in non-convertible debt.  As of June 30, 2019, the market value of our common stock held by non-affiliates exceeded $700 million, and as such, we will no longer be an emerging growth company after December 31, 2019 and will have to adopt all accounting standards as required for public companies without the use of the extended transition period. Further, an audit of internal controls over financial reporting will be required for the year ended December 31, 2019.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2019 and 2018.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2019. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2019 of $0.275 per share on April 30, 2019, which was paid on June 28, 2019 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2019 and 2018. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of June 30, 2019, we had total indebtedness of $986.8 million at a weighted average interest rate of 3.98%, of which $949.5 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $750.0 million, or 84%, of our $897.0 million of floating rate mortgage debt outstanding (see below). As of June 30, 2019, the adjusted weighted average interest rate of our total indebtedness was 3.21%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.4272% for one-month LIBOR on the $750.0 million notional amount of interest rate swap agreements that we have entered into as of June 30, 2019, which effectively fix the interest rate on $750.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2019, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $320.1 million of our floating rate mortgage debt at a weighted average rate of 5.82% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into nine interest rate swap transactions with the Counterparty with a combined notional amount of $750.0 million. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.4272%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.4272%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of June 30, 2019, of the amounts illustrated in the table below for our indebtedness as of June 30, 2019 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$500
0.50%	1,000
0.75%	1,500
1.00%	2,000

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program to up to $40 million and extended it by an additional two years to June 15, 2020.  There were no purchases of equity securities during the six months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Purchase and Sale Agreement, dated June 25, 2019, by and among the Company and Bridge Acquisitions, Asset Management and Dispositions, LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	July 30, 2019
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	July 30, 2019
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)