Form 10-Q
period 2019-09-30
NexPoint Residential Trust, Inc.
filed 2019-11-07
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 25,033,580 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2019

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value-enhancement multifamily properties rather than more conservative investment strategies;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association;
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•

high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the Americans with Disabilities Act of 1990 and the Fair Housing Act;

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

•	loss of key personnel of NexPoint Advisors, L.P. (our “Sponsor”), our Adviser and our property manager;
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

•	the risk that the Internal Revenue Service may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors (the “Board”) to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers; and
•

any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2019 (our “Annual Report”) or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$261,592	$202,347
Buildings and improvements	1,316,087	935,604
Intangible lease assets	10,897	3,049
Construction in progress	1,598	1,881
Furniture, fixtures, and equipment	69,417	61,456
Total Gross Operating Real Estate Investments	1,659,591	1,204,337
Accumulated depreciation and amortization	(138,210)	(134,124)
Total Net Operating Real Estate Investments	1,521,381	1,070,213
Real estate held for sale, net of accumulated depreciation of $4,594 and $897, respectively	32,635	17,329
Total Net Real Estate Investments	1,554,016	1,087,542
Cash and cash equivalents	20,373	19,864
Restricted cash	41,108	23,265
Accounts receivable	3,567	3,340
Prepaid and other assets	5,218	9,058
Fair market value of interest rate swaps	—	18,141
TOTAL ASSETS	$1,624,282	$1,161,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,027,947	$824,702
Mortgages payable held for sale, net	26,616	13,318
Credit facility, net	106,034	—
Accounts payable and other accrued liabilities	13,314	5,765
Accrued real estate taxes payable	17,742	12,607
Accrued interest payable	3,111	2,852
Security deposit liability	2,732	1,889
Prepaid rents	1,500	1,482
Fair market value of interest rate swaps	2,051	—
Total Liabilities	1,201,047	862,615

Redeemable noncontrolling interests in the Operating Partnership	3,424	2,567

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 24,799,905 and 23,499,635 shares issued and outstanding, respectively	247	234
Additional paid-in capital	337,694	285,511
Accumulated earnings (loss) less dividends	84,924	(6,764)
Accumulated other comprehensive income (loss)	(3,054)	17,047
Total Stockholders' Equity	419,811	296,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,624,282	$1,161,210

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$40,828	$31,724	$114,861	$93,366
Other income	6,005	4,771	16,529	13,841
Total revenues	46,833	36,495	131,390	107,207
Expenses
Property operating expenses	11,456	9,231	31,256	26,339
Real estate taxes and insurance	6,731	5,048	18,053	14,492
Property management fees (1)	1,408	1,085	3,939	3,205
Advisory and administrative fees (2)	1,891	1,885	5,613	5,586
Corporate general and administrative expenses	2,339	1,932	7,313	5,731
Property general and administrative expenses	1,547	1,280	4,973	4,475
Depreciation and amortization	17,228	11,228	45,692	33,638
Total expenses	42,600	31,689	116,839	93,466
Operating income before gain on sales of real estate	4,233	4,806	14,551	13,741
Gain on sales of real estate	127,700	—	127,700	13,742
Operating income	131,933	4,806	142,251	27,483
Interest expense	(9,960)	(7,119)	(26,638)	(20,739)
Loss on extinguishment of debt and modification costs	(2,869)	(2,947)	(2,869)	(3,576)
Net income (loss)	119,104	(5,260)	112,744	3,168
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	357	(15)	338	10
Net income (loss) attributable to common stockholders	$118,747	$(5,245)	$112,406	$3,158
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(3,550)	1,222	(20,161)	11,732
Total comprehensive income (loss)	115,554	(4,038)	92,583	14,900
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	347	(12)	278	45
Comprehensive income (loss) attributable to common stockholders	$115,207	$(4,026)	$92,305	$14,855

Weighted average common shares outstanding - basic	24,088	20,775	23,793	20,847
Weighted average common shares outstanding - diluted	24,557	21,262	24,280	21,328

Earnings (loss) per share - basic	$4.93	$(0.25)	$4.72	$0.15
Earnings (loss) per share - diluted	$4.84	$(0.25)	$4.63	$0.15

(1)

Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (see Note 10).

(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended September 30, 2019	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, June 30, 2019		$—	23,895,442	$238	$297,448	$(26,824)	$486	$—	$271,348
Net income attributable to common stockholders	—	—	—	—	—	118,747	—	—	118,747
Vesting of stock-based compensation	—	—	37,141	—	706	—	—	—	706
Issuance of common shares through at-the-market offering	—	—	867,322	9	39,540	—	—	—	39,549
Common stock dividends declared ($0.275 per share)	—	—	—	—	—	(6,847)	—	—	(6,847)
Other comprehensive loss	—	—	—	—	—	—	(3,540)	—	(3,540)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(152)	—	—	(152)
Balances, September 30, 2019	—	$—	24,799,905	$247	$337,694	$84,924	$(3,054)	$—	$419,811

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Nine Months ended September 30, 2019	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$296,028
Net income attributable to common stockholders	—	—	—	—	—	112,406	—	—	112,406
Vesting of stock-based compensation	—	—	180,783	1	3,194	—	—	—	3,195
Issuance of common shares through at-the-market offering	—	—	1,119,487	12	48,989	—	—	—	49,001
Common stock dividends declared ($0.825 per share)	—	—	—	—	—	(20,190)	—	—	(20,190)
Other comprehensive loss	—	—	—	—	—	—	(20,101)	—	(20,101)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(528)	—	—	(528)
Balances, September 30, 2019	—	$—	24,799,905	$247	$337,694	$84,924	$(3,054)	—	$419,811

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended September 30, 2018	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, June 30, 2018	—	$—	20,747,367	$207	$198,567	$15,570	$25,600	$—	$239,944
Net loss attributable to common stockholders	—	—	—	—	—	(5,245)	—	—	(5,245)
Vesting of stock-based compensation	—	—	49,768	—	1,094	—	—	—	1,094
Common stock dividends declared ($0.25 per share)	—	—	—	—	—	(5,315)	—	—	(5,315)
Other comprehensive income	—	—	—	—	—	—	1,219	—	1,219
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(212)	—	—	(212)
Balances, September 30, 2018	—	$—	20,797,135	$207	$199,661	$4,798	$26,819	$—	$231,485

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Nine Months ended September 30, 2018	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$19,288	$13,719	$—	$239,444
Cumulative effect upon adoption of ASU 2017-12	—	—	—	—	—	(1,403)	1,403	—	—
Net income attributable to common stockholders	—	—	—	—	—	3,158	—	—	3,158
Repurchase of common stock	—	—	—	—	—	—	—	(9,672)	(9,672)
Retirement of common stock held in treasury	—	—	(382,941)	(4)	(9,668)	—	—	9,672	—
Vesting of stock-based compensation	—	—	130,511	1	3,102	—	—	—	3,103
Common stock dividends declared ($0.75 per share)	—	—	—	—	—	(16,011)	—	—	(16,011)
Other comprehensive income	—	—	—	—	—	—	11,697	—	11,697
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(234)	—	—	(234)
Balances, September 30, 2018	—	$—	20,797,135	$207	$199,661	$4,798	$26,819	$—	$231,485

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$112,744	$3,168
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	(127,700)	(13,742)
Depreciation and amortization	45,692	33,638
Amortization/write-off of deferred financing costs	2,850	2,494
Change in fair value on derivative instruments included in interest expense	(5,410)	(2,391)
Net cash received on derivative settlements	5,489	2,372
Amortization/write-off of fair market value adjustment of assumed debt	(98)	(145)
Vesting of stock-based compensation	3,944	3,103
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(3,711)	(1,111)
Operating liabilities	5,143	3,066
Net cash provided by operating activities	38,943	30,452

Cash flows from investing activities
Net proceeds from sales of real estate	286,495	29,553
Prepaid acquisition costs	—	—
Additions to real estate investments	(28,252)	(23,164)
Acquisitions of real estate investments	(555,268)	(130,373)
Net cash used in investing activities	(297,025)	(123,984)

Cash flows from financing activities
Mortgage proceeds received	290,324	232,252
Mortgage payments	(145,577)	(148,711)
Credit facilities proceeds received	144,000	55,000
Credit facilities payments	(37,000)	(35,000)
Bridge facility proceeds received	—	30,000
Bridge facility payments	—	(8,597)
Deferred financing costs paid	(3,388)	(3,553)
Interest rate cap fees paid	(20)	(56)
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	49,001	—
Payments for taxes related to net share settlement of stock-based compensation	(749)	—
Repurchase of common stock	—	(9,672)
Dividends paid to common stockholders	(20,157)	(15,802)
Net cash provided by financing activities	276,434	95,861

Net increase in cash, cash equivalents and restricted cash	18,352	2,329
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$61,481	$45,577

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$30,444	$21,983
Prepayment penalties	1,449	1,706
Supplemental Disclosure of Noncash Activities

Capitalized construction costs included in accounts payable and other accrued liabilities	4,448	1,884
Change in fair value on derivative instruments designated as hedges	(20,161)	11,732
Other assets acquired from acquisitions	357	76
Liabilities assumed from acquisitions	5,946	1,382
Fair market value adjustment of assumed debt	980	—
Assumed debt on acquisitions	70,486	—
Increase in dividends payable upon vesting of restricted stock units	33	209

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2019, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 13, 2019 for a one-year term set to expire on March 16, 2020 (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2019.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and results of operations for the nine months ended September 30, 2019 and 2018 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 19, 2019.

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

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2019, there are two properties that are held for sale.  Approximately $0.1 million of other assets and approximately $0.5 million of other liabilities related to the held for sale assets are included on the consolidated balance sheet.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the nine months ended September 30, 2019 and 2018.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2019, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2019. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. At September 30, 2019, the Company’s public float exceeded $700 million, and as such, the transition period will end at December 31, 2019. At the point the transition period ends, the Company will follow the adoption criteria for public companies and reflect such adoption criteria in the Company’s Annual Report on Form 10-K for the 2019 fiscal year.

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

Reclassifications

Certain reclassifications have been made to conform the prior period consolidated financial statements and notes to the current period presentation.

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

As of September 30, 2019, the Company, through the OP and the wholly owned TRS, owned 37 properties through single-asset LLCs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the single-asset LLCs that directly own the title to each property as of September 30, 2019 and December 31, 2018:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	September 30, 2019	December 31, 2018
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Eagle Crest		Irving, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%	100%
Willow Grove		Nashville, Tennessee	2014	100%	100%
Woodbridge	(1)	Nashville, Tennessee	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	(2)	Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Cedar Pointe	(3)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista	(4)	Phoenix, Arizona	2019	100%	—	(6)
The Enclave	(4)	Tempe, Arizona	2019	100%	—	(6)
The Heritage	(4)	Phoenix, Arizona	2019	100%	—	(6)
Summers Landing		Fort Worth, Texas	2019	100%	—	(6)
Residences at Glenview Reserve	(5)	Nashville, Tennessee	2019	100%	—	(6)
Residences at West Place	(5)	Orlando, Florida	2019	100%	—	(6)
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	—	(6)
Arbors of Brentwood		Nashville, Tennessee	2019	100%	—	(6)

(1)	Property was classified as held for sale as of September 30, 2019.
(2)	Formerly known as The Colonnade.
(3)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owned Cedar Pointe was no longer considered a VIE.

(4)

The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  The master lease agreement with the EAT that directly owned these properties terminated on July 27, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(5)

NXRT acquired two multifamily properties, the Residences at Glenview Reserve and the Residences at West Place (the “Residences”) on July 17, 2019. The master lease agreement with the EAT that directly owned these properties terminated on September 3, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(6)	Properties were acquired in 2019; therefore, no ownership as of December 31, 2018.

4. Real Estate Investments Statistics

As of September 30, 2019, the Company was invested in a total of 37 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of			% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Arbors on Forest Ridge		155	210	1/31/2014	$878	$870		94.3%	95.2%
Cutter's Point		198	196	1/31/2014	1,151	1,109		92.3%	95.4%
Eagle Crest		396	447	1/31/2014	960	922		93.1%	94.9%
Silverbrook		526	642	1/31/2014	870	835		93.6%	94.9%
Beechwood Terrace		272	300	7/21/2014	956	933		94.3%	93.7%
Willow Grove		229	244	7/21/2014	993	960		93.9%	95.1%
Woodbridge	(3)	247	220	7/21/2014	1,054	1,028		92.3%	94.1%
The Summit at Sabal Park		205	252	8/20/2014	993	955		95.6%	94.4%
Courtney Cove		225	324	8/20/2014	904	895		93.8%	95.7%
Radbourne Lake		247	225	9/30/2014	1,120	1,082		92.4%	96.0%
Timber Creek		248	352	9/30/2014	907	847		92.0%	92.6%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,279	1,255		92.8%	96.5%
Southpoint Reserve at Stoney Creek	(3)	116	156	12/18/2014	1,154	1,093		96.8%	98.1%
Cornerstone		318	430	1/15/2015	1,054	1,007		92.6%	94.2%
The Preserve at Terrell Mill		692	752	2/6/2015	957	921		92.7%	94.8%
Versailles		301	388	2/26/2015	909	884		91.5%	96.4%
Seasons 704 Apartments		217	222	4/15/2015	1,142	1,130		94.1%	96.8%
Madera Point		193	256	8/5/2015	915	866		93.8%	94.5%
Venue at 8651		289	333	10/30/2015	909	875		93.4%	92.8%
Parc500		266	217	7/27/2016	1,267	1,254		89.9%	94.9%
The Venue on Camelback		256	415	10/11/2016	764	719		92.0%	93.3%
Old Farm		697	734	12/29/2016	1,163	1,176		93.1%	92.9%
Stone Creek at Old Farm		186	190	12/29/2016	1,184	1,173		95.8%	96.8%
Hollister Place		246	260	2/1/2017	1,005	984		96.2%	93.5%
Rockledge Apartments		802	708	6/30/2017	1,243	1,186		94.5%	94.6%
Atera Apartments		334	380	10/25/2017	1,249	1,232		91.8%	97.4%
Cedar Pointe		224	210	8/24/2018	1,042	1,051		93.8%	95.7%
Crestmont Reserve		199	242	9/26/2018	902	914		96.3%	94.6%
Brandywine I & II		414	632	9/26/2018	973	957		93.2%	93.8%
Bella Vista		243	248	1/28/2019	1,244	—	(4)	96.4%	—	(4)
The Enclave		194	204	1/28/2019	1,285	—	(4)	94.6%	—	(4)
The Heritage		199	204	1/28/2019	1,226	—	(4)	92.6%	—	(4)
Summers Landing		139	196	6/7/2019	928	—	(4)	93.9%	—	(4)
Residences at Glenview Reserve		344	360	7/17/2019	966	—	(4)	93.9%	—	(4)
Residences at West Place		345	342	7/17/2019	1,212	—	(4)	93.9%	—	(4)
Avant at Pembroke Pines		1,442	1520	8/30/2019	1,487	—	(4)	95.0%	—	(4)
Arbors of Brentwood		325	346	9/10/2019	1,171	—	(4)	94.2%	—	(4)
		12,300	13,757

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2019 and December 31, 2018, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2019 and December 31, 2018, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2019 and December 31, 2018, divided by the total number of units, expressed as a percentage.
(3)	Property was classified as held for sale as of September 30, 2019.
(4)	Properties were acquired in 2019.

5. Real Estate Investments

As of September 30, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,349	$—	$129	$1,369	$15,177
Cutter's Point		3,330	13,480	—	—	1,605	18,415
Eagle Crest		5,450	23,609	—	27	1,779	30,865
Silverbrook		4,860	26,938	—	5	4,195	35,998
Beechwood Terrace		1,390	21,625	—	—	2,243	25,258
Willow Grove		3,940	10,929	—	—	1,644	16,513
The Summit at Sabal Park		5,770	13,597	—	—	1,567	20,934
Courtney Cove		5,880	13,309	—	77	1,768	21,034
Radbourne Lake		2,440	22,341	—	83	1,807	26,671
Timber Creek		11,260	13,947	—	—	2,666	27,873
Sabal Palm at Lake Buena Vista		7,580	42,154	—	—	1,884	51,618
Cornerstone		1,500	30,554	—	6	2,681	34,741
The Preserve at Terrell Mill		10,170	49,174	—	7	5,896	65,247
Versailles		6,720	21,874	—	—	3,263	31,857
Seasons 704 Apartments		7,480	14,305	—	—	1,410	23,195
Madera Point		4,920	17,608	—	—	1,663	24,191
Venue at 8651		2,350	18,153	—	—	3,120	23,623
Parc500		3,860	20,785	—	74	3,022	27,741
The Venue on Camelback		8,340	37,912	—	97	1,986	48,335
Old Farm		11,078	70,801	—	294	2,231	84,404
Stone Creek at Old Farm		3,493	19,420	—	8	638	23,559
Hollister Place		2,782	21,735	—	—	1,912	26,429
Rockledge Apartments		17,451	96,018	—	27	4,510	118,006
Atera Apartments		22,371	37,356	—	2	1,851	61,580
Cedar Pointe	(1)	2,372	23,857	—	183	1,069	27,481
Crestmont Reserve		4,124	20,552	—	111	842	25,629
Brandywine I & II		6,237	73,436	—	162	2,118	81,953
Bella Vista	(2)	10,942	36,549	—	39	1,115	48,645
The Enclave	(2)	11,046	30,183	—	122	865	42,216
The Heritage	(2)	6,835	34,599	—	73	943	42,450
Summers Landing		1,798	16,852	533	72	424	19,679
Residences at Glenview Reserve	(3)	3,367	40,161	982	—	705	45,215
Residences at West Place	(3)	3,345	50,866	1,178	—	746	56,135
Avant at Pembroke Pines		48,435	265,572	6,990	—	3,155	324,152
Arbors of Brentwood		6,346	54,487	1,214	—	725	62,772
		261,592	1,316,087	10,897	1,598	69,417	1,659,591
Accumulated depreciation and amortization		—	(97,950)	(2,803)	—	(37,457)	(138,210)
Total Operating Properties		$261,592	$1,218,137	$8,094	$1,598	$31,960	$1,521,381

Held For Sale Property
Southpoint Reserve at Stoney Creek		6,120	11,413	—	—	918	18,451
Woodbridge		3,650	13,282	—	—	1,846	18,778

Accumulated depreciation and amortization		—	(3,237)	—	—	(1,357)	(4,594)
Total Held For Sale Property		$9,770	$21,458	$—	$—	$1,407	$32,635

Total		$271,362	$1,239,595	$8,094	$1,598	$33,367	$1,554,016

(1)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owned Cedar Pointe was no longer considered a VIE.

(2)

The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  The master lease agreement with the EAT that directly owned these properties terminated on July 27, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(3)

NXRT acquired the Residences on July 17, 2019. The master lease agreement with the EAT that directly owned these properties terminated on September 3, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

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
(1)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owned Cedar Pointe was no longer considered a VIE.

Depreciation expense was $14.1 million and $11.1 million for the three months ended September 30, 2019 and 2018, respectively.  Depreciation expense was $39.0 million and $32.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Amortization expense related to the Company’s intangible lease assets was $3.1 million and $0.1 million for the three months ended September 30, 2019 and 2018.  Amortization expense related to the Company’s intangible lease assets was $6.7 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through September 30, 2019 is expected to be $8.1 million for the remainder of the year ended December 31, 2019. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2019 has been fully amortized and the assets and related accumulated amortization have been written off as of September 30, 2019.

Acquisitions

The Company acquired eight properties during the nine months ended September 30, 2019, as detailed in the table below (dollars in thousands). The Company acquired three properties for a combined purchase price of $131.0 million during the nine months ended September 30, 2018.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Bella Vista	Phoenix, Arizona	January 28, 2019	$48,400	$29,040	248	100%
The Enclave	Tempe, Arizona	January 28, 2019	41,800	25,322	204	100%
The Heritage	Phoenix, Arizona	January 28, 2019	41,900	24,625	204	100%
Summers Landing	Fort Worth, Texas	June 7, 2019	19,396	10,109	196	100%
Residences at Glenview Reserve	Nashville, Tennessee	July 17, 2019	45,000	26,560	360	100%
Residences at West Place	Orlando, Florida	July 17, 2019	55,000	33,817	342	100%
Avant at Pembroke Pines	Pembroke Pines, Florida	August 30, 2019	322,000	177,100	1,520	100%
Arbors of Brentwood	Nashville, Tennessee	September 10, 2019	62,250	34,237	346	100%
			$635,746	$360,810	3,420
(1)	For additional information regarding the Company’s debt, see Note 6.

Dispositions

The Company sold six properties during the nine months ended September 30, 2019, as detailed in the table below (dollars in thousands). The Company sold one property for approximately $30.0 million during the nine months ended September 30, 2018.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Edgewater at Sandy Springs	Atlanta, Georgia	August 28, 2019	$101,250	$100,117	$47,329
Abbington Heights	Antioch, Tennessee	August 30, 2019	28,050	27,606	10,888
Belmont at Duck Creek	Garland, Texas	August 28, 2019	29,500	29,094	11,985
The Ashlar	Dallas, Texas	August 28, 2019	29,400	29,029	13,205
Heatherstone	Dallas, Texas	August 28, 2019	16,275	16,034	6,368
The Pointe at the Foothills	Mesa, Arizona	August 28, 2019	85,400	84,615	37,925
			$289,875	$286,495	$127,700

(1)	Represents sales price, net of closing costs.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2019 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		3.70%	7/1/2024
Cutter's Point	(3)	Floating	84	$16,640		3.70%	7/1/2024
Eagle Crest	(3)	Floating	84	$29,510		3.70%	7/1/2024
Silverbrook	(3)	Floating	84	$30,590		3.70%	7/1/2024
Beechwood Terrace	(3)	Floating	84	$23,365		3.46%	9/1/2025
Willow Grove	(3)	Floating	84	$14,818		3.80%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	$13,560		3.64%	7/1/2024
Courtney Cove	(3)	Floating	84	$13,680		3.64%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	$42,480		3.64%	7/1/2024
Versailles	(3)	Floating	84	$23,880		3.64%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	$17,460		3.64%	7/1/2024
Madera Point	(3)	Floating	84	$15,150		3.64%	7/1/2024
Venue at 8651	(3)	Floating	84	$13,734		3.80%	7/1/2024
The Venue on Camelback	(3)	Floating	84	$28,093		3.70%	7/1/2024
Old Farm	(3)	Floating	84	$52,886		3.70%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	$15,274		3.70%	7/1/2024
Timber Creek	(3)	Floating	84	$24,100		3.28%	10/1/2025
Radbourne Lake	(3)	Floating	84	$20,000		3.31%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	$42,100		3.32%	9/1/2025
Cornerstone	(4)	Fixed	120	$21,888		4.24%	3/1/2023
Parc500	(5)	Fixed	120	$15,289		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	$14,811		3.36%	10/1/2025
Rockledge Apartments	(3)	Floating	84	$68,100		3.59%	7/1/2024
Atera Apartments	(3)	Floating	84	$29,500		3.50%	11/1/2024
Cedar Pointe	(6)	Floating	84	$17,300		3.37%	9/1/2025
Crestmont Reserve	(3)	Floating	84	$12,061		3.20%	10/1/2025
Brandywine I & II	(3)	Floating	84	$43,835		3.20%	10/1/2025
Bella Vista	(7)	Floating	84	$29,040		3.34%	2/1/2026
The Enclave	(7)	Floating	84	$25,322		3.34%	2/1/2026
The Heritage	(7)	Floating	84	$24,625		3.34%	2/1/2026
Summers Landing	(8)	Floating	84	$10,109		3.20%	10/1/2025
Residences at Glenview Reserve	(9)	Floating	84	$26,560		3.46%	10/1/2025
Residences at West Place	(9)	Fixed	120	$33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	$177,100		3.45%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	$34,237		3.45%	10/1/2026
				$1,034,044
Fair market value adjustment				1,514	(10)
Deferred financing costs, net of accumulated amortization of $2,254				(7,611)
				$1,027,947

Held For Sale Property
Southpoint Reserve at Stoney Creek	(3)	Floating	84	13,227		4.13%	1/1/2022
Woodbridge	(3)	Floating	84	13,677		3.80%	7/1/2024
				$26,904
Deferred financing costs, net of accumulated amortization of $223				(288)
				$26,616

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of September 30, 2019 was 2.0156%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of September 30, 2019, the total indebtedness secured by the property had a blended interest rate of 4.24%.

(5)	Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan is open to pre-payment in the last four months of the term.
(6)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%.  Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.  The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owned Cedar Pointe was no longer considered a VIE.

(7)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term. The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  The master lease agreement with the EAT that directly owned these properties terminated on July 27, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

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

(9)

Debt was assumed upon acquisition of this property and recorded at approximated fair value. The loan can be prepaid at the greater of par plus 1.00% of the unpaid principal balance or the product obtained by multiplying the present value of the principal being prepaid by the excess of the monthly fixed interest rate of the loan over a daily discount rate. The loan is open to pre-payment in the last three months of the term.

(10)

The Company reflected a valuation adjustment on its fixed rate debt for Parc500 and Residences at West Place to adjust it to fair market value on their respective dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

During the nine months ended September 30, 2019, the Company sold six properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Edgewater at Sandy Springs	August 28, 2019	Floating	$52,000
Abbington Heights	August 30, 2019	Floating	16,920
Belmont at Duck Creek	August 28, 2019	Floating	17,760
The Ashlar	August 28, 2019	Floating	14,520
Heatherstone	August 28, 2019	Floating	8,880
The Pointe at the Foothills	August 28, 2019	Floating	34,800
			$144,880

(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 3.56% as of September 30, 2019 and 4.07% as of December 31, 2018. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 49 basis points to 2.0156% as of September 30, 2019 from 2.5027% as of December 31, 2018. As of September 30, 2019, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.01%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.4147% for one-month LIBOR on its combined $975.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $975.0 million of the Company’s floating rate mortgage indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2019, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties. In connection with the three acquisitions and seven refinancings the Company completed in 2018, the Company escrowed approximately $1.2 million related to the Green Program. In connection with the eight acquisitions in 2019, the Company escrowed approximately $0.9 million related to the Green Program.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of September 30, 2019 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	24	$41,700	4.35%	1/28/2021
Corporate Credit Facility	Floating	24	19,000	4.29%	1/28/2021
Corporate Credit Facility	Floating	24	46,300	4.36%	1/28/2021
Deferred financing costs, net of accumulated amortization of $284			(966)
			$106,034

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of September 30, 2019 was 2.0156%.

Corporate Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, and the Company has the right to request an increase in the facility amount up to $140 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in aggregate commitments of $150 million as of September 30, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.2 million of deferred financing costs.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of September 30, 2019, the Company believes it is in compliance with all provisions.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement (i.e. a 10% or greater difference in the cash flows between instruments), any unamortized costs and fair market value adjustments related to the original debt are charged to loss on extinguishment of debt and modification costs. For the three months ended September 30, 2019 and 2018, the Company wrote-off deferred financing costs of approximately $1.4 million and $0.9 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2019 and 2018, the Company wrote-off deferred financing costs of approximately $1.4 million and $1.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2019 and 2018, amortization of deferred financing costs of approximately $0.5 million and $0.3 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2019 and 2018, amortization of deferred financing costs of approximately $1.4 million and $1.1 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2019 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2019	$183	$60	—	$243
2020	744	266	—	1,010
2021	876	290	107,000	108,166
2022	1,391	12,610	—	14,001
2023	21,187	—	—	21,187
Thereafter	1,009,663	13,678	—	1,023,341
Total	$1,034,044	$26,904	$107,000	$1,167,948

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2019 and December 31, 2018 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the nine months ended September 30, 2019 and 2018, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $346.7 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.74% as of September 30, 2019.

The changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the nine months ended September 30, 2019, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the nine months ended September 30, 2019 and 2018, the Company recorded no gain/(loss) related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease/(increase) to interest expense on the accompanying consolidated statements of operations and comprehensive income (loss).

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into 11 interest rate swap transactions with KeyBank National Association (“KeyBank”) and SunTrust Bank with a combined notional amount of $975.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.4147%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of September 30, 2019, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
			$975,000	1.4147%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2019, one-month LIBOR was 2.0156%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of September 30, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	15	$346,697

As of September 30, 2018, the Company had 19 interest rate cap derivatives, with a notional amount of $382.1 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$4,201	$18,141	$6,252	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	1	10	—	—
Total		$4,202	$18,151	$6,252	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2019	2018		OCI into income	2019	2018		in income	2019	2018
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$(1,871)	$2,403	(1)	Interest expense	$1,679	$1,181	(1)	Interest expense	$—	$—
For the nine months ended September 30,
Interest rate products	$(14,720)	$14,156	(1)	Interest expense	$5,441	$2,424	(1)	Interest expense	$—	$—	(2)

(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2019	2018
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	(1)	(31)
For the nine months ended September 30,
Interest rate products	Interest expense	$(29)	$(33)

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

Financial Instruments Not Carried at Fair Value

At September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the nine months ended September 30, 2019 and 2018, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2019, the Company issued 180,783 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 1,119,487 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of September 30, 2019, the Company had 24,799,905 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program to up to $40.0 million and extended it by an additional two years to June 15, 2020. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2019, the Company did not repurchase any shares of its common stock. As of September 30, 2019, the Company had repurchased 737,458 shares of its common stock, par value $0.01 per share, at a total cost of approximately $16,694,000, or $22.64 per share.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser.  On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2019:

	2019
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	464,626
Granted	186,662		37.50
Vested	(197,863)	(1)	23.10
Forfeited	(6,386)		—
Outstanding September 30,	447,039	(2)	$29.13

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 180,783 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

(2)

108,613 restricted stock units vest in February 2020, 69,530 vest in March 2020, 99,564 vest in February 2021, 99,563 vest in February 2022, 34,883 vest in February 2023 and 34,886 vest in February 2024.

As of September 30, 2019, the Company had issued 421,551 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2019 and 2018, the Company recognized approximately $1.3 million and $1.1 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).  For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $3.9 million and $3.1 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of September 30, 2019, the Company had recognized a liability of approximately $0.7 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (together with Raymond James and Jefferies, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program.  During the three months ended September 30, 2019, the Company issued 867,322 shares of common stock at an average price of $46.69 per share for net proceeds of approximately $39.9 million. The Company paid approximately $0.6 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the nine months ended September 30, 2019, the Company issued 1,119,487 shares of common stock at an average price of $45.24 per share for net proceeds of approximately $49.9 million.  The Company paid approximately $0.8 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.9 million, both of which were netted against the gross proceeds and recorded in additional paid in capital.  The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for earnings (loss) per share:
Net income (loss)	$119,104	$(5,260)	$112,744	$3,168
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	357	(15)	338	10
Net income (loss) attributable to common stockholders	$118,747	$(5,245)	$112,406	$3,158

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	24,088	20,775	23,793	20,847
Denominator for basic earnings per share	24,088	20,775	23,793	20,847
Weighted average unvested restricted stock units	469	487	487	481
Denominator for diluted earnings per share	24,557	21,262	24,280	21,328

Earnings (loss) per weighted average common share:
Basic	$4.93	$(0.25)	$4.72	$0.15
Diluted	$4.84	$(0.25)	$4.63	$0.15

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

On June 30, 2017, the Company and the OP entered into a contribution agreement with BH Equities, LLC and its affiliates (collectively, “BH Equity”), whereby the Company purchased 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout”), for total consideration of approximately $51.7 million (the “Purchase Amount”). The Purchase Amount consisted of approximately $49.7 million in cash that was paid on June 30, 2017 and 73,233 OP Units (initially valued at $2.0 million) that were issued on August 1, 2017. The number of OP Units issued was calculated by dividing $2.0 million by the midpoint of the range of the Company’s net asset value as publicly disclosed in connection with the Company’s release of its second quarter of 2017 earnings results, which was $27.31 per share.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2019 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2018	$2,567
Net income attributable to redeemable noncontrolling interests in the OP	338
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(60)
Contributions from redeemable noncontrolling interests in the OP	93
Distributions to redeemable noncontrolling interests in the OP	(42)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	528
Redeemable noncontrolling interests in the OP, September 30, 2019	$3,424

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Fees incurred
Property management fees	(1)	$1,382	$1,085	$3,907	$3,205
Construction supervision fees	(2)	344	265	908	835
Design fees	(2)	65	—	125	—
Acquisition fees	(3)	638	348	946	348

Reimbursements
Payroll and benefits	(4)	4,853	3,355	13,164	10,490
Other reimbursements	(5)	918	581	2,479	1,605

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2019 and 2018, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of its spin-off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to its spin-off. Advisory and administrative fees on New Assets are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

For the three months ended September 30, 2019 and 2018, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. The amount paid for the three months ended September 30, 2019 and 2018 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets. For the nine months ended September 30, 2019 and 2018, the Company incurred advisory and administrative fees of $5.6 million and $5.6 million, respectively. The amount paid for the nine months ended September 30, 2019 and 2018 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $1.6 million and $1.5 million, respectively, of advisory and administrative fees incurred on New Assets.

For the three months and nine months ended September 30, 2019, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the fourteen properties acquired subsequent to October 2016, which totaled approximately $2.3 million and $5.6 million, respectively, and are considered to be permanently waived. For the three and nine months ended September 30, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, which totaled approximately $1.0 million and $2.8 million, respectively, and are considered to be permanently waived.  The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the nine months ended September 30, 2019 and 2018, the Company paid approximately $0.3 million and $0.3 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

In the normal course of business, the Company may purchase properties from affiliates of the Adviser. During the three months ended September 30, 2019, the Company purchased the Residences from an affiliate of the Adviser for approximately $100.0 million (see Note 5 to our consolidated financial statements for additional details related to acquisitions during the period).  The Company’s Audit Committee authorized, approved and ratified the acquisition of the Residences.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2019, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Self-Insurance Program

Effective March 1, 2019, the Company maintains a partial self-insurance program for property casualty claims whereby it incurs the “first-loss” portion of a claim up to an aggregate loss amount.  Claims resulting in losses in excess of a $100,000 per occurrence property deductible will be paid by the Company up to an aggregate amount of $1.2 million (the “Aggregate Amount”).  For the period from March 1, 2019 to September 30, 2019, the Company has not incurred a claim it has funded as part of the Aggregate Amount. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2019 to September 30, 2019, there were no potential claims that met the criteria as set forth under ASC 450-20. The Company believes it has sufficient resources through cash reserves and unused capacity on the Corporate Credit Facility to fund any potential future claims toward the Aggregate Amount.

13. Subsequent Events

Dividends Declared

On October 28, 2019, the Company’s Board declared a quarterly dividend of $0.3125 per share, payable on December 31, 2019 to stockholders of record on December 17, 2019.

Casualty Damage

On October 21, 2019, a tornado in Dallas, TX damaged Cutter’s Point.  The Company estimates that the damage is in excess of the $100,000 per occurrence property deductible and will require the Company to fund the remainder of the Aggregate Amount.  The Company’s property loss insurance program is comprehensive and other than the deductible and Aggregate Amount, no direct rehab costs to the Company are expected.  Lost rental income is also insured and as such, the Company expects any losses resulting from the damage to be immaterial.

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

Overview

As of September 30, 2019, our Portfolio consisted of 37 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,757 units of apartment space that was approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,095. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2019, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 13, 2019 for a one-year term set to expire on March 16, 2020. The Adviser is wholly owned by NexPoint Advisors, L.P.

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements (“Equity Distribution Agreements”) with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust” and together with Jefferies and Raymond James, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program. During the three months ended September 30, 2019, the Company issued 867,322 shares of common stock at an average price of $46.69 per share, for net proceeds of approximately $39.9 million. The Company paid approximately $0.6 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the nine months ended September 30, 2019, the Company issued 1,119,487 shares of common stock at an average price of $45.24 per share for net proceeds of approximately $49.9 million.  The Company paid approximately $0.8 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.9 million, both of which were netted against the gross proceeds and recorded in additional paid in capital.  The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000 (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2019 and 2018.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

The three months ended September 30, 2019 as compared to the three months ended September 30, 2018

The following table sets forth a summary of our operating results for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,
	2019	2018	$ Change
Total revenues	$46,833	$36,495	$10,338
Total expenses	(42,600)	(31,689)	(10,911)
Operating income	4,233	4,806	(573)
Interest expense	(9,960)	(7,119)	(2,841)
Loss on extinguishment of debt and modification costs	(2,869)	(2,947)	78
Gain on sales of real estate	127,700	—	127,700
Net income (loss)	119,104	(5,260)	124,364
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	357	(15)	372
Net income (loss) attributable to common stockholders	$118,747	$(5,245)	$123,992

The change in our net income for the three months ended September 30, 2019 as compared to our net loss for the three months ended September 30, 2018 primarily relates to an increase in gain on sales of real estate and an increase in total revenues partially offset by an increase in interest expense and total expenses.

Revenues

Rental income. Rental income was $40.8 million for the three months ended September 30, 2019 compared to $31.7 million for the three months ended September 30, 2018, which was an increase of approximately $9.1 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions (we purchased three properties in the first quarter of 2019, one property in the second quarter of 2019, and four properties in the third quarter of 2019; there were no acquisitions in the first quarter or second quarter of 2018, three acquisitions in the third quarter of 2018 and one disposition in the first quarter of 2018), and an 11.8% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,095 as of September 30, 2019 from $979 as of September 30, 2018. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located, partially offset by a decrease in the occupancy rate of 0.2% to 93.6% in September 30, 2019 from 93.8% in September 30, 2018.

Other income. Other income was $6.0 million for the three months ended September 30, 2019 compared to $4.8 million for the three months ended September 30, 2018, which was an increase of approximately $1.2 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions, as described above.

Expenses

Property operating expenses. Property operating expenses were $11.5 million for the three months ended September 30, 2019 compared to $9.2 million for the three months ended September 30, 2018, which was an increase of approximately $2.3 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions, as described above.

Real estate taxes and insurance. Real estate taxes and insurance costs were $6.7 million for the three months ended September 30, 2019 compared to $5.0 million for the three months ended September 30, 2018, which was an increase of approximately $1.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions, as described above. The increase between the periods was also due to a $1.6 million, or 36.4%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.4 million for the three months ended September 30, 2019 compared to $1.1 million for the three months ended September 30, 2018, which was an increase of approximately $0.3 million. The increase between periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $1.9 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September 30, 2018. The amount incurred during the three months ended September 30, 2019 and 2018 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended September 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the fourteen properties acquired subsequent to October 2016, which totaled approximately $2.3 million and are considered to be permanently waived for the period. For the three months ended September 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, which totaled approximately $1.0 million and are considered to be permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.3 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September 30, 2018, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to approximately $1.3 million of equity-based compensation expense recognized during the three months ended September 30, 2019 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $1.1 million of equity-based compensation expense recognized during the three months ended September 30, 2018 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties, incur additional public company costs once we lose our status as an “emerging growth company” as defined in the JOBS Act or the Board issues additional equity grants under the 2016 LTIP.

Property general and administrative expenses. Property general and administrative expenses were $1.5 million for the three months ended September 30, 2019 compared to $1.3 million for the three months ended September 30, 2018, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $17.2 million for the three months ended September 30, 2019 compared to $11.2 million for the three months ended September 30, 2018, which was an increase of approximately $6.0 million.  The increase between the periods was primarily due to the amortization of intangible lease assets of $3.1 million related to eight properties for the three months ended September 30, 2019 compared to $0.1 million related to one property for the three months ended September 30, 2018, which was an increase of approximately $3.0 million.  The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.  The increase between periods was also due to an increase in depreciation expense of approximately $3.0 million, primarily related to the acquisition of eight properties subsequent to September 30, 2018.

Other Income and Expense

Interest expense. Interest expense was $10.0 million for the three months ended September 30, 2019 compared to $7.1 million for the three months ended September 30, 2018, which was an increase of approximately $2.9 million. The increase between the periods was primarily due to increase in interest on debt of approximately $3.2 million. The following table details the various costs included in interest expense for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,
	2019	2018	$ Change
Interest on debt	$11,095	$7,928	$3,167
Amortization of deferred financing costs	541	341	200
Interest rate swaps	(1,678)	(1,245)	(433)
Interest rate caps expense	2	95	(93)
Total	$9,960	$7,119	$2,841

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs remained flat at $2.9 million for the three months ended September 30, 2019 compared to $2.9 million for the three months ended September 30, 2018. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,
	2019	2018	$ Change
Prepayment penalties and defeasance costs	$1,449	$1,534	$(85)
Write-off of deferred financing costs	1,420	928	492
Debt modification and other extinguishment costs	—	485	(485)
Total	$2,869	$2,947	$(78)

Gain on sales of real estate. Gains on sales of real estate was $127.7 million due to the dispositions of six properties during the three months ended September 30, 2019. We did not recognize gain on sales of real estate for the three months ended September 30, 2018 as we did not sell any properties during the period.

The nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

The following table sets forth a summary of our operating results for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018	$ Change
Total revenues	$131,390	$107,207	$24,183
Total expenses	(116,839)	(93,466)	(23,373)
Operating income before gain on sales of real estate	14,551	13,741	810
Gain on sales of real estate	127,700	13,742	113,958
Operating income	142,251	27,483	114,768
Interest expense	(26,638)	(20,739)	(5,899)
Loss on extinguishment of debt and modification costs	(2,869)	(3,576)	707
Net income	112,744	3,168	109,576
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	338	10	328
Net income attributable to common stockholders	$112,406	$3,158	$109,248

The change in our net income for the nine months ended September 30, 2019 as compared to the net income for the nine months ended September 30, 2018 primarily relates to an increase in gain on sales of real estate, in increase in total revenues, and was partially offset by an increase in operating expenses and interest expense. The change in our net income between the periods was also due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions.

Revenues

Rental income. Rental income was $114.9 million for the nine months ended September 30, 2019 compared to $93.4 million for the nine months ended September 30, 2018, which was an increase of approximately $21.5 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions, as described above, and a 11.8% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,095 as of September 30, 2019 from $979 as of September 30, 2018. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $16.5 million for the nine months ended September 30, 2019 compared to $13.8 million for the nine months ended September 30, 2018, which was an increase of approximately $2.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above.

Expenses

Property operating expenses. Property operating expenses were $31.3 million for the nine months ended September 30, 2019 compared to $26.3 million for the nine months ended September 30, 2018, which was an increase of approximately $5.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions, as described above. The increase between the periods was also due to a $2.0 million, or 22.4%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $18.1 million for the nine months ended September 30, 2019 compared to $14.5 million for the nine months ended September 30, 2018, which was an increase of approximately $3.6 million. The increase between the periods was primarily due to a $3.4 million, or 27.5%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $3.9 million for the nine months ended September 30, 2019 compared to $3.2 million for the nine months ended September 30, 2018, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $5.6 million for the nine months ended September 30, 2019 and $5.6 million for the nine months ended September 30, 2018. The amount incurred during the nine months ended September 30, 2019 and 2018 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.6 million and $1.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the nine months ended September 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the fourteen properties we acquired subsequent to October 2016, which totaled approximately $5.6 million and are considered to be permanently waived. For the nine months ended September 30, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eight properties we acquired subsequent to October 2016, which totaled approximately $2.8 million and are considered to be permanently waived for the period. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $7.3 million for the nine months ended September 30, 2019 compared to $5.7 million for the nine months ended September 30, 2018, which was an increase of approximately $1.6 million. The increase between the periods was primarily due to approximately $3.9 million of equity-based compensation expense recognized during the nine months ended September 30, 2019 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $3.1 million of equity-based compensation expense recognized during the nine months ended September 30, 2018 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties, incur additional public company costs once we lose our status as an “emerging growth company” as defined in the JOBS Act or the Board issues additional equity grants under the 2016 LTIP.

Property general and administrative expenses. Property general and administrative expenses were $5.0 million for the nine months ended September 30, 2019 compared to $4.5 million for the nine months ended September 30, 2018, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2018 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $45.7 million for the nine months ended September 30, 2019 compared to $33.6 million for the nine months ended September 30, 2018, which was an increase of approximately $12.1 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $6.7 million related to eleven properties for the nine months ended September 30, 2019 compared to $0.9 million related to two properties for the nine months ended September 30, 2018, which was an increase of approximately $5.7 million. The increase between the periods was also due to an increase of $6.3 million in depreciation expense, primarily due to our acquisition activity in 2019 and 2018 and the timing of the transactions, as described above. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the year of acquisition for each property.

Other Income and Expense

Interest expense. Interest expense was $26.6 million for the nine months ended September 30, 2019 compared to $20.7 million for the nine months ended September 30, 2018, which was an increase of approximately $5.9 million. The increase between the periods was primarily due an increase in interest on debt of $8.6 million related to our acquisition activity in 2019 and 2018. The following table details the various costs included in interest expense for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018	$ Change
Interest on debt	$30,605	$22,048	$8,557
Amortization of deferred financing costs	1,443	1,082	361
Interest rate swaps	(5,440)	(2,631)	(2,809)
Interest rate caps expense	30	240	(210)
Total	$26,638	$20,739	$5,899

Loss on extinguishment of debt and modification costs. There was $2.9 million loss on extinguishment of debt and modification costs for the nine months ended September 30, 2019 compared to $3.6 million for the nine months ended September 30, 2018, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to decreases in prepayment penalties and defeasance costs of approximately $0.3 million and a decrease in debt medication costs and other extinguishment costs of approximately $0.5 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018	$ Change
Prepayment penalties and defeasance costs	$1,449	$1,706	$(257)
Write-off of deferred financing costs	1,420	1,412	8
Write-off of fair market value adjustment of assumed debt	—	(27)	27
Debt modification and other extinguishment costs	—	485	(485)
Total	$2,869	$3,576	$(707)

Gain on sales of real estate. Gain on sale of real estate was $127.7 million during the nine months ended September 30, 2019 compared to $13.7 million for the nine months ended September 30, 2018, which was an increase of approximately $114.0 million. During the nine months ended September 30, 2019, we sold six properties; during the nine months ended September 30, 2018, we sold one property.

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

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2019 and 2018

There are 26 properties encompassing 9,253 units of apartment space in our same store pool for the three months ended September 30, 2019 and 2018 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the following eleven properties in our Portfolio as of September 30, 2019: Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines and Arbors of Brentwood.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2019 and 2018 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues
Same Store
Rental income	$26,707	$25,878	$829	3.2%
Other income	4,014	3,754	260	6.9%
Same Store revenues	30,721	29,632	1,089	3.7%
Non-Same Store
Rental income	14,121	5,846	8,275	141.5%
Other income	1,991	1,017	974	95.8%
Non-Same Store revenues	16,112	6,863	9,249	134.8%
Total revenues	46,833	36,495	10,338	28.3%

Operating expenses
Same Store
Property operating expenses (1)	7,675	7,324	351	4.8%
Real estate taxes and insurance	4,417	4,335	82	1.9%
Property management fees (2)	914	876	38	4.3%
Property general and administrative expenses (3)	817	912	(95)	-10.4%
Same Store operating expenses	13,823	13,447	376	2.8%
Non-Same Store
Property operating expenses (4)	3,747	1,943	1,804	92.8%
Real estate taxes and insurance	2,314	713	1,601	224.5%
Property management fees (2)	494	209	285	136.4%
Property general and administrative expenses (5)	355	224	131	58.5%
Non-Same Store operating expenses	6,910	3,089	3,821	123.7%
Total operating expenses	20,733	16,536	4,197	25.4%

NOI
Same Store	16,898	16,185	713	4.4%
Non-Same Store	9,202	3,774	5,428	143.8%
Total NOI	$26,100	$19,959	$6,141	30.8%
(1)	For the three months ended September 30, 2019 and 2018, excludes approximately $39,000 and $(97,000), respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.

(3)

For the three months ended September 30, 2019 and 2018, excludes approximately $195,000 and $69,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended September 30, 2019 and 2018, excludes approximately $(5,000) and $61,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the three months ended September 30, 2019 and 2018, excludes approximately $180,000 and $75,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2019 and 2018.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2019 and 2018

As of September 30, 2019, our Q3 Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,034. As of September 30, 2018, our Q3 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $997. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

Revenues

Rental income. Rental income was $26.7 million for the three months ended September 30, 2019 compared to $25.9 million for the three months ended September 30, 2018, which was an increase of approximately $0.8 million, or 3.2%. The majority of the increase is related to a 3.7% increase in the weighted average monthly effective rent per occupied apartment unit to $1,034 as of September 30, 2019 from $997 as of September 30, 2018, partially offset by a 0.8% decrease in occupancy.

Other income. Other income was $4.0 million for the three months ended September 30, 2019 compared to 3.8 million for the three months ended September 30, 2018, which was an increase of approximately 0.2 million or 6.9%. The majority of the increase is related to a $0.2 million, or 104%, increase in smart alarm service.

Expenses

Property operating expenses. Property operating expenses were $7.7 million for the three months ended September 30, 2019 compared to $7.3 million for the three months ended September 30, 2018, which was an increase by $0.4 million or 4.8%. The majority of the increase is related to a $0.3 million, or 10.8%, increase in repair and maintenance costs, partially offset by a $0.1 million, or 3.7%, decrease in utility costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.4 million for the three months ended September 30, 2019 compared to $4.3 million for the three months ended September 30, 2018, which was an increase of approximately 0.1 or 1.9%. The majority of this is related to a $0.2 million, or 4.9% increase in property taxes, partially offset by a $0.1 million or 16.7% decrease in insurance costs.

Property management fees. Property management fees remained flat at $0.9 million for the three months ended September 30, 2019 compared to $0.9 million for the three months ended September 30, 2018.

Property general and administrative expenses. Property general and administrative expenses were at $0.8 million for the three months ended September 30, 2019 compared to $0.9 million for the three months ended September 30, 2018, which was a decrease of $0.1 million or 11.1%.

Net Operating Income for Our YTD Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2019 and 2018

There are 26 properties encompassing 9,253 units of apartment space in our same store pool for the nine months ended September 30, 2019 and 2018 (our “YTD Same Store” properties). Our YTD Same Store properties exclude the following eleven properties in our Portfolio as of September 30, 2019: Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines and Arbors of Brentwood.

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2019 and 2018 for our YTD Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues
Same Store
Rental income	$79,283	$76,173	$3,110	4.1%
Other income	11,388	10,962	426	3.9%
Same Store revenues	90,671	87,135	3,536	4.1%
Non-Same Store
Rental income	35,578	17,193	18,385	106.9%
Other income	5,141	2,879	2,262	78.6%
Non-Same Store revenues	40,719	20,072	20,647	102.9%
Total revenues	131,390	107,207	24,183	22.6%

Operating expenses
Same Store
Property operating expenses (1)	21,733	21,461	272	1.3%
Real estate taxes and insurance	13,135	12,308	827	6.7%
Property management fees (2)	2,709	2,594	115	4.4%
Property general and administrative expenses (3)	2,724	2,836	(112)	-3.9%
Same Store operating expenses	40,301	39,199	1,102	2.8%
Non-Same Store
Property operating expenses (4)	9,497	5,580	3,917	70.2%
Real estate taxes and insurance	4,918	2,184	2,734	125.2%
Property management fees (2)	1,230	611	619	101.3%
Property general and administrative expenses (5)	1,180	709	471	66.4%
Non-Same Store operating expenses	16,825	9,084	7,741	85.2%
Total operating expenses	57,126	48,283	8,843	18.3%

NOI
Same Store	50,370	47,936	2,434	5.1%
Non-Same Store	23,894	10,988	12,906	117.5%
Total NOI	$74,264	$58,924	$15,340	26.0%
(1)	For the nine months ended September 30, 2019 and 2018, excludes approximately $1,000 and $765,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the nine months ended September 30, 2019 and 2018, excludes approximately $587,000 and $691,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the nine months ended September 30, 2019 and 2018, excludes approximately $27,000 and $63,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the nine months ended September 30, 2019 and 2018, excludes approximately $482,000 and $239,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2019 and 2018.”

YTD Same Store Results of Operations for the Nine Months Ended September 30, 2019 and 2018

As of September 30, 2019, our YTD Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,034. As of September 30, 2018, our YTD Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $997. For our YTD Same Store properties, we recorded the following operating results for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

Revenues

Rental income. Rental income was $79.3 million for the nine months ended September 30, 2019 compared to $76.2 million for the nine months ended September 30, 2018, which was an increase of approximately $3.1 million, or 4.1%. The majority of the increase is related to a 3.7% increase in the weighted average monthly effective rent per occupied apartment unit to $1,034 as of September 30, 2019 from $997 as of September 30, 2018, partially offset by a 0.8% decrease in occupancy.

Other income. Other income was $11.4 million for the nine months ended September 30, 2019 compared to $11.0 million for the nine months ended September 30, 2018, which was an increase of approximately $0.4 million, or 3.9%. The majority of the increase is related to a $0.3 million, or 86%, increase in smart alarm services.

Expenses

Property operating expenses. Property operating expenses were $21.7 million for the nine months ended September 30, 2019 compared to $21.5 million for the nine months ended September 30, 2018, which was an increase of approximately $0.2 million, or 1.3%. The majority of the increase is related to a $0.5 million, or 7.6%, increase in repair and maintenance costs and an increase in payroll of $0.4 million, or 4.1%, partially offset by a $0.6 million, or 11.3%, decrease in utility costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $13.1 million for the nine months ended September 30, 2019 compared to $12.3 million for the nine months ended September 30, 2018, which was an increase of approximately $0.8 million, or 6.7%. The majority of the increase is related to a $1.0 million, or 9.8%, increase in property taxes due to higher assessments of value by taxing authorities, partially offset by a $0.2 million, or 11.6% decrease in insurance costs.

Property management fees. Property management fees were $2.7 million for the nine months ended September 30, 2019 compared to $2.6 million for the nine months ended September 30, 2018, which was an increase of approximately $0.1 million, or 4.4%. The majority of the increase is related to a $3.1 million, or 4.1%, increase in rental income and a $0.4 million, or 3.9%, increase in other income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses remained flat at $2.7 million for the nine months ended September 30, 2019 compared to $2.8 million for the nine months ended September 30, 2018.

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2019 and 2018

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2019 and 2018 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2019	2018	2019	2018
Net income (loss)		$112,744	$3,168	$119,104	$(5,260)
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		5,613	5,586	1,891	1,885
Corporate general and administrative expenses		7,313	5,731	2,339	1,932
Casualty-related expenses/(recoveries)	(1)	26	(702)	34	(36)
Property general and administrative expenses	(2)	1,069	930	375	144
Depreciation and amortization		45,692	33,638	17,228	11,228
Interest expense		26,638	20,739	9,960	7,119
Loss on extinguishment of debt and modification costs		2,869	3,576	2,869	2,947
Gain on sales of real estate		(127,700)	(13,742)	(127,700)	—
NOI		$74,264	$58,924	$26,100	$19,959
Less Non-Same Store
Revenues		(40,719)	(20,072)	(16,112)	(6,863)
Operating expenses		16,825	9,084	6,910	3,089
Same Store NOI		$50,370	$47,936	$16,898	$16,185
(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related recoveries.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2019	2018		2019	2018	% Change (1)
Net income (loss)		$119,104	$(5,260)		$112,744	$3,168	3458.8%
Depreciation and amortization		17,228	11,228		45,692	33,638	35.8%
Gain on sales of real estate		(127,700)	—		(127,700)	(13,742)	829.3%
Adjustment for noncontrolling interests		(26)	(19)		(92)	(70)	31.4%
FFO attributable to common stockholders		8,606	5,949		30,644	22,994	33.3%

FFO per share - basic		$0.36	$0.29		$1.29	$1.10	16.8%
FFO per share - diluted		$0.35	$0.28		$1.26	$1.08	17.1%

Loss on extinguishment of debt and modification costs		2,869	2,947		2,869	3,576	-19.8%
Casualty-related expenses/(recoveries)		34	(36)		26	(702)	-103.7%
Amortization of deferred financing costs - acquisition term notes		—	—		—	21	-100.0%
Adjustment for noncontrolling interests		(9)	(9)		(9)	(9)	0.0%
Core FFO attributable to common stockholders		11,500	8,851		33,530	25,880	29.6%

Core FFO per share - basic		$0.48	$0.43		$1.41	$1.24	13.5%
Core FFO per share - diluted		$0.47	$0.42		$1.38	$1.21	13.8%

Amortization of deferred financing costs - long term debt		541	341		1,443	1,061	36.0%
Equity-based compensation expense		1,291	1,094		3,944	3,103	27.1%
Adjustment for noncontrolling interests		(6)	(4)		(16)	(12)	33.3%
AFFO attributable to common stockholders		13,326	10,282		38,901	30,032	29.5%

AFFO per share - basic		$0.55	$0.49		$1.63	$1.44	13.5%
AFFO per share - diluted		$0.54	$0.48		$1.60	$1.41	13.8%

Weighted average common shares outstanding - basic		24,088	20,775		23,793	20,847	14.1%
Weighted average common shares outstanding - diluted		24,557	21,262		24,280	21,328	13.8%

Dividends declared per common share		$0.275	$0.250		$0.825	$0.750	10.0%

FFO Coverage - diluted	(2)	1.27x	1.12x	(2)	1.53x	1.44x	6.42%
Core FFO Coverage - diluted	(2)	1.70x	1.67x	(2)	1.67x	1.62x	3.46%
AFFO Coverage - diluted	(2)	1.97x	1.93x	(2)	1.94x	1.88x	3.44%
(1)	Represents the percentage change for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2019 as compared to the three months ended September 30, 2018

FFO was $8.6 million for the three months ended September 30, 2019 compared to $5.9 million for the three months ended September 30, 2018, which was an increase of approximately $2.7 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $10.3 million.  This was partially offset by an increase in property operating expenses of $4.5 million, an increase in advisory and administrative fees of $0.3 million, an increase in interest expense of $2.8 million, an increase in corporate general and administrative expenses of $0.4 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $11.5 million for the three months ended September 30, 2019 compared to $8.9 million for the three months ended September 30, 2018, which was an increase of approximately $2.6 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in casualty-related losses of $0.1 million, partially offset by a decrease in loss on extinguishment of debt and modification costs of $0.1 million and adjustments for amounts attributable to noncontrolling interests.

AFFO was $13.3 million for the three months ended September 30, 2019 compared to $10.3 million for the three months ended September 30, 2018, which was an increase of approximately $3.0 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and an increase in equity-based compensation expense of $0.2 million.

The nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

FFO was $30.6 million for the nine months ended September 30, 2019 compared to $23.0 million for the nine months ended September 30, 2018, which was an increase of approximately $7.6 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $24.2 million, partially offset by increases in total property operating expenses of $9.7 million, advisory and administrative fees of $0.7 million, interest expense of $5.9 million, corporate general and administrative expenses of $1.6 million, and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $33.5 million for the nine months ended September 30, 2019 compared to $25.9 million for the nine months ended September 30, 2018, which was an increase of approximately $7.6 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in casualty-related losses of $0.7 million, partially offset by a decrease in loss on extinguishment of debt and modification costs of $0.7 million, and adjustments for amounts attributable to noncontrolling interests.

AFFO was $38.9 million for the nine months ended September 30, 2019 compared to $30.0 million for the nine months ended September 30, 2018, which was an increase of approximately $8.9 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.8 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and unused capacity on the Corporate Credit Facility. As of September 30, 2019, we had approximately $16.5 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements. Additionally, we had $43.0 million of unused capacity on the Corporate Credit Facility as of September 30, 2019.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate Equity Distribution Agreements with each of Jefferies, Raymond James and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program.  During the three months ended September 30, 2019, the Company issued 867,322 shares of common stock at an average price of $46.69 per share, for net proceeds of approximately $39.9 million. The Company paid approximately $0.6 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital.  During the nine months ended September 30, 2019, the Company issued 1,119,487 shares of common stock at an average price of $45.24 per share for net proceeds of approximately $49.9 million.  The Company paid approximately $0.8 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.9 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2019.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$38,943	$30,452
Net cash used in investing activities	(297,025)	(123,984)
Net cash provided by financing activities	276,434	95,861
Net increase in cash, cash equivalents and restricted cash	18,352	2,329
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$61,481	$45,577

Cash flows from operating activities. During the nine months ended September 30, 2019, net cash provided by operating activities was $38.9 million compared to net cash provided by operating activities of $30.5 million for the nine months ended September 30, 2018. The change in cash flows from operating activities was mainly due to an increase in total revenues, gain on sales of real estate, net cash received on derivative settlements and changes in operating assets and liabilities.  These were partially offset by an increase in property operating expenses.

Cash flows from investing activities. During the nine months ended September 30, 2019, net cash used in investing activities was $297.0 million compared to net cash used in investing activities of $124.0 million for the nine months ended September 30, 2018. The change in cash flows from investing activities was mainly due to the acquisition of eight properties for a combined purchase price of approximately $636.0 million during the period in 2019 compared to three acquisitions for a combined purchase price of approximately $131.0 million during the period in 2018. The change in cash flows from investing activities was partially offset by an increase in net proceeds from sales of real estate. We sold six properties for net proceeds of approximately $286.5 million during the nine months ended September 30, 2019, and we sold one property for net proceeds of approximately $29.6 million during the period in 2018.

Cash flows from financing activities. During the nine months ended September 30, 2019, net cash provided by financing activities was $276.4 million compared to net cash provided by financing activities of $95.9 million for the nine months ended September 30, 2018. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $126.8 million, a decrease in common stock repurchases of approximately $9.7 million, and an increase in proceeds from the issuance of common stock through the ATM Program of approximately $49.0 million (net of Sales Agents fees and other legal fees) between the periods.  These were partially offset by an increase in common stock dividends paid of approximately $4.4 million.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2019, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1,060.9 million at a weighted average interest rate of 3.56% and an adjusted weighted average interest rate of 3.01%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.4147% for one-month LIBOR on our combined $975.0 million notional amount of interest rate swap agreements, which effectively fixes the interest rate on $975.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2019, interest rate swap agreements effectively covered $975.0 million, or 98%, of our $990.0 million of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2019, interest rate cap agreements covered $346.7 million of our $990.0 million of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $346.7 million of our floating rate mortgage debt at a weighted average rate of 5.74%.

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

Corporate Credit Facility

On January 28, 2019, we, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of three properties we acquired on January 28, 2019. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension option, and we have the right to request an increase in the facility amount up to $140 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on our leverage level as determined under the credit facility agreement, and is guaranteed by us. On June 29, 2019, we, through the OP, exercised our option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, we incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature. On August 28, 2019, the Company, through the OP, exercised an incremental commitment to increase the amount of the Corporate Credit Facility by $25 million, resulting in aggregate commitments of $150 million as of September 30, 2019.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 11 interest rate swap transactions with KeyBank and SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $975.0 million. As of September 30, 2019, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $975.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.4147%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.4147%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
			$975,000	1.4147%	(2)
(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2019, one-month LIBOR was 2.0156%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2019 for the next five calendar years subsequent to September 30, 2019. We used one-month LIBOR as of September 30, 2019 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2019	2020	2021	2022	2023	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,034,044	$183	$744	$876	$1,391	$21,187	$1,009,663
Interest expense	(1)	193,576	7,893	31,395	33,685	35,532	34,895	50,176
Total		$1,227,620	$8,076	$32,139	$34,561	$36,923	$56,082	$1,059,839

Held For Sale Property Mortgage Debt
Principal payments		$26,904	$60	$266	$290	$12,610	$—	$13,678
Interest expense		3,719	272	1,074	1,059	526	526	262
Total		$30,623	$332	$1,340	$1,349	$13,136	$526	$13,940

Credit Facility
Principal payments		$107,000	$—	$—	$107,000	$—	$—	$—
Interest expense		6,157	1,169	4,645	343	—	—	—
Total		$113,157	$1,169	$4,645	$107,343	$—	$—	$—

Total contractual obligations and commitments		$1,371,400	$9,577	$38,124	$143,253	$50,059	$56,608	$1,073,779

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2019, we had entered into 11 interest rate swap transactions with a combined notional amount of $975.0 million. We have allocated the total impact of expected settlements on the $975.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of September 30, 2019 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2019, we had approximately $16.5 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,600 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2019 and 2018 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2019	2018	2019	2018
Interior	(1)	$3,322	$2,582	$8,783	$6,138
Exterior and common area		2,524	2,322	7,661	7,314
Total rehab expenditures		$5,846	$4,904	$16,444	$13,452

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2019 and 2018, we completed full and partial interior rehabs on 1,308 and 1,116 units, respectively.  For the three months ended September 30, 2019 and 2018 we completed full and partial interior rehabs on 588 and 439 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties. In connection with the three acquisitions and seven refinancings we completed in 2018, we escrowed approximately $1.2 million related to the Green Program.  In connection with the eight purchases in 2019, the Company escrowed approximately $0.9 million related to the Green Program. Since the inception of the Green Program through September 30, 2019, we had spent approximately $4.3 million on green improvements and completed 34 Green Programs. We expect to spend approximately $3.1 million on green improvements during the fiscal year 2019. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. For the nine months ended September 30, 2019, utility costs for our YTD Same Store properties decreased by approximately $0.6 million or 11.3% compared to the nine months ended September 30, 2018.  For the three months ended September 30, 2019, utility costs for our Q3 Same Store properties decreased by approximately $0.1 million or 3.7% compared to the three months ended September 30, 2018.  In 2018, for the 17 properties where the Green Program was completed, this resulted in an estimated reduction of utility costs of approximately $1.4 million.

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

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2019 and 2018.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2019. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2019 of $0.275 per share on July 29, 2019, which was paid on September 30, 2019 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Purchase Price Allocation

Upon acquisition of a property considered to be an asset acquisition, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets based on relative fair value in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2019 and 2018. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2019, we had total indebtedness of $1,167.9 million at a weighted average interest rate of 3.39%, of which $1,097.0 million was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $975.0 million, or 98%, of our $990.0 million of floating rate mortgage debt outstanding (see below). As of September 30, 2019, the adjusted weighted average interest rate of our total indebtedness was 2.86%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.4147% for one-month LIBOR on the $975.0 million notional amount of interest rate swap agreements that we have entered into as of September 30, 2019, which effectively fix the interest rate on $975.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2019, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $346.7 million of our floating rate mortgage debt at a weighted average rate of 5.74% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 11 interest rate swap transactions with the Counterparty with a combined notional amount of $975.0 million. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.4147%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.4147%, on a weighted average basis, on the notional amounts, while the Counterparty is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparty under the terms of the interest rate swap agreements we had entered into as of September 30, 2019, of the amounts illustrated in the table below for our indebtedness as of September 30, 2019 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$300
0.50%	600
0.75%	900
1.00%	1,200

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 19, 2019:

The recent Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, an affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”). While neither us nor our Adviser were parties to the bankruptcy filing, the Highland Bankruptcy could expose us, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us. In addition, the Highland Bankruptcy may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources, which may materially and adversely affect our business, financial condition and results of operations.

The Highland Bankruptcy could create potential conflicts of interest and uncertainly related to our commercial relationship with Highland.

The implications and outcome of the Highland Bankruptcy are inherently uncertain. Certain of our directors and executive officers serve, or have previously served, in various capacities at Highland or its affiliated entities and, due to the uncertain nature of bankruptcy proceedings and the respective parties’ objectives, Highland or such directors and executive officers may encounter potential conflicts of interests with us. In addition, the treatment of relationships (including as related to contractual obligations) between associated parties in bankruptcy proceedings can be uncertain, which could harm our commercial relationship with Highland.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program to up to $40 million and extended it by an additional two years to June 15, 2020.  There were no purchases of equity securities during the nine months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Sale, Purchase and Escrow Agreement between Arium Resort, LLC, as seller, NexPoint Real Estate Advisors, L.P., as buyer, and Chicago Title Insurance Company, as escrow agent date July 24, 2019 as amended by assignment of Sale, Purchase and Escrow Agreement between NexPoint Real Estate Advisors, L.P. and NXRT Pembroke, LLC dated August 13, 2019.

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	November 7, 2019
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	November 7, 2019
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)