Form 10-K
period 2019-12-31
NexPoint Residential Trust, Inc.
filed 2020-02-21
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36663

NexPoint Residential Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1881359
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NXRT	New York Stock Exchange

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2019 was approximately $774,925,308.64.

As of February 21, 2020, the registrant had 25,296,836 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2019

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
•

the risk that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Real Estate Advisors, L.P. (our “Advisor”), members of our Adviser’s management team or by NexPoint Advisors, L.P. (our “Sponsor”) or its affiliates;

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

iii

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2019, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10 to our consolidated financial statements).

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

The Company is externally managed by the Adviser through an agreement dated March 16, 2015, as amended, and renewed on February 17, 2020 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Board. The Adviser is wholly owned by our Sponsor. Our Sponsor is affiliated through common control with Highland Capital Management, LP. (“Highland”).

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

The entities through which we own the properties in the Portfolio have entered into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH operates and leases the underlying properties in the Portfolio and provides construction management services. BH has significant experience operating and leasing multifamily properties, having begun business in 1993 and currently operating and leasing approximately 86,000 multifamily units across the country. The Company pays BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees. BH is an affiliate of the noncontrolling limited partner of the OP. See Notes 10 and 11 to our consolidated financial statements for additional information.

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

As of December 31, 2019, the Company, through the OP and the wholly owned TRS, owned 40 properties representing 14,724 units in eight states, as further described under Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

2019 Highlights

Key highlights and transactions completed in 2019 include the following:

•

2019 ATM Program: On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements (“Equity Distribution Agreements”) with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust” and together with Jefferies and Raymond James, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “ATM Program”). During 2019, we issued 1,565,322 shares of common stock, par value $0.01 per share, at an average share price of $45.98 (before sales commissions and offering costs) for gross proceeds of approximately $72.0 million through the ATM Program. We used the majority of the net proceeds from the 2019 ATM Program to acquire 11 properties. The following table below contains summary information of the 2019 ATM Program:

Gross proceeds	$71,973,433
Common shares issued	1,565,322
Gross average sale price per share	$45.98

Sales commissions	$1,079,601
Offering costs	1,019,778
Net proceeds	69,874,054
Average price per share, net	$44.64

•	Acquisitions: We completed 11 acquisitions in 2019. Details of the acquisitions are in the table below (dollars in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Bella Vista	Phoenix, Arizona	January 28, 2019	$48,400	$29,040	248	100%
The Enclave	Tempe, Arizona	January 28, 2019	41,800	25,322	204	100%
The Heritage	Phoenix, Arizona	January 28, 2019	41,900	24,625	204	100%
Summers Landing	Fort Worth, Texas	June 7, 2019	19,396	10,109	196	100%
Residences at Glenview Reserve	Nashville, Tennessee	July 17, 2019	45,000	26,560	360	100%
Residences at West Place	Orlando, Florida	July 17, 2019	55,000	33,817	342	100%
Avant at Pembroke Pines	Pembroke Pines, Florida	August 30, 2019	322,000	177,100	1,520	100%
Arbors of Brentwood	Nashville, Tennessee	September 10, 2019	62,250	34,237	346	100%
Torreyana Apartments	Las Vegas, Nevada	November 22, 2019	68,000	37,400	315	100%
Bloom	Las Vegas, Nevada	November 22, 2019	106,500	58,850	528	100%
Bella Solara	Las Vegas, Nevada	November 22, 2019	66,500	36,575	320	100%
			$876,746	$493,635	4,583

(1)	For additional information regarding our debt, see Note 6 to our consolidated financial statements.

•	Dispositions: We sold six properties totaling 2,218 units in 2019. Details of the dispositions are in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)	Gain on Sale of Real Estate
Edgewater at Sandy Springs	Atlanta, Georgia	August 28, 2019	$101,250	$52,000	$100,120	$47,332
Abbington Heights	Antioch, Tennessee	August 30, 2019	28,050	16,920	27,605	10,887
Belmont at Duck Creek	Garland, Texas	August 28, 2019	29,500	17,760	29,102	11,993
The Ashlar	Dallas, Texas	August 28, 2019	29,400	14,520	29,029	13,205
Heatherstone	Dallas, Texas	August 28, 2019	16,275	8,880	16,032	6,366
The Pointe at the Foothills	Mesa, Arizona	August 28, 2019	85,400	34,800	84,591	37,901
			$289,875	$144,880	$286,479	$127,684

(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Represents sales price, net of closing costs.
•

Renovations: For the properties in our Portfolio as of December 31, 2019, we completed full and partial renovations on 2,516 units at an average cost of $4,787 per renovated unit. Since inception, for the properties in our Portfolio as of December 31, 2019, we have completed full and partial renovations on 6,927 units at an average cost of $4,920 per renovated unit that has been leased as of December 31, 2019. We have achieved average rent growth of 11.0%, or a $101 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2019, resulting in a return on investment on capital expended for interior renovations of 24.5%.

•

Dividends: We declared dividends totaling $28.2 million, or $1.138 per share. During the fourth quarter of 2019, we increased our quarterly dividend for the fourth time since the Spin-Off to $0.3125 per share, which was an increase of $0.0375 per share, or a 13.6% increase, over our previous quarterly dividends declared in 2019. The increase in our quarterly dividend to $0.3125 per share is an increase of $0.1065 per share, or a 51.7% increase, over our quarterly dividends declared from the Spin-Off through the third quarter of 2016. Our fourth quarter dividend equates to a 2.8% annualized yield based on our closing share price of $45.00 on December 31, 2019.

•

Results of Operations and Non-GAAP Measures: We reported the following increases in net income (loss), net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands):

		For the Year Ended December 31,
		2019	2018	$ Change		% Change
Net income (loss)		$99,438	$(1,614)	$101,052	(1)	N/M
NOI	(2)	102,591	80,175	22,416		28.0%
FFO attributable to common stockholders	(2)	40,718	32,018	8,700		27.2%
Core FFO attributable to common stockholders	(2)	47,573	35,081	12,492		35.6%
AFFO attributable to common stockholders	(2)	54,213	40,753	13,460		33.0%

(1)

The change in our net income (loss) between the periods primarily relates to an increase in gain on sales of real estate of $114.0 million and an increase in total revenues of $34.5 million, partially offset by increases in total property operating expenses of $12.9 million and depreciation and amortization expense of $21.6 million.

(2)

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income (loss) in accordance with U.S. generally accepted accounting principles (“GAAP”).

•

Same Store Growth: There are 25 properties encompassing 9,057 units of apartment space in our same store pool for the years ended December 31, 2019 and 2018 (our “2018-2019 Same Store” properties). For our 2018-2019 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2019 as compared to the year ended December 31, 2018:

Operating Metric	2019	2018	% Change
Occupancy (1)	94.5%	94.8%	-0.3%
Average Effective Monthly Rent Per Unit (2)	$1,038	$1,002	3.6%
Rental income (in thousands)	$116,313	$110,902	4.9%
Other income (in thousands)	$2,324	$2,824	-17.7%

(1)	Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.
(2)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•

Cash Position: At December 31, 2019, we had $71.2 million of cash on our balance sheet, of which $21.9 million was reserved for future renovations, and $23.6 million was reserved for lender-required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

Our Real Estate Portfolio

As of December 31, 2019, we owned 40 properties representing 14,724 units in eight states that were approximately 94.2% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,103. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

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

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2019, with the exception of the properties we acquired in 2019, we have renovated the exteriors and common areas at a majority of the properties in our Portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards and 5) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. For the properties in our Portfolio as of December 31, 2019, we have completed full and partial renovations on 6,927 units out of our 14,724 total units with an average monthly rental increase per unit of $101 and an average cost of $4,920 per renovated unit that has been leased as of December 31, 2019. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2019, we had reserved approximately $21.9 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 3,607 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•	manages approximately 86,000 multifamily units in 20 states and has managed multifamily communities for 27 years;
•	brings a scale of operations we could not otherwise achieve for approximately 3% of gross income, which is the contracted amount we pay for its property management services;
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

Our Adviser

We are externally managed by our Adviser pursuant to the Advisory Agreement, by and among the OP, our Adviser, and us. Our Adviser was organized on September 5, 2014 and is an affiliate of our Sponsor. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders as further described under “—Our Advisory Agreement” below. The members of our Adviser’s management team are Jim Dondero, Brian Mitts, Matt McGraner and Matthew Goetz, all of whom are employed by our Adviser or its affiliates.

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

Expense Cap. Reimbursement of Adviser Operating Expenses under the Advisory Agreement, advisory and administrative fees paid to our Adviser and corporate general and administrative expenses such as audit, legal, listing and Board fees and equity-based compensation expense recognized under a long-term incentive plan will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect) (the “Expense Cap”). The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 17, 2020, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term.

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

Insurance

We carry comprehensive general liability coverage on the properties in our Portfolio, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse us on a replacement-cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. The majority of our property policies for all U.S. operating and development communities include coverage for the perils of flood, tornado and earthquake shock with limits and deductibles customary in the industry and specific to the project. We will also obtain title insurance policies when acquiring new properties, which insure fee title to the properties in our Portfolio. We have obtained coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. These policies include limits and terms we consider commercially reasonable. There are certain losses (including, but not limited to, losses arising from environmental conditions, acts of war or certain kinds of terrorist attacks) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for the properties in our Portfolio, we could self-insure certain portions of our insurance program and therefore, use our own funds to satisfy those limits. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice. In the opinion of our management team, the properties in our Portfolio are adequately insured.

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

Employees

Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We expect we will only have accounting employees while the Advisory Agreement is in effect. As of December 31, 2019, we had three employees.

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

As of December 31, 2019, we had approximately $1.2 billion and $15.2 million of outstanding consolidated indebtedness under our Freddie Mac and Fannie Mae mortgage loans, respectively. We rely on national and regional institutions, including Freddie Mac and Fannie Mae, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is significant uncertainty regarding the futures of Freddie Mac and Fannie Mae. Should Freddie Mac and Fannie Mae have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

As of December 31, 2019, approximately $1.3 billion of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2019, 11 interest rate swap agreements, with a combined notional amount of $975.0 million and terms expiring in 2021, 2022, 2024 and 2026, effectively fix the interest rate on $975.0 million, or 73%, of our $1.3 billion of floating rate mortgage debt outstanding. As of December 31, 2019, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt outstanding at a weighted average rate of 5.74% for the term of the agreements, which is generally 3-4 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

We have a substantial amount of variable rate debt and interest rate swaps indexed to LIBOR. We may be adversely affected upon the transition away from LIBOR after 2021.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. The potential effect of any transition on our cost of capital cannot be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows.

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

There are certain types of losses (including, but not limited to, losses arising from environmental conditions, earthquakes, tornados and hurricanes, acts of war or certain kinds of terrorist attacks) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. We carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities with limits and on terms we consider commercially reasonable. If an uninsured loss or liability were to occur, whether because of a lack of insurance coverage or a loss in excess of insured limits, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

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

Our business depends on the communications and information systems of our Sponsor, to which we have access through our Adviser. In addition, certain of these systems are provided to our Sponsor by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our stockholders.

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

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act and the requirements of the NYSE, with which we were not required to comply with as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board and management and requires us to incur significant costs and expenses. As a result of being a public company, we are required to:

•	maintain a more comprehensive compliance function;
•

design, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	comply with rules promulgated by the NYSE;
•	prepare and distribute periodic public reports in compliance with our obligations under federal securities laws;
•	maintain and review new internal policies, such as those relating to disclosure controls and procedures and insider trading;
•	involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	maintain an investor relations function.

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

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur additional mortgage and other secured debt and pledge all or some of our unpledged real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

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

As of December 31, 2019, there was $1.2 billion million of mortgage debt outstanding related to our Portfolio.

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

If any one of these consequences were to materialize, our financial condition, results of operations, cash flow and trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

On October 16, 2019, Highland filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware, or the Highland Bankruptcy. The Highland Bankruptcy stems from a potential judgment being sought against Highland relating to a financial crisis-era fund previously managed by Highland. The fund has been in liquidation since 2011. The liquidation plan, which was finalized and approved by investors and Highland in 2011, established a committee of fund investor representatives, or the Redeemer Committee, to coordinate the liquidation process. Between 2011 and 2016, Highland distributed over $1.55 billion of the approximately $1.70 billion amount to be liquidated. Then, on July 5, 2016, the Redeemer Committee filed a complaint against Highland resulting from a contract dispute over the timing of management fees and other related claims. Highland believes it acted in the interest of investors and disputes the Redeemer Committee’s claims. However, in consideration of its liquidity profile, Highland determined that it was necessary to commence the voluntary Chapter 11 proceedings. Although Highland disputes the underlying claims, entry of the judgment in its maximum potential amount could result in a judgment against Highland in an amount greater than Highland’s liquid assets. Neither our Advisor nor our Sponsor are parties to Highland’s bankruptcy filing.

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

We depend upon key personnel of our Adviser and its affiliates and our property manager.

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

As a result of our arrangements with our Adviser, there may be times when our Adviser or its affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest.

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

Our Adviser, our Sponsor and their officers and employees and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisers of other real estate investment programs, including investment products sponsored by affiliates of our Adviser, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

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

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.  In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our Portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of the 75% or 95% gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRS we form in the future will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. Under the Tax Cuts and Jobs Act (the “TCJA”), the rate brackets for non-corporate taxpayers’ ordinary income are adjusted, the top tax rate is reduced from 39.6% to 37%, and ordinary REIT dividends are taxed at even lower effective rates. Under the TCJA, for taxable years beginning after December 31, 2017 and before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. At the maximum ordinary income tax rate of 37% applicable for taxable years beginning after December 31, 2017 and before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.2% in value of the aggregate of the outstanding shares of our capital stock and more than 6.2% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 6.2% ownership limit would result in our failing to qualify as a REIT. Our Board granted a waiver from the ownership limits for Highland and its affiliates, and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

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

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify or remain qualified as a REIT.

The federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which could result in statutory changes as well as frequent revisions to regulations and interpretations.

The Tax Cuts and Jobs Act, or the TCJA, significantly changed the federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. There can be no assurance that future changes to the federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. Furthermore, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent the TCJA and any new federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of the TCJA and potential future changes to the federal tax laws on an investment in our stock.

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest, including the following:

•

Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify, and elect to be taxed, as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 6.2% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 6.2% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 6.2% of our outstanding shares of common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interest. Our Board granted a waiver from the ownership limits applicable to holders of our common stock to Highland and its affiliates and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT.

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

Pursuant to the Maryland Business Combination Act, our Board by resolution exempted from the provisions of the Maryland Business Combination Act all business combinations (1) between our Adviser, Highland or their respective affiliates and us and (2) between any other person and us, provided that such business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which are not currently provided for in our charter or bylaws.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect our business and the market price of our common stock.

Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which require significant resources and management oversight. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in the market price for our common stock and impairing our ability to raise capital.

Additionally, as we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we cannot maintain effective disclosure controls and procedures or internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

Risks Related to Our Spin-Off

Potential indemnification liabilities pursuant to the Separation and Distribution Agreement could materially adversely affect us.

The 2015 Separation and Distribution Agreement between us and NHF provided for, among other things, the principal corporate transactions required to affect the separation, certain conditions to the Spin-Off and provisions governing the relationship between us and NHF with respect to and resulting from the Spin-Off.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, our Portfolio consisted of 40 properties representing 14,724 units in eight states. The following table provides a summary of the properties in our Portfolio as of December 31, 2019:

						As of December 31, 2019
Properties by State		Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)
2018-2019 Same Store Properties
Texas
Arbors on Forest Ridge		Bedford, Texas	210	1/31/2014	$12,805	$894	95.7%	244	$8,579
Eagle Crest		Irving, Texas	447	1/31/2014	27,325	969	96.6%	152	6,177
Silverbrook		Grand Prairie, Texas	642	1/31/2014	30,400	870	95.5%	633	7,081
Versailles		Dallas, Texas	388	2/26/2015	26,165	923	93.0%	453	12,266
Venue at 8651		Fort Worth, Texas	333	10/30/2015	19,250	924	96.1%	383	11,524
Old Farm		Houston, Texas	734	12/29/2016	84,721	1,162	92.8%	—	—
Stone Creek at Old Farm		Houston, Texas	190	12/29/2016	23,332	1,194	95.8%	—	—
Hollister Place		Houston, Texas	260	2/1/2017	24,500	995	93.1%	367	11,953
Atera Apartments		Dallas, Texas	380	10/25/2017	59,200	1,256	93.4%	185	19,141
Florida
The Summit at Sabal Park		Tampa, Florida	252	8/20/2014	19,050	1,010	97.2%	315	5,691
Courtney Cove		Tampa, Florida	324	8/20/2014	18,950	927	94.8%	158	—
Sabal Palm at Lake Buena Vista		Orlando, Florida	400	11/5/2014	49,500	1,270	93.8%	234	—
Cornerstone		Orlando, Florida	430	1/15/2015	31,550	1,053	95.6%	291	155,900
Seasons 704 Apartments		West Palm Beach, Florida	222	4/15/2015	21,000	1,155	94.6%	154	—
Parc500		West Palm Beach, Florida	217	7/27/2016	22,421	1,304	93.1%	138	—
Georgia
The Preserve at Terrell Mill		Marietta, Georgia	752	2/6/2015	58,000	969	94.9%	485	—
Rockledge Apartments		Marietta, Georgia	708	6/30/2017	113,500	1,260	95.3%	449	11,133
Tennessee
Beechwood Terrace		Antioch, Tennessee	300	7/21/2014	21,400	937	91.3%	309	10,520
Willow Grove		Nashville, Tennessee	244	7/21/2014	13,750	1,002	97.5%	174	31,482
Woodbridge		Nashville, Tennessee	220	7/21/2014	16,000	1,061	91.8%	188	8,633
Arizona
Madera Point		Mesa, Arizona	256	8/5/2015	22,525	924	96.1%	197	64,552
The Venue on Camelback		Phoenix, Arizona	415	10/11/2016	44,600	777	94.2%	108	—
North Carolina
Radbourne Lake		Charlotte, North Carolina	225	9/30/2014	24,250	1,118	90.7%	297	55,936
Timber Creek		Charlotte, North Carolina	352	9/30/2014	22,750	916	94.9%	224	19,634
Virginia
Southpoint Reserve at Stoney Creek	(5)	Fredericksburg, Virginia	156	12/18/2014	17,000	1,152	92.3%	63	—
Total 2018-2019 Same Store Properties			9,057		$823,944	$1,038	94.5%	6,201	$18,145

Non-Same Store Properties
Texas
Crestmont Reserve		Dallas, Texas	242	9/26/2018	24,680	902	94.2%	105	3,075
Cutter's Point	(6)	Richardson, Texas	—	1/31/2014	15,845	—	0.0%	—	—
Summers Landing		Fort Worth, Texas	196	6/7/2019	19,396	920	91.8%	35	2,177
Nevada
Bella Solara		Las Vegas, Nevada	320	11/22/2019	66,500	1,136	91.9%	—	—
Bloom		Las Vegas, Nevada	528	11/22/2019	106,500	1,105	90.9%	—	—
Torreyana Apartments		Las Vegas, Nevada	315	11/22/2019	68,000	1,171	95.6%	—	—
Tennessee
Arbors of Brentwood		Nashville, Tennessee	346	9/10/2019	62,250	1,192	96.2%	47	738
Cedar Pointe		Antioch, Tennessee	210	8/24/2018	26,500	1,066	91.4%	96	3,746
Brandywine I & II		Nashville, Tennessee	632	9/26/2018	79,800	978	93.7%	89	345,848
Residences at Glenview Reserve		Nashville, Tennessee	360	7/17/2019	45,000	977	94.4%	9	—
Arizona
Bella Vista		Phoenix, Arizona	248	1/28/2019	48,400	1,265	97.2%	33	—
The Enclave		Tempe, Arizona	204	1/28/2019	41,800	1,295	93.6%	26	—
The Heritage		Phoenix, Arizona	204	1/28/2019	41,900	1,265	96.6%	31	—
Florida
Avant at Pembroke Pines		Pembroke Pines, Florida	1,520	8/30/2019	322,000	1,498	93.7%	5	—
Residences at West Place		Orlando, Florida	342	7/17/2019	55,000	1,211	92.7%	34	—
Total Non-Same Store Properties			5,667		$1,023,571	$1,209	93.7%	510	$13,423

Total			14,724		$1,847,515	$1,103	94.2%	6,711	$17,533

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2019 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2019.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2019, divided by the total number of units, expressed as a percentage.
(3)	Inclusive of all full and partial interior upgrades completed.

(4)	Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2019.
(5)	Property was classified as held for sale as of December 31, 2019.
(6)	Cutter’s Point incurred significant tornado damage on October 20, 2019 which resulted in the property ceasing operations in order to start reconstruction. (see Note 5).

For additional information regarding our Portfolio, see Notes 3, 4, 5 and 6 to our consolidated financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 21, 2020, we had 25,296,836 shares of common stock outstanding held by a total of approximately 996 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our common stock trades on the NYSE under the ticker symbol “NXRT.”

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the cumulative total stockholder return on our common shares for the measurement period commencing March 31, 2015 and ending December 31, 2019 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ), the Standard & Poor’s U.S. REIT Index and the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

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

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Net real estate investments (1)	$1,781,810	$1,087,542	$991,156	$963,037	$902,882
Total assets	1,865,989	1,161,210	1,055,375	1,035,397	970,060
Mortgage debt, net (1)	1,186,547	838,020	754,405	423,138	676,324
Credit and bridge facilities, net	216,501	—	38,419	340,366	28,805
Total debt, net (1)	1,403,048	838,020	792,824	763,504	705,129
Total liabilities	1,436,453	862,615	813,796	779,295	721,122
Redeemable noncontrolling interests in the Operating Partnership	3,295	2,567	2,135	—	—
Noncontrolling interests	—	—	—	24,558	27,390
Stockholders' equity	426,241	296,028	239,444	231,544	221,548

	For the Year Ended December 31,
	2019	2018	2017	2016	2015 (2)
Operating Data
Total revenues	$181,066	$146,597	$144,235	$132,848	$117,658
Net income (loss)	99,438	(1,614)	56,359	25,888	(10,992)
Net income (loss) attributable to common stockholders	99,140	(1,609)	53,374	21,882	(10,832)
Earnings (loss) per weighted average common share - basic	4.11	(0.08)	2.53	1.03	(0.51)
Earnings (loss) per weighted average common share - diluted	4.03	(0.08)	2.49	1.03	(0.51)
Weighted average common shares outstanding - basic	24,116	21,189	21,057	21,232	21,294
Weighted average common shares outstanding - diluted	24,593	21,667	21,399	21,314	21,294

Cash Flow Data
Cash flows provided by operating activities	$51,366	$41,743	$37,506	$33,776	$34,514
Cash flows provided by (used in) investing activities	(553,129)	(136,954)	2,324	(51,904)	(283,000)
Cash flows provided by (used in) financing activities	529,816	95,092	(51,843)	10,294	251,102

Other Data
Dividends declared per common share	$1.138	$1.025	$0.910	$0.838	$0.618

FFO attributable to common stockholders (3)	$40,718	$32,018	$25,051	$31,016	$25,639
FFO per share - basic	1.69	1.51	1.19	1.46	1.20
FFO per share - diluted	1.66	1.48	1.17	1.46	1.20

Core FFO attributable to common stockholders (3)	$47,573	$35,081	$30,147	$31,485	$28,944
Core FFO per share - basic	1.97	1.66	1.43	1.48	1.36
Core FFO per share - diluted	1.93	1.62	1.41	1.48	1.36

AFFO attributable to common stockholders (3)	$54,213	$40,753	$34,772	$33,593	$29,933
AFFO per share - basic	2.25	1.92	1.65	1.58	1.41
AFFO per share - diluted	2.20	1.88	1.62	1.58	1.41

(1)	Includes amounts classified as held for sale, where applicable.
(2)

We began operations on March 31, 2015, as described above, and therefore we had no operating activities or earnings (loss) per share before March 31, 2015. However, for purposes of the consolidated statements of operations and comprehensive income, we have presented basic and diluted earnings (loss), FFO, Core FFO and AFFO per share as if the operating activities of our predecessor were those of us and assuming the shares outstanding at the date of the Spin-Off were outstanding for all periods prior to the Spin-Off.

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

Overview

As of December 31, 2019, our Portfolio consisted of 40 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 14,724 units of apartment space that was approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $1,103. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2019, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the NOI at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 17, 2020 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements (“Equity Distribution Agreements”) with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust” and together with Jefferies and Raymond James, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “ATM Program”).  Sales of shares of common stock under the ATM Program, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program. During the three months ended December 31, 2019, the Company issued 445,835 shares of common stock at an average price of $47.82 per share, for gross proceeds of approximately $21.3 million and paid approximately $0.3 million in fees to the Sales Agents. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share, for gross proceeds of approximately $72.0 million. The Company paid approximately $1.1 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000 (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2019, 2018 and 2017.

Components of Our Revenues and Expenses

Revenues

Rental income. Our earnings are primarily attributable to the rental revenue from our multifamily properties. We anticipate that the leases we enter into for our multifamily properties will typically be for one year or less on average. Also included are utility reimbursements, late fees, pet fees, and other rental fees charged to tenants.

Other income. Other income includes ancillary income earned from tenants such as non-refundable fees, application fees, laundry fees, cable TV income, and other miscellaneous fees charged to tenants.

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

Casualty losses. Casualty losses include expenses resulting from damages from an unexpected and unusual event such as a natural disaster. Expenses can include additional payments on insurance premiums, impairment recognized on a property, and other abnormal expenses arising from the related event.

Miscellaneous income. Miscellaneous income includes proceeds received from insurance for business interruption involving the loss of rental income at a property that has temporarily suspended operations due to an unexpected and unusual event.

Gain on sales of real estate. Gain on sales of real estate includes the gain recognized upon sales of properties. Gain on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the properties.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

The year ended December 31, 2019 as compared to the year ended December 31, 2018

The following table sets forth a summary of our operating results for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018	$ Change
Total revenues	$181,066	$146,597	$34,469
Total expenses	(166,157)	(129,805)	(36,352)
Operating income before gain on sales of real estate	14,909	16,792	(1,883)
Gain on sales of real estate	127,684	13,742	113,942
Operating income	142,593	30,534	112,059
Interest expense	(37,385)	(28,572)	(8,813)
Loss on extinguishment of debt and modification costs	(2,869)	(3,576)	707
Casualty losses (1)	(3,488)	—	(3,488)
Miscellaneous income	587	—	587
Net income (loss)	99,438	(1,614)	101,052
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	298	(5)	303
Net income (loss) attributable to common stockholders	$99,140	$(1,609)	$100,749

(1)	Casualty losses for the year ended December 31, 2019 are related to tornado damage incurred at Cutter’s Point on October 20, 2019 (see Note 5).

The change in our net income (loss) for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily relates to an increase in gain on sales of real estate and an increase in total revenues, and was partially offset by increases in total property operating expenses and depreciation and amortization expense. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions (we acquired three properties in the third quarter of 2018, and disposed of one property in the first quarter of 2018; we purchased three properties in the first quarter of 2019, one property in the second quarter of 2019, four properties in the third quarter of 2019, three properties in the fourth quarter of 2019, and disposed of six properties in the third quarter of 2019).

Revenues

Rental income was $177.2 million for the year ended December 31, 2019 compared to $143.2 million for the year ended December 31, 2018, which was an increase of approximately $34.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above, and a 12.0% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,103 as of December 31, 2019 from $985 as of December 31, 2018, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $3.9 million for the year ended December 31, 2019 compared to $3.4 million for the year ended December 31, 2018, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a $0.6 million increase in in cable TV income.

Expenses

Property operating expenses. Property operating expenses were $42.7 million for the year ended December 31, 2019 compared to $35.8 million for the year ended December 31, 2018, which was an increase of approximately $6.9 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above. The increase between periods was also due to a $3.1 million, or 16.5%, increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $25.1 million for the year ended December 31, 2019 compared to $20.7 million for the year ended December 31, 2018, which was an increase of approximately $4.4 million. The increase between the periods was primarily due to a $3.8 million, or 21%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $5.4 million for the year ended December 31, 2019 compared to $4.4 million for the year ended December 31, 2018, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $7.5 million for the years ended December 31, 2019 and 2018. The amount incurred during the years ended December 31, 2019 and 2018 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus $2.1 million and $2.1 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the year ended December 31, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the 19 properties we acquired subsequent to October 2016, which totaled approximately $9.1 million and are considered to be permanently waived. For the year ended December 31, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eight properties we acquired subsequent to October 2016, which totaled approximately $4.1 million and are considered to be permanently waived for the period. The advisory and administrative fees waived by our Adviser for the years ended December 31, 2019 and 2018 are considered to be permanently waived for the periods. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $9.6 million for the year ended December 31, 2019 compared to $7.8 million for the year ended December 31, 2018, which was an increase of approximately $1.8 million. The increase between the periods was primarily due to approximately $5.1 million of equity-based compensation expense recognized during the year ended December 31, 2019 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $4.2 million of equity-based compensation expense recognized during the year ended December 31, 2018 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

Property general and administrative expenses. Property general and administrative expenses were $6.8 million for the year ended December 31, 2019 compared to $6.1 million for the year ended December 31, 2018, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2018 and 2019 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $69.1 million for the year ended December 31, 2019 compared to $47.5 million for the year ended December 31, 2018, which was an increase of approximately $21.6 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $12.7 million related to 14 properties for the year ended December 31, 2019 compared to $2.5 million related to four properties for the year ended December 31, 2018, which was an increase of approximately $10.3 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $37.4 million for the year ended December 31, 2019 compared to $28.6 million for the year ended December 31, 2018, which was an increase of approximately $8.8 million. The increase between the periods was primarily due to an increase in interest on debt of approximately $10.9 million, partially offset by a decrease in interest rate swap expense of $2.2 million. The following table details the various costs included in interest expense for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018	$ Change
Interest on debt	$41,744	$30,870	$10,874
Amortization of deferred financing costs	2,083	1,650	433
Interest rate swaps	(6,472)	(4,224)	(2,248)
Interest rate caps expense	30	276	(246)
Total	$37,385	$28,572	$8,813

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $2.9 million for the year ended December 31, 2019 compared to $3.6 million for the year ended December 31, 2018, which was a decrease of approximately $0.7 million. The decrease between periods was primarily due to a decrease in debt modification and other extinguishment costs of $0.5 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018	$ Change
Prepayment penalties and defeasance costs	$1,449	$1,706	$(257)
Write-off of deferred financing costs	1,419	1,412	7
Write-off of fair market value adjustment of assumed debt	—	(27)	27
Debt modification and other extinguishment costs	1	485	(484)
Total	$2,869	$3,576	$(707)

Casualty losses. Casualty losses were $3.5 million for the year ended December 31, 2019; there were no casualty losses for the year ended December 31, 2018. This is related to significant damages sustained at Cutter’s Point due to a tornado hitting the property (see Note 5).

Miscellaneous income. Miscellaneous income was $0.6 million for the year ended December 31, 2019; there was no miscellaneous income for the year ended December 31, 2018. This is related to business interruption proceeds received from insurance for lost rents at Cutter’s Point (see Note 5).

Gain on sales of real estate. Gain on sales of real estate was $127.7 million for the year ended December 31, 2019 compared to $13.7 million for the year ended December 31, 2018, which was an increase of approximately $114.0 million. During the year ended December 31, 2019, we sold six properties; during the year ended December 31, 2018, we sold one property.

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

Revenues

Rental income. Rental income was $143.2 million for the year ended December 31, 2018 compared to $140.9 million for the year ended December 31, 2017, which was an increase of approximately $2.3 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2017 and 2018 and the timing of the transactions, as described above, and a 3.9% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $985 as of December 31, 2018 from $948 as of December 31, 2017, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located. The increase between the periods was also due to an increase in the occupancy rate of our Portfolio of 0.8% to 94.6% as of December 31, 2018 from 93.8% as of December 31, 2017.

Other income. Other income was $3.4 million for the year ended December 31, 2018 and remained flat at $3.4 million for the year ended December 31, 2017.

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

Corporate general and administrative expenses. Corporate general and administrative expenses were $7.8 million for the year ended December 31, 2018 compared to $6.3 million for the year ended December 31, 2017, which was an increase of approximately $1.5 million. The increase between the periods was primarily due to approximately $4.2 million of equity-based compensation expense recognized during the year ended December 31, 2018 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our 2016 LTIP, compared to $3.1 million of equity-based compensation expense recognized during the year ended December 31, 2017 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties.

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

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) advisory and administrative fees, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP and gains or losses on extinguishment of debt and modification costs, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, (7) casualty-related expenses/(recoveries) and casualty losses, (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees and (9) miscellaneous income.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Extinguishment of debt and modification costs are excluded because renegotiations of terms in existing loans are rare. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries are excluded because they do not reflect continuing operating costs of the property owner. Casualty losses are excluded because of the infrequent and unusual nature of the sustained damages. Miscellaneous income is excluded because of the infrequent and usual nature of the gains. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, loss on extinguishment of debt and modification costs, acquisition costs, casualty losses, miscellaneous income, certain fees to affiliates such as advisory and administrative fees, depreciation and amortization expense, gains or losses from the sale of properties, and other gains and losses as determined under GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

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

Net Operating Income for Our 2018-2019 Same Store and Non-Same Store Properties for the Years Ended December 31, 2019 and 2018

There are 25 properties encompassing 9,057 units of apartment space in our same store pool for the years ended December 31, 2019 and 2018 (our “2018-2019 Same Store” properties). Our 2018-2019 Same Store properties exclude the following 15 properties in our Portfolio as of December 31, 2019: Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara and Cutter’s Point, which has suspended operations to undergo reconstruction due to damages sustained (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2019 and 2018 for our 2018-2019 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
Revenues
Same Store
Rental income	$116,313	$110,902	$5,411	4.9%
Other income	2,324	2,824	(500)	-17.7%
Same Store revenues	118,637	113,726	4,911	4.3%
Non-Same Store
Rental income	60,849	32,256	28,593	88.6%
Other income	1,580	615	965	156.9%
Non-Same Store revenues	62,429	32,871	29,558	89.9%
Total revenues	181,066	146,597	34,469	23.5%

Operating expenses
Same Store
Property operating expenses (1)	28,255	27,676	579	2.1%
Real estate taxes and insurance	17,317	17,127	190	1.1%
Property management fees (2)	3,543	3,391	152	4.5%
Property general and administrative expenses (3)	3,561	3,737	(176)	-4.7%
Same Store operating expenses	52,676	51,931	745	1.4%
Non-Same Store
Property operating expenses (4)	14,471	8,811	5,660	64.2%
Real estate taxes and insurance	7,796	3,586	4,210	117.4%
Property management fees (2)	1,845	991	854	86.2%
Property general and administrative expenses (5)	1,687	1,103	584	52.9%
Non-Same Store operating expenses	25,799	14,491	11,308	78.0%
Total operating expenses	78,475	66,422	12,053	18.1%

NOI
Same Store	65,961	61,795	4,166	6.7%
Non-Same Store	36,630	18,380	18,250	99.3%
Total NOI	$102,591	$80,175	$22,416	28.0%

(1)	For the years ended December 31, 2019 and 2018, excludes approximately $48,000 and $752,000, respectively, of casualty-related recoveries.

(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2019 and 2018, excludes approximately $769,000 and $843,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2019 and 2018, excludes approximately $14,000 and $89,000, respectively, of casualty-related expenses.
(5)

For the years ended December 31, 2019 and 2018, excludes approximately $748,000 and $451,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and 2018-2019 Same Store NOI for the Years Ended December 31, 2019 and 2018.”

2018-2019 Same Store Results of Operations for the Years Ended December 31, 2019 and 2018

As of December 31, 2019, our 2018-2019 Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,038. As of December 31, 2018, our 2018-2019 Same Store properties were approximately 94.8% leased with a weighted average monthly effective rent per occupied apartment unit of $1,002. For our 2018-2019 Same Store properties, we recorded the following operating results for the year ended December 31, 2019 as compared to the year ended December 31, 2018:

Revenues

Rental income. Rental income was $116.3 million for the year ended December 31, 2019 compared to $110.9 million for the year ended December 31, 2018, which was an increase of approximately $5.4 million, or 4.9%. The majority of the increase is related to a 3.6% increase in the weighted average monthly effective rent per occupied apartment unit to $1,038 as of December 31, 2019 from $1,002 as of December 31, 2018.

Other income. Other income was $2.3 million for the year ended December 31, 2019 compared to $2.8 million for the year ended December 31, 2018, which was a decrease of approximately $0.5 million, or 17.7%. The majority of the decrease is related to a $0.5 million decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $28.3 million for the year ended December 31, 2019 compared to $27.7 million for the year ended December 31, 2018, which was an increase of approximately $0.6 million, or 2.1%. The majority of the increase is related to a $0.6 million, or 6.7%, increase in repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $17.3 million for the year ended December 31, 2019 compared to $17.1 million for the year ended December 31, 2018, which was an increase of approximately $0.2 million, or 1.1%. The majority of the increase is related to a $0.5 million, or 3.4%, increase in property taxes, partially offset by a $0.3 million, or 13.1%, decrease in insurance expense.

Property management fees. Property management fees were $3.5 million for the year ended December 31, 2019 compared to $3.4 million for the year ended December 31, 2018, which was an increase of approximately $0.1 million, or 4.5%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.6 million for the year ended December 31, 2019 compared to $3.7 million for the year ended December 31, 2018, which was a decrease of approximately $0.1 million, or 4.7%. The majority of the decrease is related to a $0.1 million, or 9.5%, decrease in marketing costs.

Net Operating Income for Our 2017-2019 Same Store and Non-Same Store Properties for the Years Ended December 31, 2019, 2018 and 2017

There are 22 properties encompassing 7,709 units of apartment space in our same store pool for the years ended December 31, 2019, 2018 and 2017 (our “2017-2019 Same Store” properties). Our 2017-2019 Same Store properties exclude the following 18 properties in our Portfolio as of December 31, 2019: Hollister Place, Rockledge Apartments, Atera Apartments, Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara and Cutter’s Point, which has suspended operations to undergo reconstruction due to damages sustained (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2019, 2018 and 2017 for our 2017-2019 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,			2019 compared to 2018		2018 compared to 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Revenues
Same Store
Rental income	$96,703	$92,141	$88,167	$4,562	5.0%	$3,974	4.5%
Other income	2,003	2,469	2,257	(466)	-18.9%	212	9.4%
Same Store revenues	98,706	94,610	90,424	4,096	4.3%	4,186	4.6%
Non-Same Store
Rental income	80,459	51,017	52,715	29,442	57.7%	(1,698)	-3.2%
Other income	1,901	970	1,096	931	96.0%	(126)	-11.5%
Non-Same Store revenues	82,360	51,987	53,811	30,373	58.4%	(1,824)	-3.4%
Total revenues	181,066	146,597	144,235	34,469	23.5%	2,362	1.6%

Operating expenses
Same Store
Property operating expenses (1)	24,162	23,573	23,878	589	2.5%	(305)	-1.3%
Real estate taxes and insurance	13,564	13,145	12,505	419	3.2%	640	5.1%
Property management fees (2)	2,970	2,840	2,720	130	4.6%	120	4.4%
Property general and administrative expenses (3)	3,023	3,162	3,117	(139)	-4.4%	45	1.4%
Same Store operating expenses	43,719	42,720	42,220	999	2.3%	500	1.2%
Non-Same Store
Property operating expenses (4)	18,564	12,914	15,259	5,650	43.8%	(2,345)	-15.4%
Real estate taxes and insurance	11,549	7,568	6,656	3,981	52.6%	912	13.7%
Property management fees (2)	2,418	1,542	1,610	876	56.8%	(68)	-4.2%
Property general and administrative expenses (5)	2,225	1,678	1,912	547	32.6%	(234)	-12.2%
Non-Same Store operating expenses	34,756	23,702	25,437	11,054	46.6%	(1,735)	-6.8%
Total operating expenses	78,475	66,422	67,657	12,053	18.1%	(1,235)	-1.8%

NOI
Same Store	54,987	51,890	48,204	3,097	6.0%	3,686	7.6%
Non-Same Store	47,604	28,285	28,374	19,319	68.3%	(89)	-0.3%
Total NOI	$102,591	$80,175	$76,578	$22,416	28.0%	$3,597	4.7%

(1)	For the years ended December 31, 2019, 2018 and 2017, excludes approximately $72,000, $743,000 and $338,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2019, 2018 and 2017, excludes approximately $658,000, $742,000 and $750,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2019, 2018 and 2017, excludes approximately $38,000, $80,000 and $51,000, respectively, of casualty-related expenses.
(5)

For the years ended December 31, 2019, 2018 and 2017, excludes approximately $859,000, $552,000 and $380,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and 2017-2019 Same Store NOI for the Years Ended December 31, 2019, 2018 and 2017.”

2017-2019 Same Store Results of Operations for the Years Ended December 31, 2019 and 2018

As of December 31, 2019, our 2017-2019 Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,008. As of December 31, 2018, our 2017-2019 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $974. For our 2017-2019 Same Store properties, we recorded the following operating results for the year ended December 31, 2019 as compared to the year ended December 31, 2018:

Revenues

Rental income. Rental income was $96.7 million for the year ended December 31, 2019 compared to $92.1 million for the year ended December 31, 2018, which was an increase of approximately $4.6 million, or 5.0%. The majority of the increase is related to a 3.5% increase in the weighted average monthly effective rent per occupied apartment unit to $1,008 as of December 31, 2019 from $974 as of December 31, 2018, partially offset by a 0.2% decrease in occupancy.

Other income. Other income was $2.0 million for the year ended December 31, 2019 compared to $2.5 million for the year ended December 31, 2018, which was a decrease of approximately $0.5 million, or 18.9%. The majority of the decrease is related to a $0.5 million decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $24.2 million for the year ended December 31, 2019 compared to $23.6 million for the year ended December 31, 2018, which was an increase of approximately $0.6 million, or 2.5%. The majority of the increase is related to increases in repairs and maintenance costs of $0.6 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $13.6 million for the year ended December 31, 2019 compared to $13.1 million for the year ended December 31, 2018, which was an increase of approximately $0.5 million, or 3.2%. The majority of the increase is related to a $0.7 million, or 6.3%, increase in property taxes.

Property management fees. Property management fees were $3.0 million for the year ended December 31, 2019 compared to $2.8 million for the year ended December 31, 2018, which was an increase of approximately $0.2 million, or 4.6%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.0 million for the year ended December 31, 2019 compared to $3.2 million for the year ended December 31, 2018, which was a decrease of approximately $0.2 million, or 4.4%. The majority of the decrease is related to a $0.1 million decrease in marketing expenses.

2017-2019 Same Store Results of Operations for the Years Ended December 31, 2018 and 2017

As of December 31, 2018, our 2017-2019 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $974. As of December 31, 2017, our 2017-2019 Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $931. For our 2017-2019 Same Store properties, we recorded the following operating results for the year end December 31, 2018 as compared to the year ended December 31, 2017:

Revenues

Rental income. Rental income was $92.1 million for the year ended December 31, 2018 compared to $88.2 million for the year ended December 31, 2017, which was an increase of approximately $3.9 million, or 4.5%. The majority of the increase is related to a 4.6% increase in the weighted average monthly effective rent per occupied apartment unit to $974 as of December 31, 2018 from $931 as of December 31, 2017, as well as a 0.5% increase in occupancy.

Other income. Other income was $2.5 million for the year ended December 31, 2018 compared to $2.3 million for the year ended December 31, 2017, which was an increase of approximately $0.2 million, or 9.4%. The majority of the increase is related to a $0.5 million increase in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $23.6 million for the year ended December 31, 2018 compared to $23.9 million for the year ended December 31, 2017, which was a decrease of approximately $0.3 million, or 1.3%. The majority of the decrease is related to a $0.6 million, or 9.4%, decrease in utilities costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $13.1 million for the year ended December 31, 2018 compared to $12.5 million for the year ended December 31, 2017, which was an increase of approximately $0.6 million, or 5.1%. The majority of the increase is related to a $0.5 million, or 4.6%, increase in property taxes.

Property management fees. Property management fees were $2.8 million for the year ended December 31, 2018 compared to $2.7 million for the year ended December 31, 2017, which was an increase of approximately $0.1 million, or 4.4%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.2 million for the year ended December 31, 2018 compared to $3.1 million for the year ended December 31, 2017, which was an increase of approximately $0.1 million, or 1.4%.

NOI and 2018-2019 Same Store NOI for the Years Ended December 31, 2019 and 2018

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2018-2019 Same Store NOI for the years ended December 31, 2019 and 2018 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2019	2018
Net income (loss)		$99,438	$(1,614)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,500	7,474
Corporate general and administrative expenses		9,613	7,808
Casualty-related recoveries	(1)	(34)	(663)
Casualty losses		3,488	—
Miscellaneous income		(587)	—
Property general and administrative expenses	(2)	1,517	1,294
Depreciation and amortization		69,086	47,470
Interest expense		37,385	28,572
Loss on extinguishment of debt and modification costs		2,869	3,576
Gain on sales of real estate		(127,684)	(13,742)
NOI		$102,591	$80,175
Less Non-Same Store
Revenues		(62,429)	(32,871)
Operating expenses		25,799	14,491
Same Store NOI		$65,961	$61,795

(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

NOI and 2017-2019 Same Store NOI for the Years Ended December 31, 2019, 2018 and 2017

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2017-2019 Same Store NOI for the years ended December 31, 2019, 2018 and 2017 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2019	2018	2017
Net income (loss)		$99,438	$(1,614)	$56,359
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,500	7,474	7,419
Corporate general and administrative expenses		9,613	7,808	6,275
Casualty-related recoveries	(1)	(34)	(663)	(287)
Casualty losses		3,488	—	—
Miscellaneous income		(587)	—	—
Property general and administrative expenses	(2)	1,517	1,294	1,130
Depreciation and amortization		69,086	47,470	48,752
Interest expense		37,385	28,572	29,576
Loss on extinguishment of debt and modification costs		2,869	3,576	5,719
Gain on sales of real estate		(127,684)	(13,742)	(78,365)
NOI		$102,591	$80,175	$76,578
Less Non-Same Store
Revenues		(82,360)	(51,987)	(53,811)
Operating expenses		34,756	23,702	25,437
Same Store NOI		$54,987	$51,890	$48,204

(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to redeemable noncontrolling interests in the OP and we show the combined amounts attributable to such noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders.

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as losses on extinguishment of debt and modification costs (including prepayment penalties and defeasance costs incurred on the early repayment of debt, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment), casualty-related expenses and recoveries, casualty losses, changes in fair value on derivative instruments- ineffective portion, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

`		For the Year Ended December 31,
		2019	2018	2017
Net income (loss)		$99,438	$(1,614)	$56,359
Depreciation and amortization		69,086	47,470	48,752
Gain on sales of real estate		(127,684)	(13,742)	(78,365)
Adjustment for noncontrolling interests		(122)	(96)	(1,695)
FFO attributable to common stockholders		40,718	32,018	25,051

FFO per share - basic		$1.69	$1.51	$1.19
FFO per share - diluted		$1.66	$1.48	$1.17

Loss on extinguishment of debt and modification costs		2,869	3,576	5,719
Casualty-related recoveries		(34)	(663)	(287)
Casualty losses		3,488	—	—
Change in fair value on derivative instruments - ineffective portion		—	—	(309)
Amortization of deferred financing costs - acquisition term notes		553	159	403
Adjustment for noncontrolling interests		(21)	(9)	(430)
Core FFO attributable to common stockholders		47,573	35,081	30,147

Core FFO per share - basic		$1.97	$1.66	$1.43
Core FFO per share - diluted		$1.93	$1.62	$1.41

Amortization of deferred financing costs - long term debt		1,530	1,491	1,592
Equity-based compensation expense		5,130	4,198	3,109
Adjustment for noncontrolling interests		(20)	(17)	(76)
AFFO attributable to common stockholders		54,213	40,753	34,772

AFFO per share - basic		$2.25	$1.92	$1.65
AFFO per share - diluted		$2.20	$1.88	$1.62

Weighted average common shares outstanding - basic		24,116	21,189	21,057
Weighted average common shares outstanding - diluted		24,593	21,667	21,399

Dividends declared per common share		$1.138	$1.025	$0.910

FFO Coverage - diluted	(1)	1.46x	1.44x	1.29x
Core FFO Coverage - diluted	(1)	1.70x	1.58x	1.55x
AFFO Coverage - diluted	(1)	1.94x	1.84x	1.79x

(1)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2019 as compared to the year ended December 31, 2018

FFO was $40.7 million for the year ended December 31, 2019 compared to $32.0 million for the year ended December 31, 2018, which was an increase of approximately $8.7 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $34.5 million, partially offset by an increase in total property operating expenses of $12.9 million, interest expense of $8.8 million and corporate general and administrative expenses of $1.8 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $47.6 million for the year ended December 31, 2019 compared to $35.1 million for the year ended December 31, 2018, which was an increase of approximately $12.5 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in casualty losses of $3.5 million, partially offset by a decrease in loss on extinguishment of debt and modification costs of $0.7 million and adjustments for amounts attributable to noncontrolling interests.

AFFO was $54.2 million for the year ended December 31, 2019 compared to $40.8 million for the year ended December 31, 2018, which was an increase of approximately $13.4 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.9 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of December 31, 2019, we had approximately $21.9 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements. Additionally, we had $7.0 million of unused capacity on the Corporate Credit Facility as of December 31, 2019

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional multifamily properties, renovations and other capital expenditures to improve our multifamily properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2019.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$51,366	$41,743	$37,506
Net cash provided by (used in) investing activities	(553,129)	(135,248)	5,025
Net cash provided by (used in) financing activities	529,816	93,386	(54,544)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,053	(119)	(12,013)
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248	55,261
Cash, cash equivalents and restricted cash, end of period	$71,182	$43,129	$43,248

The year ended December 31, 2019 as compared to the year ended December 31, 2018

Cash flows from operating activities. During the year ended December 31, 2019, net cash provided by operating activities was $51.4 million compared to net cash provided by operating activities of $41.7 million for the year ended December 31, 2018. The change in cash flows from operating activities was mainly due to an increase in total revenues, partially offset by an increase in total property operating expenses.

Cash flows from investing activities. During the year ended December 31, 2019, net cash used in investing activities was $553.1 million compared to net cash used in investing activities of $135.2 million for the year ended December 31, 2018. The change in cash flows from investing activities was mainly due to an increase in acquisitions, partially offset by an increase in dispositions. We sold six properties for net proceeds of approximately $286.5 million and acquired 11 properties for a combined purchase price of approximately $876.7 million during the period in 2019; we sold one property for net proceeds of approximately $29.6 million and acquired three properties for a combined purchase price of approximately $131.0 million during 2018.

Cash flows from financing activities. During the year ended December 31, 2019, net cash provided by financing activities was $529.8 million compared to net cash provided by financing activities of $93.4 million for the year ended December 31, 2018. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $450.6 million between the periods.

The year ended December 31, 2018 as compared to the year ended December 31, 2017

Cash flows from operating activities. During the year ended December 31, 2018, net cash provided by operating activities was $41.7 million compared to net cash provided by operating activities of $37.5 million for the year ended December 31, 2017. The change in cash flows from operating activities was mainly due to an increase in total revenues, decreases in total property operating expenses and changes in operating assets and liabilities.

Cash flows from investing activities. During the year ended December 31, 2018, net cash used in investing activities was $135.2 million compared to net cash provided by investing activities of $5.0 million for the year ended December 31, 2017. The change in cash flows from investing activities was mainly due to a decrease in net proceeds from sales of real estate. We sold one property for net proceeds of approximately $29.6 million during the period in 2018; we sold nine properties for net proceeds of approximately $224.4 million during the period in 2017. The change in cash flows from investing activities was partially offset by the acquisition of three properties for a combined purchase price of approximately $131.0 million during the period in 2018 compared to the acquisition of three properties for a combined purchase price of approximately $197.2 million during the period in 2017.

Cash flows from financing activities. During the year ended December 31, 2018, net cash provided by financing activities was $93.4 million compared to net cash used in financing activities of $54.5 million for the year ended December 31, 2017. The change in cash flows from financing activities was mainly due to receiving net proceeds of approximately $84.8 million from our common stock offering in 2018 and a net increase in debt of approximately $14.1 million between the periods, partially offset by increases in common stock repurchases of approximately $7.2 million and common stock dividends paid of approximately $3.0 million between the periods and the purchase of 100% of the joint venture interests in our Portfolio owned by BH Equities, LLC and its affiliates (collectively, “BH Equity”) (the “BH Buyout”) for $51.7 million during the period in 2017 (see Note 10 to our consolidated financial statements).

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of December 31, 2019, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.2 billion at a weighted average interest rate of 3.34% and an adjusted weighted average interest rate of 3.06%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.4147% for one-month LIBOR on our combined $975.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $975.0 million of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2019, interest rate swap agreements effectively covered $975.0 million, or 87%, of our $1.1 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2019, interest rate cap agreements covered $346.5 million of our $1.1 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74%.

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

Corporate Credit Facility

On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension at the option of the Company, and the Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). On August 23, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in aggregate commitments of $150 million as of September 30,

2019. In conjunction with the increase in the facility, the Company incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs. As of December 31, 2019, there was $218.0 million in aggregate principal outstanding on the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of December 31, 2019, the Company believes it is compliant with all provisions.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 10 interest rate swap transactions with KeyBank and one with SunTrust (the “Counterparties”) with a combined notional amount of $975.0 million. As of December 31, 2019, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $975.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.4147%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.4147%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
			$975,000	1.4147%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2019, one-month LIBOR was 1.7625%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019 for the next five calendar years subsequent to December 31, 2019. We used one-month LIBOR as of December 31, 2019 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2020	2021	2022	2023	2024	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,151,867	$744	$872	$1,367	$21,155	$424,558	$703,171
Interest expense	(1)	209,545	35,561	37,244	38,249	37,392	30,154	30,945
Total		$1,361,412	$36,305	$38,116	$39,616	$58,547	$454,712	$734,116

Held For Sale Property Mortgage Debt
Principal payments		$41,661	$262	$281	$12,622	$—	$28,496	$—
Interest expense		5,619	1,539	1,524	1,023	1,023	510	—
Total		$47,280	$1,801	$1,805	$13,645	$1,023	$29,006	$—

Credit Facility
Principal payments		$218,000	$—	$218,000	$—	$—	$—	$—
Interest expense		9,570	8,913	657	—	—	—	—
Total		$227,570	$8,913	$218,657	$—	$—	$—	$—

Total contractual obligations and commitments		$1,636,262	$47,019	$258,578	$53,261	$59,570	$483,718	$734,116

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2019, we had entered into 11 interest rate swap transactions with a combined notional amount of $975.0 million. We have allocated the total impact of expected settlements on the $975.0 million notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of December 31, 2019 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In most cases, we reserved cash at closing to fund these planned capital expenditures and value-add improvements. As of December 31, 2019, we had approximately $21.9 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 3,607 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2019, 2018 and 2017 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2019	2018	2017
Interior	(1)	$12,044	$8,559	$8,393
Exterior and common area		11,242	9,133	7,621
Total rehab expenditures		$23,286	$17,692	$16,014

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2019, 2018 and 2017, we completed full and partial interior rehabs on 2,516, 1,432 and 1,588 units, respectively.

Freddie Mac Multifamily Green Advantage

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties. In connection with the three acquisitions and seven refinancings we completed in 2018, we escrowed approximately $1.2 million related to the Green Program. Since the start of the Green Program, we have spent approximately $6.2 million on green improvements and completed 34 Green Programs. As of December 31, 2019, the Company has completed its Green Program improvements on all but two properties. We will complete the green improvements on these properties during 2020. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2019, 2018 and 2017.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2019. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2019 of $0.3125 per share on October 28, 2019, which was paid on December 31, 2019 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this annual report.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment.

Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We will implement the provisions of ASU 2016-01 as of January 1, 2019. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements as we do not, nor do we expect to, have a material amount of financial assets or financial liabilities that would be subject to the provisions of ASU 2016-01.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. For lessors, accounting for leases under the new standard is substantially the same as existing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2019, and elected the transition option that the ASU provides which permits entities to not recast the comparative periods presented when transitioning to the standard.

In May 2014, the FASB issued ASC 606 as ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASC 606 was originally effective for public entities for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASC 606.  As a result, ASC 606 is effective for annual periods beginning after December 15, 2018. ASC 606 is required to be adopted retrospectively by (1) restating prior periods or (2) by recognizing the cumulative effect of applying ASC 606 at the date of initial application (the “modified retrospective method”). The Company implemented the provisions of ASU 2014-09 as of January 1, 2019, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15) which amends classification of cash payments for debt prepayment or debt extinguishment costs. Amendments to Topic 230 made by ASU 2016-15 require that any debt prepayment or debt extinguishment costs are classified as cash flows from financing activities. Debt extinguishment costs include third-party costs, premiums paid and other fees paid to creditors that are directly related to the debt prepayment or extinguishment. The Company adopted the provisions of ASU 2016-15 as of January 1, 2019 on a retrospective basis.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2019, 2018 and 2017. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2019, we had total indebtedness of $1.4 billion at a weighted average interest rate of 3.41%, of which $1.3 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on $975.0 million, or 87%, of our $1.1 billion of floating rate mortgage debt outstanding (see below). As of December 31, 2019, the adjusted weighted average interest rate of our total indebtedness was 3.15%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.4147% for one-month LIBOR on the $975.0 million notional amount of interest rate swap agreements that we have entered into as of December 31, 2019, which effectively fix the interest rate on $975.0 million of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2019, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 11 interest rate swap transactions with the Counterparties with a combined notional amount of $975.0 million. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.4147%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.4147%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of December 31, 2019, of the amounts illustrated in the table below for our indebtedness as of December 31, 2019 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$910
0.50%	1,820
0.75%	2,730
1.00%	3,640

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

1.1	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2019)

1.2	Form of Master Forward Sale Agreement (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2019)

2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed with the SEC on March 12, 2015)

3.1	Articles of Amendment and Restatement of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

3.2	Amended and Restated Bylaws of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on March 12, 2015)

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 1, 2017)

10.2

First Amendment to Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2019)

10.3

Advisory Agreement by and among NexPoint Residential Trust, Inc., NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.4

Amendment to Advisory Agreement, dated June 15, 2016, by and among the Company, NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.5

Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.7	NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.8

Confirmation of swap transaction, dated May 18, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on May 19, 2016)

10.9

Confirmation of swap transaction, dated June 13, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 17, 2016)

10.10

Confirmation of swap transaction, dated June 30, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on July 1, 2016)

10.11

Confirmation of swap transaction, dated August 12, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on August 16, 2016)

10.12

Confirmation of swap transaction, dated March 27, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2017)

10.13

Confirmation of swap transaction, dated June 14, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017)

10.14

Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.15 10.16*

Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

Revolving Credit Agreement by and among NexPoint Residential Trust Operating Partnership, L.P., as Borrower, the Lenders from time to time party thereto, and SunTrust Bank, a Georgia banking corporation, as Administrative Agent, dated as of January 28, 2019, as amended

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

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ Jim Dondero
February 21, 2020	Jim Dondero
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	February 21, 2020
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	February 21, 2020
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	February 21, 2020
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 21, 2020
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 21, 2020
Scott Kavanaugh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases and Accounting Standards Update 2018-11, Leases – Targeted Improvements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the relative fair value allocation in an asset acquisition

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company acquired real estate properties recorded as asset acquisitions during the year ended December 31, 2019. The purchase price in an asset acquisition is allocated to the assets acquired and liabilities assumed using their relative fair values.

We identified the assessment of the relative fair value allocation in an asset acquisition, specifically the land, building, improvements, and furniture, fixtures, and equipment as a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the results of procedures over the relevance of comparable land sales and replacement cost of the building, improvements, and furniture, fixtures, and equipment used by the Company to determine the fair value of these assets.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s asset acquisition allocation process, including controls to identify and select publicly available and comparable land sales and replacement costs of the building, improvements, and furniture, fixtures, and equipment. We involved valuation professionals with specialized skills and knowledge, who assisted in the following procedures for the Company’s asset acquisitions:

•	compared the consideration paid by the Company to acquire the property to comparable market transactions based on the price per apartment unit acquired;
•	compared the Company’s estimated fair value of land to independently developed estimates based on publicly available and comparable land sales; and
•

compared the cost inputs used in the Company’s replacement cost analysis of building and improvements and furniture, fixtures, and equipment to market data, such as data included in the industry recognized guides used for developing replacement, reproduction, and insurable value costs.

Evaluation of real estate investments for impairment

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company had $1.8 billion in real estate investments as of December 31, 2019. The Company tests the recoverability of its real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Company evaluates the recoverability of such real estate investments based on estimated future cash flows and the estimated liquidation value of such real estate investments, and provide for impairment if such estimated undiscounted cash flows are insufficient to recover the carrying amount of the real estate investment.

We identified the evaluation of real estate investments for impairment as a critical audit matter. Identifying events or changes in circumstances that indicate the carrying value of a real estate investment may not be recoverable involves a high degree of subjective auditor judgment. In addition, evaluating how identified events or changes in circumstances impact the expected period the Company will hold the rental property, net operating income, and estimated capitalization rate for each respective property requires subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including controls over determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. We compared the estimated undiscounted cash flows of each real estate investment to its carrying value to assess the sensitivity to changes in assumptions on the recoverability of each property. We performed independent evaluations considering third-party market reports for (1) indications of a decrease in the fair value of similar real estate investments and (2) decreases in current and projected operating performance of the real estate investments of the Company. We inquired of Company officials and inspected documents, such as meeting minutes of the board directors, to identify Company strategies that might indicate it was more-likely-than not that a property will be sold before the end of the expected period the Company planned to hold the property.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexPoint Residential Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and related financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas
February 21, 2020

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Operating Real Estate Investments
Land	$317,886	$202,347
Buildings and improvements	1,472,319	935,604
Intangible lease assets	12,414	3,049
Construction in progress	4,375	1,881
Furniture, fixtures, and equipment	81,038	61,456
Total Gross Operating Real Estate Investments	1,888,032	1,204,337
Accumulated depreciation and amortization	(152,552)	(134,124)
Total Net Operating Real Estate Investments	1,735,480	1,070,213
Real estate held for sale, net of accumulated depreciation of $7,859 and $897, respectively	46,330	17,329
Total Net Real Estate Investments	1,781,810	1,087,542
Cash and cash equivalents	25,671	19,864
Restricted cash	45,511	23,265
Accounts receivable	6,285	3,340
Prepaid and other assets	2,336	9,058
Fair market value of interest rate swaps	4,376	18,141
TOTAL ASSETS	$1,865,989	$1,161,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,145,371	$824,702
Mortgages payable held for sale, net	41,176	13,318
Credit facility, net	216,501	—
Accounts payable and other accrued liabilities	11,971	5,765
Accrued real estate taxes payable	12,206	12,607
Accrued interest payable	3,691	2,852
Security deposit liability	2,977	1,889
Prepaid rents	1,658	1,482
Fair market value of interest rate swaps	902	—
Total Liabilities	1,436,453	862,615

Redeemable noncontrolling interests in the Operating Partnership	3,295	2,567

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,245,740 and 23,499,635 shares issued and outstanding, respectively	251	234
Additional paid-in capital	359,748	285,511
Accumulated earnings (loss) less dividends	63,776	(6,764)
Accumulated other comprehensive income	2,466	17,047
Total Stockholders' Equity	426,241	296,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,865,989	$1,161,210

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Revenues
Rental income	$177,162	$143,158	$140,882
Other income	3,904	3,439	3,353
Total revenues	181,066	146,597	144,235
Expenses
Property operating expenses	42,692	35,824	38,850
Real estate taxes and insurance	25,113	20,713	19,161
Property management fees (1)	5,388	4,382	4,330
Advisory and administrative fees (2)	7,500	7,474	7,419
Corporate general and administrative expenses	9,613	7,808	6,275
Property general and administrative expenses	6,765	6,134	6,159
Depreciation and amortization	69,086	47,470	48,752
Total expenses	166,157	129,805	130,946
Operating income before gain on sales of real estate	14,909	16,792	13,289
Gain on sales of real estate	127,684	13,742	78,365
Operating income	142,593	30,534	91,654
Interest expense	(37,385)	(28,572)	(29,576)
Loss on extinguishment of debt and modification costs	(2,869)	(3,576)	(5,719)
Casualty losses (3)	(3,488)	—	—
Miscellaneous income	587	—	—
Net income (loss)	99,438	(1,614)	56,359
Net income attributable to noncontrolling interests	—	—	2,836
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	298	(5)	149
Net income (loss) attributable to common stockholders	$99,140	$(1,609)	$53,374
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(14,625)	1,931	4,568
Total comprehensive income	84,813	317	60,927
Comprehensive income attributable to noncontrolling interests	—	—	2,720
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	254	1	166
Comprehensive income attributable to common stockholders	$84,559	$316	$58,041

Weighted average common shares outstanding - basic	24,116	21,189	21,057
Weighted average common shares outstanding - diluted	24,593	21,667	21,399

Earnings (loss) per share - basic	$4.11	$(0.08)	$2.53
Earnings (loss) per share - diluted	$4.03	$(0.08)	$2.49

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Notes 10 and 11).
(2)	Fees incurred to the Adviser (see Note 11).
(3)	Casualty losses for the year ended December 31, 2019 are related to tornado damage incurred at Cutter’s Point (see Note 5).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Noncontrolling Interests	Total
Balances, January 1, 2017	—	$—	21,293,825	$213	$241,450	$(14,584)	$9,052	$(4,587)	$24,558	$256,102
Net income attributable to common stockholders	—	—	—	—	—	53,374	—	—	—	53,374
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	2,836	2,836
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	38	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,789)	(4,789)
Purchase of noncontrolling interests	—	—	—	—	(31,313)	—	—	—	(22,527)	(53,840)
Repurchase of common stock	—	—	—	—	—	—	—	(2,435)	—	(2,435)
Retirement of common stock held in treasury	—	—	(354,517)	(4)	(7,018)	—	—	7,022	—	—
Vesting of stock-based compensation	—	—	110,257	1	3,108	—	—	—	—	3,109
Common stock dividends declared	—	—	—	—	—	(19,502)	—	—	—	(19,502)
Other comprehensive income (loss)	—	—	—	—	—	—	4,667	—	(116)	4,551
Balances, December 31, 2017	—	$—	21,049,565	$210	$206,227	$19,288	$13,719	$—	$—	$239,444
Cumulative effect upon adoption of ASU 2017-12 (see Note 2)	—	—	—	—	—	(1,403)	1,403	—	—	—
Net loss attributable to common stockholders	—	—			—	(1,609)	—	—	—	(1,609)
Issuance of common shares through public offering	—	—	2,702,500	27	84,755	—	—	—	—	84,782
Repurchase of common stock	—	—	—	—	—	—	—	(9,672)	—	(9,672)
Retirement of common stock held in treasury	—	—	(382,941)	(4)	(9,668)	—	—	9,672	—	—
Vesting of stock-based compensation	—	—	130,511	1	4,197	—	—	—	—	4,198
Common stock dividends declared	—	—	—	—	—	(22,601)	—	—	—	(22,601)
Other comprehensive income	—	—	—	—	—	—	1,925	—	—	1,925
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(439)	—	—	—	(439)
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$—	$296,028
Net income attributable to common stockholders	—	—	—	—	—	99,140	—	—	—	99,140
Vesting of stock-based compensation	—	—	180,783	1	4,379	—	—	—		4,380
Issuance of common shares through at-the-market offering	—	—	1,565,322	16	69,858	—	—	—	—	69,874
Common stock dividends declared	—	—	—	—	—	(28,219)	—	—	—	(28,219)
Other comprehensive loss	—	—	—	—	—	—	(14,581)	—	—	(14,581)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(381)	—	—	—	(381)
Balances, December 31, 2019	—	$—	25,245,740	$251	$359,748	$63,776	$2,466	$—	$—	$426,241

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$99,438	$(1,614)	$56,359
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(127,684)	(13,742)	(78,365)
Depreciation and amortization	69,086	47,470	48,752
Amortization/write-off of deferred financing costs	3,502	3,062	2,998
Change in fair value on derivative instruments included in interest expense	(6,442)	(3,948)	1,311
Net cash received (paid) on derivative settlements	6,842	3,832	(921)
Amortization/write-off of fair market value adjustment of assumed debt	(148)	(169)	(206)
Vesting of stock-based compensation	5,130	4,198	3,109
Casualty losses	3,488	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(350)	209	1,150
Operating liabilities	(1,496)	2,445	3,319
Net cash provided by operating activities	51,366	41,743	37,506

Cash flows from investing activities
Net proceeds from sales of real estate	286,479	29,553	224,416
Prepaid acquisition costs	—	(7,653)	—
Insurance premiums paid for casualty losses	(600)	—	—
Insurance proceeds from casualty losses	2,500	—	—
Additions to real estate investments	(44,159)	(26,775)	(21,742)
Acquisitions of real estate investments	(797,349)	(130,373)	(197,649)
Net cash provided by (used in) investing activities	(553,129)	(135,248)	5,025

Cash flows from financing activities
Mortgage proceeds received	423,149	232,252	613,213
Mortgage payments	(145,821)	(148,942)	(276,235)
Credit facilities proceeds received	255,000	55,000	25,000
Credit facilities payments	(37,000)	(85,000)	(310,000)
Bridge facility proceeds received	—	30,000	65,875
Bridge facility payments	—	(38,597)	(87,278)
Deferred financing costs paid	(5,120)	(2,410)	(4,047)
Interest rate cap fees paid	(20)	(56)	(18)
Prepayment penalties on extinguished debt	(1,449)	(1,706)	(2,701)
Proceeds from the issuance of common shares through public offering, net of offering costs	—	84,782	—
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	69,874	—	—
Payments for taxes related to net share settlement of stock-based compensation	(751)	—	—
Repurchase of common stock	—	(9,672)	(2,435)
Dividends paid to common stockholders	(28,046)	(22,265)	(19,258)
Distributions to redeemable noncontrolling interests in the Operating Partnership	—	—	(69)
Contributions from noncontrolling interests	—	—	38
Distributions to noncontrolling interests	—	—	(4,789)
Purchase of noncontrolling interests	—	—	(51,840)
Net cash provided by (used in) financing activities	529,816	93,386	(54,544)

Net increase (decrease) in cash, cash equivalents and restricted cash	28,053	(119)	(12,013)
Cash, cash equivalents and restricted cash, beginning of period	43,129	43,248	55,261
Cash, cash equivalents and restricted cash, end of period	$71,182	$43,129	$43,248

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$41,053	$30,261	$25,467
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	—	2,000
Capitalized construction costs included in accounts payable and other accrued liabilities	3,776	1,715	2,263
Change in fair value on derivative instruments designated as hedges	(14,625)	1,931	4,568
Other assets acquired from acquisitions	758	76	325
Liabilities assumed from acquisitions	6,608	1,382	849
Fair market value adjustment of assumed debt	980	—	—
Assumed debt on acquisitions	70,486	—	—
Write-off of assets due to casualty losses	7,838	—	—
Write-off of fully amortized in-place leases	8,181	1,340	9,093
Write-off of deferred financing costs	1,419	1,412	1,003
Increase in dividends payable upon vesting of restricted stock units	173	336	244

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2019, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 17, 2020 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of NexPoint Advisors, L.P.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2019.

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

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, and pets, administrative, application and other fees and are recognized when earned.  In May 2014, the FASB issued ASC 606 as ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASC 606 was originally effective for public entities for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASC 606.  As a result, ASC 606 is effective for annual periods beginning after December 15, 2018. ASC 606 is required to be adopted retrospectively by (1) restating prior periods or (2) by recognizing the cumulative effect of applying ASC 606 at the date of initial application (the “modified retrospective method”). The Company implemented the provisions of ASU 2014-09 as of January 1, 2019, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. As lessors, substantially all of the Company’s agreements have a term of 12 months or less. For lessors, accounting for leases under the new standard is substantially the same as existing guidance for sales-type leases, direct financing leases, and operating leases, but eliminates current real estate specific provisions and changes the treatment of initial direct costs.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2019, and elected the transition option that the ASU provides which permits entities to not recast the comparative periods presented when transitioning to the standard. The Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income on the consolidated statements of operations and comprehensive income. The table below outlines the components of rental income and its other components which were previously classified as other income for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
Lease Income Type	2019	2018	2017
Rental income	$158,167	$127,964	$125,024
Utility reimbursements (1)	10,906	9,835	10,514
Late fees (1)	1,622	1,443	1,597
Pet fees (1)	816	618	582
Other fees (1)	5,651	3,298	3,165
Total rental income	$177,162	$143,158	$140,882

(1)	Previously classified as other income prior to December 31, 2019.

The table below quantifies the effects on rental and other income for the years ended December 31, 2019, 2018 and 2017 from the adoption ASC 842:

	For the Year Ended December 31,
	2019	2018	2017
Prior to adoption of ASC 842
Rental income	$158,167	$127,964	$125,023
Other income	22,899	18,633	19,212
Total revenue	$181,066	$146,597	$144,235

Post adoption of ASC 842
Rental income	$177,162	$143,158	$140,882
Other income	3,904	3,439	3,353
Total revenue	$181,066	$146,597	$144,235

Differences resulting in ASC 842 adoption
Rental income difference	$18,995	$15,194	$15,859
Other income difference	(18,995)	(15,194)	(15,859)
Total revenue difference	$—	$—	$—

Certain revenue streams such as service provider income and damage recoveries did not qualify for the practical expedient and therefore remained in other income and were subjected to ASU 2014-09.

Purchase Price Allocation

Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations (“ASC 805”). Acquisition costs are capitalized in accordance with FASB ASC 805.

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 7), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2019, there are three properties that are classified as held for sale. Approximately $0.2 million of other assets and approximately $1.0 million of other liabilities related to the held for sale assets are included on the consolidated balance sheet.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2019, 2018 and 2017.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2019, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2019. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2018, 2017 and 2016 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income.

Accounting Pronouncements Adopted in the Current Year

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15) which amends classification of cash payments for debt prepayment or debt extinguishment costs.  Amendments to Topic 230 made by ASU 2016-15 require that any debt prepayment or debt extinguishment costs are classified as cash flows from financing activities. Debt extinguishment costs include third-party costs, premiums paid and other fees paid to creditors that are directly related to the debt prepayment or extinguishment. The Company adopted the provisions of ASU 2016-15 as of January 1, 2019 on a retrospective basis.

Recent Accounting Pronouncements

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

Reclassifications

Certain reclassifications have been made to conform the prior period consolidated financial statements and notes to the current period presentation due to the adoption of the new accounting standards.

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

As of December 31, 2019, the Company, through the OP and the wholly owned TRS, owned 40 properties through single-asset LLCs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the single-asset LLCs that directly own the title to each property as of December 31, 2019 and 2018:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2019		2018
Arbors on Forest Ridge		Bedford, Texas	2014	100%		100%
Cutter's Point		Richardson, Texas	2014	100%		100%
Eagle Crest		Irving, Texas	2014	100%		100%
Silverbrook		Grand Prairie, Texas	2014	100%		100%
Edgewater at Sandy Springs		Atlanta, Georgia	2014	—	(1)	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%		100%
Willow Grove	(2)	Nashville, Tennessee	2014	100%		100%
Woodbridge	(2)	Nashville, Tennessee	2014	100%		100%
Abbington Heights		Antioch, Tennessee	2014	—	(1)	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%		100%
Courtney Cove		Tampa, Florida	2014	100%		100%
Radbourne Lake		Charlotte, North Carolina	2014	100%		100%
Timber Creek		Charlotte, North Carolina	2014	100%		100%
Belmont at Duck Creek		Garland, Texas	2014	—	(1)	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%		100%
Southpoint Reserve at Stoney Creek	(2)	Fredericksburg, Virginia	2014	100%		100%
Cornerstone		Orlando, Florida	2015	100%		100%
The Ashlar		Dallas, Texas	2015	—	(1)	100%
Heatherstone		Dallas, Texas	2015	—	(1)	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%		100%
Versailles		Dallas, Texas	2015	100%		100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%		100%
Madera Point		Mesa, Arizona	2015	100%		100%
The Pointe at the Foothills		Mesa, Arizona	2015	—	(1)	100%
Venue at 8651		Fort Worth, Texas	2015	100%		100%
Parc500		West Palm Beach, Florida	2016	100%		100%
The Venue on Camelback	(3)	Phoenix, Arizona	2016	100%		100%
Old Farm		Houston, Texas	2016	100%		100%
Stone Creek at Old Farm		Houston, Texas	2016	100%		100%
Hollister Place		Houston, Texas	2017	100%		100%
Rockledge Apartments		Marietta, Georgia	2017	100%		100%
Atera Apartments		Dallas, Texas	2017	100%		100%
Cedar Pointe	(4)	Antioch, Tennessee	2018	100%		100%
Crestmont Reserve		Dallas, Texas	2018	100%		100%
Brandywine I & II		Nashville, Tennessee	2018	100%		100%
Bella Vista	(5)	Phoenix, Arizona	2019	100%		—	(8)
The Enclave	(5)	Tempe, Arizona	2019	100%		—	(8)
The Heritage	(5)	Phoenix, Arizona	2019	100%		—	(8)
Summers Landing		Fort Worth, Texas	2019	100%		—	(8)
Residences at Glenview Reserve	(6)	Nashville, Tennessee	2019	100%		—	(8)
Residences at West Place	(6)	Orlando, Florida	2019	100%		—	(8)
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%		—	(8)
Arbors of Brentwood		Nashville, Tennessee	2019	100%		—	(8)
Torreyana Apartments	(7)	Las Vegas, Nevada	2019	100%		—	(8)
Bloom	(7)	Las Vegas, Nevada	2019	100%		—	(8)
Bella Solara	(7)	Las Vegas, Nevada	2019	100%		—	(8)

(1)	Property was sold in 2019.
(2)	Property was classified as held for sale as of December 31, 2019.

(3)	Formerly known as The Colonnade.
(4)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owned Cedar Pointe was no longer considered a VIE.

(5)

The EAT that directly owned Bella Vista, The Enclave and The Heritage was consolidated as a VIE at March 31, 2019.  The master lease agreement with the EAT that directly owned these properties terminated on July 27, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(6)

NXRT acquired two multifamily properties, Residences at Glenview Reserve and Residences at West Place on July 17, 2019. The master lease agreement with the EAT that directly owned these properties terminated on September 3, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(7)

The EAT that directly owned Torreyana, Bloom and Bella Solara was consolidated as a VIE at December 31, 2019 giving the Company an effective 100% ownership interest.  Legal title will transfer to the Company upon completion of the reverse 1031 Exchange or May 21, 2020, whichever comes first.  Upon the transfer of title, the EAT that directly owned these properties will no longer be considered a VIE.

(8)	Properties were acquired in 2019; therefore, no ownership as of December 31, 2018.

4. Real Estate Investments Statistics

As of December 31, 2019, the Company was invested in a total of 40 multifamily properties, as listed below:

						Average Effective Monthly Rent Per Unit as of December 31,*(1)			% Occupied as of December 31,*(2)
Property Name		Rentable Square Footage (in thousands)*	Number of Units*		Date Acquired	2019	2018		2019	2018
Arbors on Forest Ridge		155	210		1/31/2014	$894	$870		95.7%	95.2%
Cutter's Point	(3)	198	196		1/31/2014	—	1,109		—	95.4%
Eagle Crest		396	447		1/31/2014	969	922		96.6%	94.9%
Silverbrook		526	642		1/31/2014	870	835		95.5%	94.9%
Beechwood Terrace		272	300		7/21/2014	937	933		91.3%	93.7%
Willow Grove	(4)	229	244		7/21/2014	1,002	960		97.5%	95.1%
Woodbridge	(4)	247	220		7/21/2014	1,061	1,028		91.8%	94.1%
The Summit at Sabal Park		205	252		8/20/2014	1,010	955		97.2%	94.4%
Courtney Cove		225	324		8/20/2014	927	895		94.8%	95.7%
Radbourne Lake		247	225		9/30/2014	1,118	1,082		90.7%	96.0%
Timber Creek		248	352		9/30/2014	916	847		94.9%	92.6%
Sabal Palm at Lake Buena Vista		371	400		11/5/2014	1,270	1,255		93.8%	96.5%
Southpoint Reserve at Stoney Creek	(4)	116	156		12/18/2014	1,152	1,093		92.3%	98.1%
Cornerstone		318	430		1/15/2015	1,053	1,007		95.6%	94.2%
The Preserve at Terrell Mill		692	752		2/6/2015	969	921		94.9%	94.8%
Versailles		301	388		2/26/2015	923	884		93.0%	96.4%
Seasons 704 Apartments		217	222		4/15/2015	1,155	1,130		94.6%	96.8%
Madera Point		193	256		8/5/2015	924	866		96.1%	94.5%
Venue at 8651		289	333		10/30/2015	924	875		96.1%	92.8%
Parc500		266	217		7/27/2016	1,304	1,254		93.1%	94.9%
The Venue on Camelback		256	415		10/11/2016	777	719		94.2%	93.3%
Old Farm		697	734		12/29/2016	1,162	1,176		92.8%	92.9%
Stone Creek at Old Farm		186	190		12/29/2016	1,194	1,173		95.8%	96.8%
Hollister Place		246	260		2/1/2017	995	984		93.1%	93.5%
Rockledge Apartments		802	708		6/30/2017	1,260	1,186		95.3%	94.6%
Atera Apartments		334	380		10/25/2017	1,256	1,232		93.4%	97.4%
Cedar Pointe		224	210		8/24/2018	1,066	1,051		91.4%	95.7%
Crestmont Reserve		199	242		9/26/2018	902	914		94.2%	94.6%
Brandywine I & II		414	632		9/26/2018	978	957		93.7%	93.8%
Bella Vista		243	248		1/28/2019	1,265	—	(5)	97.2%	—	(5)
The Enclave		194	204		1/28/2019	1,295	—	(5)	93.6%	—	(5)
The Heritage		199	204		1/28/2019	1,265	—	(5)	96.6%	—	(5)
Summers Landing		139	196		6/7/2019	920	—	(5)	91.8%	—	(5)
Residences at Glenview Reserve		344	360		7/17/2019	977	—	(5)	94.4%	—	(5)
Residences at West Place		345	342		7/17/2019	1,211	—	(5)	92.7%	—	(5)
Avant at Pembroke Pines		1,442	1520		8/30/2019	1,498	—	(5)	93.7%	—	(5)
Arbors of Brentwood		325	346		9/10/2019	1,192	—	(5)	96.2%	—	(5)
Torreyana Apartments		309	315		11/22/2019	1,171	—	(5)	95.6%	—	(5)
Bloom		498	528		11/22/2019	1,105	—	(5)	90.9%	—	(5)
Bella Solara		271	320		11/22/2019	1,136	—	(5)	91.9%	—	(5)
		13,378	14,920	(6)

*	Information is unaudited.
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2019 and December 31, 2018, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2019 and December 31, 2018, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2019 and 2018, divided by the total number of units, expressed as a percentage.

(3)	Cutter’s Point incurred significant tornado damage on October 20, 2019 which resulted in the property ceasing operations in order to start reconstruction (see Note 5).
(4)	Property was classified as held for sale as of December 31, 2019.
(5)	Properties were acquired in 2019.
(6)

Represents total units owned by the Company as of December 31, 2019 inclusive of Cutter’s Point.  Cutter’s Point is currently undergoing repairs after being struck by a tornado as discussed in Note 5, and as such, has been excluded from all other portfolio metrics such as occupancy percentage and weighted average rent per unit, etc.  Total units exclusive of Cutter’s Point are 14,724 as of December 31, 2019.

5. Real Estate Investments

As of December 31, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,585	$—	$—	$1,520	$15,435
Cutter's Point	3,330	2,563	—	2,648	1,878	10,419
Eagle Crest	5,450	23,830	—	—	1,832	31,112
Silverbrook	4,860	27,091	—	—	4,630	36,581
Beechwood Terrace	1,390	22,000	—	70	2,535	25,995
The Summit at Sabal Park	5,770	13,600	—	—	1,598	20,968
Courtney Cove	5,880	13,413	—	2	1,982	21,277
Radbourne Lake	2,440	22,465	—	—	1,997	26,902
Timber Creek	11,260	13,993	—	—	2,939	28,192
Sabal Palm at Lake Buena Vista	7,580	41,841	—	492	2,108	52,021
Cornerstone	1,500	30,653	—	—	2,977	35,130
The Preserve at Terrell Mill	10,170	49,216	—	8	6,183	65,577
Versailles	6,720	21,688	—	8	3,736	32,152
Seasons 704 Apartments	7,480	14,336	—	—	1,482	23,298
Madera Point	4,920	17,615	—	—	2,042	24,577
Venue at 8651	2,350	18,192	—	21	3,330	23,893
Parc500	3,860	20,821	—	193	3,202	28,076
The Venue on Camelback	8,340	37,992	—	—	2,086	48,418
Old Farm	11,078	70,670	—	40	2,950	84,738
Stone Creek at Old Farm	3,493	19,436	—	1	716	23,646
Hollister Place	2,782	21,788	—	—	2,159	26,729
Rockledge Apartments	17,451	96,108	—	134	4,759	118,452
Atera Apartments	22,371	37,442	—	8	2,044	61,865
Cedar Pointe	2,372	24,193	—	24	1,268	27,857
Crestmont Reserve	4,124	20,613	—	—	1,272	26,009
Brandywine I & II	6,237	73,004	—	58	3,148	82,447
Bella Vista	10,942	36,690	—	—	1,500	49,132
The Enclave	11,046	30,224	—	24	1,176	42,470
The Heritage	6,835	34,580	—	—	1,246	42,661
Summers Landing	1,798	16,958	—	35	528	19,319
Residences at Glenview Reserve	3,367	40,202	—	11	837	44,417
Residences at West Place	3,345	50,884	—	244	810	55,283
Avant at Pembroke Pines	48,436	266,103	6,989	217	5,376	327,121
Arbors of Brentwood	6,346	54,995	1,215	137	779	63,472
Torreyana Apartments	23,823	42,721	1,201	—	655	68,400
Bloom	23,805	80,365	1,851	—	1,095	107,116
Bella Solara	12,605	52,449	1,158	—	663	66,875
	317,886	1,472,319	12,414	4,375	81,038	1,888,032
Accumulated depreciation and amortization	—	(105,335)	(6,171)	—	(41,046)	(152,552)
Total Operating Properties	$317,886	$1,366,984	$6,243	$4,375	$39,992	$1,735,480

Held For Sale Property
Southpoint Reserve at Stoney Creek	6,120	11,502	—	1	968	18,591
Woodbridge	3,650	13,296	—	—	1,934	18,880
Willow Grove	3,940	10,946	—	—	1,832	16,718
Accumulated depreciation and amortization	—	(5,390)	—	—	(2,469)	(7,859)
Total Held For Sale Property	$13,710	$30,354	$—	$1	$2,265	$46,330

Total	$331,596	$1,397,338	$6,243	$4,376	$42,257	$1,781,810

As of December 31, 2018, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties		Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge		$2,330	$11,319	$—	$—	$1,047	$14,696
Cutter's Point		3,330	13,347	—	—	1,320	17,997
Eagle Crest		5,450	22,969	—	—	1,563	29,982
Silverbrook		4,860	26,485	—	60	3,230	34,635
Edgewater at Sandy Springs		14,290	44,186	—	349	5,083	63,908
Beechwood Terrace		1,390	21,123	—	31	1,670	24,214
Willow Grove		3,940	10,829	—	—	1,231	16,000
Woodbridge		3,650	13,125	—	—	1,536	18,311
Abbington Heights		1,770	17,140	—	—	1,539	20,449
The Summit at Sabal Park		5,770	13,447	—	43	1,347	20,607
Courtney Cove		5,880	13,170	—	—	1,268	20,318
Radbourne Lake		2,440	22,138	—	72	1,536	26,186
Timber Creek		11,260	13,582	—	—	1,556	26,398
Belmont at Duck Creek		1,910	17,397	—	—	1,471	20,778
Sabal Palm at Lake Buena Vista		7,580	41,336	—	—	1,280	50,196
Cornerstone		1,500	30,513	—	—	1,885	33,898
The Preserve at Terrell Mill		10,170	49,091	—	57	4,843	64,161
The Ashlar		4,090	12,845	—	—	2,017	18,952
Heatherstone		2,320	8,132	—	—	1,199	11,651
Versailles		6,720	21,513	—	—	3,033	31,266
Seasons 704 Apartments		7,480	14,223	—	—	1,288	22,991
Madera Point		4,920	17,570	—	—	1,431	23,921
The Pointe at the Foothills		4,840	46,998	—	—	2,078	53,916
Venue at 8651		2,350	18,084	—	—	2,499	22,933
Parc500		3,860	20,692	—	37	2,600	27,189
The Colonnade		8,340	37,086	—	567	1,604	47,597
Old Farm		11,078	70,471	—	—	1,800	83,349
Stone Creek at Old Farm		3,493	19,394	—	—	467	23,354
Hollister Place		2,782	21,389	—	135	1,410	25,716
Rockledge Apartments		17,451	95,484	—	428	3,314	116,677
Atera Apartments		22,371	36,563	—	86	1,151	60,171
Cedar Pointe	(1)	2,371	23,458	600	16	441	26,886
Crestmont Reserve		4,124	19,544	687	—	504	24,859
Brandywine I & II		6,237	70,961	1,762	—	1,215	80,175
		202,347	935,604	3,049	1,881	61,456	1,204,337
Accumulated depreciation and amortization		—	(95,364)	(1,625)	—	(37,135)	(134,124)
Total Operating Properties		$202,347	$840,240	$1,424	$1,881	$24,321	$1,070,213

Held For Sale Properties
Southpoint Reserve at Stoney Creek		6,120	11,319	—	—	787	18,226
Accumulated depreciation and amortization		—	(736)	—	—	(161)	(897)
Total Held For Sale Properties		$6,120	$10,583	$—	$—	$626	$17,329

Total		$208,467	$850,823	$1,424	$1,881	$24,947	$1,087,542

(1)

The EAT that directly owned Cedar Pointe was consolidated as a VIE at December 31, 2018.  The master lease agreement with the EAT that directly owned Cedar Pointe terminated on February 20, 2019, at which time legal title to Cedar Pointe transferred to the Company.  Upon the transfer of title, the entity that directly owned Cedar Pointe was no longer considered a VIE.

Depreciation expense was $56.4 million, $45.0 million and $39.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization expense related to the Company’s intangible lease assets was $12.7 million, $2.5 million and $8.9 for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through December 31, 2019 is expected to be $6.2 million in 2020. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2019 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2019.

Acquisitions

The Company acquired 11 properties during the year ended December 31, 2019, as detailed in the table below (dollars in thousands). The Company acquired three properties for a combined purchase price of approximately $131.0 million during the year ended December 31, 2018. See Notes 3, 4 and 6 for additional information.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Bella Vista	Phoenix, Arizona	January 28, 2019	$48,400	$29,040	248	100%
The Enclave	Tempe, Arizona	January 28, 2019	41,800	25,322	204	100%
The Heritage	Phoenix, Arizona	January 28, 2019	41,900	24,625	204	100%
Summers Landing	Fort Worth, Texas	June 7, 2019	19,396	10,109	196	100%
Residences at Glenview Reserve	Nashville, Tennessee	July 17, 2019	45,000	26,560	360	100%
Residences at West Place	Orlando, Florida	July 17, 2019	55,000	33,817	342	100%
Avant at Pembroke Pines	Pembroke Pines, Florida	August 30, 2019	322,000	177,100	1,520	100%
Arbors of Brentwood	Nashville, Tennessee	September 10, 2019	62,250	34,237	346	100%
Torreyana Apartments	Las Vegas, Nevada	November 22, 2019	68,000	37,400	315	100%
Bloom	Las Vegas, Nevada	November 22, 2019	106,500	58,850	528	100%
Bella Solara	Las Vegas, Nevada	November 22, 2019	66,500	36,575	320	100%
			$876,746	$493,635	4,583

(1)	For additional information regarding the Company’s debt, see Note 6.

Dispositions

The Company sold six properties during the year ended December 31, 2019, as detailed in the table below (in thousands). The Company sold one property for approximately $30.0 million during the year ended December 31, 2018.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Edgewater at Sandy Springs	Atlanta, Georgia	August 28, 2019	$101,250	$100,120	$47,332
Abbington Heights	Antioch, Tennessee	August 30, 2019	28,050	27,605	10,887
Belmont at Duck Creek	Garland, Texas	August 28, 2019	29,500	29,102	11,993
The Ashlar	Dallas, Texas	August 28, 2019	29,400	29,029	13,205
Heatherstone	Dallas, Texas	August 28, 2019	16,275	16,032	6,366
The Pointe at the Foothills	Mesa, Arizona	August 28, 2019	85,400	84,591	37,901
			$289,875	$286,479	$127,684

(1)	Represents sales price, net of closing costs.

Cutter’s Point Casualty Losses

On October 20, 2019, as a result of a tornado, the Cutter’s Point property suffered significant property damage. The damage incurred rendered the Property inoperable; therefore, the Company has ceased operations at the property as it is under reconstruction. In relation to this event, the Company wrote down the carrying value of Cutter’s Point by approximately $7.8 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $3.5 million in casualty losses on the consolidated statement of operations and comprehensive income during the year ended December 31, 2019. Also, the Company filed a business interruption insurance claim and recognized approximately $0.6 million for the lost rent, which is included in miscellaneous income on the consolidated statement of operations and comprehensive income for the year ended December 31, 2019. Lost rental income is insured and the Company expects any operating losses resulting from the damage to be immaterial while the property undergoes reconstruction. Starting November 1, 2019, the Company began capitalizing insurance expense, real estate taxes, interest expense and debt issuance costs to construction in progress and stopped depreciation due to Cutter’s Point being under development. As of December 31, 2019, approximately $0.2 million of these costs have been capitalized. As of December 31, 2019, Cutter’s Point was excluded from the portfolio’s total unit count and all same store pools due to the property temporarily ceasing operations while it under goes reconstruction which is estimated to be completed in 2021.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2019 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		3.44%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		3.44%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		3.44%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		3.44%	7/1/2024
Beechwood Terrace	(3)	Floating	84	23,365		3.20%	9/1/2025
The Summit at Sabal Park	(3)	Floating	84	13,560		3.38%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		3.38%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		3.38%	7/1/2024
Versailles	(3)	Floating	84	23,880		3.38%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		3.38%	7/1/2024
Madera Point	(3)	Floating	84	15,150		3.38%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		3.54%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		3.44%	7/1/2024
Old Farm	(3)	Floating	84	52,886		3.44%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		3.44%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		3.02%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		3.05%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		3.06%	9/1/2025
Cornerstone	(4)	Fixed	120	21,772		4.24%	3/1/2023
Parc500	(5)	Fixed	120	15,221		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		3.10%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		3.33%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		3.24%	11/1/2024
Cedar Pointe	(6)	Floating	84	17,300		3.11%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		2.94%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		2.94%	10/1/2025
Bella Vista	(7)	Floating	84	29,040		3.08%	2/1/2026
The Enclave	(7)	Floating	84	25,322		3.08%	2/1/2026
The Heritage	(7)	Floating	84	24,625		3.08%	2/1/2026
Summers Landing	(8)	Floating	84	10,109		2.94%	10/1/2025
Residences at Glenview Reserve	(9)	Floating	84	26,560		3.20%	10/1/2025
Residences at West Place	(9)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,100		3.19%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		3.19%	10/1/2026
Torreyana Apartments	(10)	Floating	84	37,400		3.46%	12/1/2026
Bloom	(10)	Floating	84	58,850		3.46%	12/1/2026
Bella Solara	(10)	Floating	84	36,575		3.46%	12/1/2026
				$1,151,867
Fair market value adjustment				1,463	(11)
Deferred financing costs, net of accumulated amortization of $2,494				(7,959)
				$1,145,371

Held For Sale Properties
Southpoint Reserve at Stoney Creek	(3)	Floating	84	$13,166	3.87%	1/1/2022
Woodbridge	(3)	Floating	84	13,677	3.54%	7/1/2024
Willow Grove	(3)	Floating	84	14,818	3.54%	7/1/2024
				$41,661
Deferred financing costs, net of accumulated amortization of $362				(485)
				$41,176

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of December 31, 2019 was 1.7625%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of December 31, 2019, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

During the year ended December 31, 2019, the Company sold six properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands):

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

The weighted average interest rate of the Company’s mortgage indebtedness was 3.34% as of December 31, 2019 and 4.07% as of December 31, 2018. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 74 basis points to 1.7625% as of December 31, 2019 from 2.5027% as of December 31, 2018. As of December 31, 2019, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.06%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.4147% for one-month LIBOR on its combined $975.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $975.0 million of the Company’s floating rate mortgage indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2019, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties. In connection with the three acquisitions and seven refinancings the Company completed in 2018, the Company escrowed approximately $1.2 million related to the Green Program. As of December 31, 2019, the Company has completed its Green Program improvements on all but two properties. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of December 31, 2019 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	24	$41,700	3.69%	1/28/2021
Corporate Credit Facility	Floating	24	19,000	3.74%	1/28/2021
Corporate Credit Facility	Floating	24	111,000	3.76%	1/28/2021
Corporate Credit Facility	Floating	24	46,300	3.80%	1/28/2021
Deferred financing costs, net of accumulated amortization of $553			(1,499)
			$216,501

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of December 31, 2019 was 1.7625%.

Corporate Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, that can be extended 12-months at the option of the Company for a minimal fee provided that the Company is not in default. The Company meets the conditions and expects to meet them going forward. The Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”). The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the years ended December 31, 2019, 2018 and 2017, the Company wrote-off deferred financing costs of approximately $1.4 million, $1.4 million and $1.0 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income. For the years ended December 31, 2019, 2018 and 2017, amortization of deferred financing costs of approximately $2.1 million, $1.7 million and $2.0 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income.

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2019 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2020	$744	$262	$—	$1,006
2021	872	281	218,000	219,153
2022	1,367	12,622	—	13,989
2023	21,155	—	—	21,155
2024	424,558	28,496	—	453,054
Thereafter	703,171	—	—	703,171
Total	$1,151,867	$41,661	$218,000	$1,411,528

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2019, 2018 and 2017 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2019, 2018 and 2017, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $346.5 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.74%.

The changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the years ended December 31, 2019 and 2018, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the year ended December 31, 2017, the Company recorded approximately $0.3 million of gain related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease to interest expense on the accompanying consolidated statements of operations and comprehensive income.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into 10 interest rate swap transactions with KeyBank and one with SunTrust (the “Counterparties”) with a combined notional amount of $975.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.4147%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of December 31, 2019, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
			$975,000	1.4147%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2019, one-month LIBOR was 1.7625%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	15	$346,542

As of December 31, 2018, the Company had 12 interest rate cap derivatives, with a notional amount of $255.2 million, which were not designated as hedges in qualifying hedging relationships. As of December 31, 2017, the Company had 16 interest rate cap derivatives, with a notional amount of $273.5 million, which were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$7,298	$18,141	$3,824	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	—	10	—	—
Total		$7,298	$18,151	$3,824	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2019	2018 (1)	2017 (1)	OCI into income	2019	2018 (1)	2017 (1)	in income	2019	2018 *(2)	2017 *(2)(3)
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate products	$(8,153)	$5,928	$2,967	Interest expense	$6,472	$3,997	$(1,416)	Interest expense	$—	$—	$124

*	Includes amounts excluded from effectiveness testing.
(1)	Represents the effective portion of changes in fair value.
(2)	Represents the ineffective portion of changes in fair value.
(3)	Includes approximately $185,000 of loss reclassified from OCI for missed forecasted transactions due to hedged forecasted transactions being no longer probable.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2019	2018	2017
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate products	Interest expense	$(30)	$(49)	$(19)

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

Financial Instruments Not Carried at Fair Value

At December 31, 2019 and 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the year ended December 31, 2019, the Company noted there was no impairment, but incurred a casualty loss that resulted in a net write down of approximately $7.8 million on Cutter’s Point (see Note 5). The Company did not record any write downs related to real estate assets for the years ended December 31, 2018 and 2017.

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

During the year ended December 31, 2019, the Company issued 180,783 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 1,565,322 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of December 31, 2019, the Company had 25,245,740 shares of common stock, par value $0.01 per share, issued and outstanding.

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

Treasury Stock

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the years ended December 31, 2019 and 2018, the Company retired no shares of its common stock held in treasury. As of December 31, 2019 and 2018, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2019:

	2019
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	464,626		$22.80
Granted	186,662		37.50
Vested	(197,863)	(1)	23.10
Forfeited	(6,386)		—
Outstanding December 31,	447,039	(2)	$29.13

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

As of December 31, 2019, the Company had issued 421,551 shares of common stock under the 2016 LTIP. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $5.1 million, $4.2 million and $3.1 million, respectively, of equity-based compensation expense related to grants of restricted stock units, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income. As of December 31, 2019, the Company had recognized a liability of approximately $0.8 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (together with Raymond James and Jefferies, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $100,000,000. The following table contains summary information of the ATM Program:

Gross proceeds	$71,973,433
Common shares sold	1,565,322
Gross average sale price per share	$45.98

Sales commissions	$1,079,601
Offering costs	1,019,778
Net proceeds	69,874,054
Average price per share, net	$44.64

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2019	2018	2017
Numerator for earnings (loss) per share:
Net income (loss)	$99,438	$(1,614)	$56,359
Net income attributable to noncontrolling interests	—	—	2,836
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	298	(5)	149
Net income (loss) attributable to common stockholders	$99,140	$(1,609)	$53,374

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	24,116	21,189	21,057
Denominator for basic earnings (loss) per share	24,116	21,189	21,057
Weighted average unvested restricted stock units	477	478	342
Denominator for diluted earnings (loss) per share	24,593	21,667	21,399

Earnings (loss) per weighted average common share:
Basic	$4.11	$(0.08)	$2.53
Diluted	$4.03	$(0.08)	$2.49

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

The following table sets forth the redeemable noncontrolling interests in the OP for the year ended December 31, 2019 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2018	$2,567
Net income attributable to redeemable noncontrolling interests in the OP	298
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(44)
Contributions from redeemable noncontrolling interests in the OP	140
Distributions to redeemable noncontrolling interests in the OP	(47)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	381
Redeemable noncontrolling interests in the OP, December 31, 2019	$3,295

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

		For the Year Ended December 31,
		2019	2018	2017
Fees incurred
Property management fees	(1)	$5,363	$4,382	$4,330
Construction supervision fees	(2)	1,549	974	869
Design fees	(2)	255	102	—
Acquisition fees	(3)	1,465	348	675

Reimbursements
Payroll and benefits	(4)	18,148	14,100	15,344
Other reimbursements	(5)	3,286	2,200	1,982

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income.
(5)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive income.

11. Related Party Transactions

Asset Management Fee

Until the BH Buyout on June 30, 2017, in accordance with the operating agreement of each entity that owns the properties, the Company earned an asset management fee for services provided in connection with monitoring the operations of the properties. The asset management fee was equal to 0.5% per annum of the aggregate effective gross income of the properties, as defined in each of the operating agreements. For the year ended December 31, 2017, the properties incurred asset management fees to the Company of approximately $0.4 million. Since the fees were paid to the Company (and not the Adviser) by consolidated properties, they have been eliminated in consolidation. However, because the Company’s previous joint venture partners owned a portion of each of a majority of the properties in the Portfolio, prior to the Company’s purchase of 100% of their joint venture interests, they absorbed their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive income in the net income attributable to noncontrolling interests.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2019, 2018 and 2017, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect) (the “Expense Cap”). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of the Spin-Off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to the Spin-Off. Advisory and administrative fees on New Assets are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred advisory and administrative fees of $7.5 million, $7.5 million and $7.4 million, respectively. The amount paid for the years ended December 31, 2019, 2018 and 2017 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $2.1 million, $2.1 million and $2.0 million, respectively, of advisory and administrative fees incurred on New Assets.

For the year ended December 31, 2019, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016 (19 properties waived from January through August and 17 properties waived from September through December), which totaled approximately $9.1 million. For the year ended December 31, 2018, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eight properties acquired subsequent to October 2016, which totaled approximately $4.1 million. For the year ended December 31, 2017, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the five properties acquired subsequent to October 2016, which totaled approximately $2.4 million. The advisory and administrative fees waived by the Adviser for the years ended December 31, 2019, 2018 and 2017 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2019, 2018 and 2017, the Company paid approximately $0.3 million, $0.3 million and $1.2 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

In the normal course of business, the Company may purchase properties from affiliates of the Adviser. During the year ended December 31, 2019, the Company purchased Residences at Glenview Reserve and Residences at West Place from an affiliate of the Adviser for approximately $100.0 million (see Note 5 to our consolidated financial statements for additional details related to acquisitions during the period). The Company’s Audit Committee authorized, approved and ratified the acquisition of these properties.

On November 14, 2018, as part of the 2018 Offering, affiliates of the Adviser purchased 207,971 shares from the underwriters. The shares were purchased on the same terms as other investors at a public offering price of $33.00 per share. However, no underwriters’ discount applied to the purchase of such shares.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2019, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

The Company is not aware of any material environmental liability with respect to the properties that could have a material adverse effect on the Company’s business, assets, or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flows.

13. Subsequent Events

Dividends Declared

On February 17, 2020, the Company’s board of directors declared a quarterly dividend of $0.3125 per share, payable on March 31, 2020 to stockholders of record on March 16, 2020.

Dispositions

On January 23, 2020 the Company, through the OP, entered into a purchase and sale agreement with a large real estate investment firm (the “Buyer”) for the sale of the following proprieties. Closing of the disposition is subject to Buyer due diligence and customary closing conditions.  The sales of the properties are expected to close on or before March 31, 2020.

Property Name (1)	Location	Sales Price	Debt Outstanding (2)	Real Estate Carrying Value, net (2)
Woodbridge	Nashville, Tennessee	$31,700	$13,677	$15,183
Willow Grove	Nashville, Tennessee	31,300	14,818	13,453
		$63,000	$28,495	$28,636

(1)	Properties were classified as held for sale as of December 31, 2019.
(2)	As of December 31, 2019.

$92.5 Million Swap

On January 16, 2020, NexPoint Residential Trust, Inc. (the “Company”), through its operating partnership, NexPoint Residential Trust Operating Partnership, L.P., entered into an interest rate swap transaction with KeyBank National Association (the “Swap”). The Company entered into the Swap to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness). The Swap has an effective date of January 16, 2020 and a termination date of January 1, 2027. Beginning on February 1, 2020, the Company will be required to make monthly fixed rate payments of 1.798% calculated on a notional amount of $92.5 million, while the counterparty will be obligated to make monthly floating rate payments based on one-month LIBOR to the Company referencing the same notional amount.

14. Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

		2019 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$41,491	$43,066	$46,833	$49,676
Net income (loss)		(4,373)	(1,987)	119,104	(13,306)

Net income (loss) attributable to common stockholders		(4,360)	(1,981)	118,747	(13,266)
Earnings (loss) per share - basic	(1)	(0.19)	(0.08)	4.93	(0.53)
Earnings (loss) per share - diluted	(1)	(0.19)	(0.08)	4.84	(0.53)

(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the loss per share amount calculated for the year ended December 31, 2019.

		2018 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$35,057	$35,655	$36,495	$39,390
Net income (loss)		10,094	(1,666)	(5,260)	(4,782)

Net income (loss) attributable to common stockholders		10,064	(1,661)	(5,245)	(4,767)
Earnings (loss) per share - basic	(1)	0.48	(0.08)	(0.25)	(0.21)
Earnings (loss) per share - diluted	(1)	0.47	(0.08)	(0.25)	(0.21)

(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the earnings per share amount calculated for the year ended December 31, 2018.

		2017 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$36,991	$35,234	$37,097	$34,913
Net income		(3,304)	9,930	54,076	(4,343)

Net income (loss) attributable to common stockholders		(3,616)	7,406	53,914	(4,330)
Earnings (loss) per share - basic	(1)	(0.17)	0.35	2.56	(0.21)
Earnings (loss) per share - diluted	(1)	(0.17)	0.34	2.53	(0.21)

(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the earnings per share amount calculated for the year ended December 31, 2017.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2019			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total (4)	Depreciation and Amortization (5) (6)	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$13,130	$2,330	$10,475	$12,805	$2,942	$2,330	$13,105	$15,435	$(3,472)	1/31/2014
Cutter's Point	Richardson, Texas	16,640	3,330	12,515	15,845	(5,074)	3,330	7,089	10,419	(1,086)	1/31/2014
Eagle Crest	Irving, Texas	29,510	5,450	21,875	27,325	4,441	5,450	25,662	31,112	(6,031)	1/31/2014
Silverbrook	Grand Prairie, Texas	30,590	4,860	25,540	30,400	6,974	4,860	31,721	36,581	(8,507)	1/31/2014
Beechwood Terrace	Antioch, Tennessee	23,365	1,390	20,010	21,400	5,004	1,390	24,605	25,995	(5,620)	7/21/2014
Willow Grove	Nashville, Tennessee	14,818	3,940	9,810	13,750	3,266	3,940	12,778	16,718	(3,265)	7/21/2014
Woodbridge	Nashville, Tennessee	13,677	3,650	12,350	16,000	3,214	3,650	15,230	18,880	(3,697)	7/21/2014
The Summit at Sabal Park	Tampa, Florida	13,560	5,770	13,280	19,050	2,322	5,770	15,198	20,968	(3,941)	8/20/2014
Courtney Cove	Tampa, Florida	13,680	5,880	13,070	18,950	2,758	5,880	15,397	21,277	(3,777)	8/20/2014
Radbourne Lake	Charlotte, North Carolina	20,000	2,440	21,810	24,250	3,304	2,440	24,462	26,902	(5,578)	9/30/2014
Timber Creek	Charlotte, North Carolina	24,100	11,260	11,490	22,750	6,241	11,260	16,932	28,192	(4,428)	9/30/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	42,100	7,580	41,920	49,500	3,908	7,580	44,441	52,021	(8,606)	11/5/2014
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	13,166	6,120	10,880	17,000	2,083	6,120	12,471	18,591	(897)	12/18/2014
Cornerstone	Orlando, Florida	21,772	1,500	30,050	31,550	4,474	1,500	33,630	35,130	(7,086)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	42,480	10,170	47,830	58,000	9,391	10,170	55,407	65,577	(13,129)	2/6/2015
Versailles	Dallas, Texas	23,880	6,720	19,445	26,165	6,568	6,720	25,432	32,152	(6,152)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	17,460	7,480	13,520	21,000	2,699	7,480	15,818	23,298	(3,636)	4/15/2015
Madera Point	Mesa, Arizona	15,150	4,920	17,605	22,525	2,681	4,920	19,657	24,577	(4,077)	8/5/2015
Venue at 8651	Fort Worth, Texas	13,734	2,350	16,900	19,250	5,154	2,350	21,543	23,893	(4,811)	10/30/2015
Parc500	West Palm Beach, Florida	15,221	3,860	19,424	23,284	5,283	3,860	24,216	28,076	(4,375)	7/27/2016
The Venue on Camelback	Phoenix, Arizona	28,093	8,340	36,520	44,860	4,281	8,340	40,078	48,418	(5,532)	10/11/2016
Old Farm	Houston, Texas	52,886	11,078	73,986	85,064	3,028	11,078	73,660	84,738	(9,002)	12/29/2016
Stone Creek at Old Farm	Houston, Texas	15,274	3,493	19,937	23,430	788	3,493	20,153	23,646	(2,444)	12/29/2016
Hollister Place	Houston, Texas	14,811	2,782	21,902	24,684	2,977	2,782	23,947	26,729	(3,217)	2/1/2017
Rockledge Apartments	Marietta, Georgia	68,100	17,451	96,577	114,028	7,445	17,451	101,001	118,452	(10,798)	6/30/2017
Atera Apartments	Dallas, Texas	29,500	22,371	37,090	59,461	3,744	22,371	39,494	61,865	(3,682)	10/25/2017
Cedar Pointe	Antioch, Tennessee	17,300	2,371	24,410	26,781	1,075	2,371	25,485	27,856	(1,415)	8/24/2018
Crestmont Reserve	Dallas, Texas	12,061	4,124	20,667	24,791	1,218	4,124	21,885	26,009	(1,171)	9/26/2018
Brandywine I & II	Nashville, Tennessee	43,835	6,237	73,870	80,107	2,340	6,237	76,210	82,447	(3,867)	9/26/2018
S-1

Bella Vista	Phoenix, Arizona	29,040	10,942	37,661	48,603	529	10,942	38,190	49,132	(1,477)	1/28/2019
The Enclave	Tempe, Arizona	25,322	11,046	30,933	41,979	491	11,046	31,424	42,470	(1,209)	1/28/2019
The Heritage	Phoenix, Arizona	24,625	6,835	35,244	42,079	582	6,835	35,826	42,661	(1,338)	1/28/2019
Summers Landing	Fort Worth, Texas	10,109	1,798	17,628	19,426	(107)	1,798	17,521	19,319	(423)	6/7/2019
Residences at Glenview Reserve	Nashville, Tennessee	26,560	3,367	41,652	45,019	(602)	3,367	41,050	44,417	(824)	7/17/2019
Residences at West Place	Orlando, Florida	33,817	3,345	52,657	56,002	(719)	3,345	51,938	55,283	(967)	7/17/2019
Avant at Pembroke Pines	Pembroke Pines, Florida	177,100	48,436	275,671	324,107	3,015	48,437	278,685	327,122	(8,076)	8/30/2019
Arbors of Brentwood	Nashville, Tennessee	34,237	6,346	56,409	62,755	717	6,346	57,126	63,472	(1,523)	9/10/2019
Torreyana Apartments	Las Vegas, Nevada	37,400	23,823	44,560	68,383	17	23,823	44,577	68,400	(342)	11/22/2019
Bloom	Las Vegas, Nevada	58,850	23,805	83,288	107,093	23	23,805	83,311	107,116	(571)	11/22/2019
Bella Solara	Las Vegas, Nevada	36,575	12,605	54,262	66,867	8	12,605	54,270	66,875	(362)	11/22/2019
		$1,193,528	$331,595	$1,524,723	$1,856,318	$108,483	$331,596	$1,610,625	$1,942,221	$(160,411)

(1)	Encumbrances includes mortgage debt.
(2)

Includes gross intangible lease assets of approximately $29.6 million and buildings, improvements and furniture, fixtures and equipment of approximately $1.5 billion, which includes total acquisition costs of approximately $7.0 million incurred on the acquisitions of The Colonnade, Old Farm, Stone Creek at Old Farm, Hollister Place, Rockledge Apartments, Atera Apartments, Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, and Bella Solara and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt in connection with the acquisition of Parc500.

(3)	Includes gross intangible lease assets of approximately $12.4 million, construction in progress of approximately $4.4 million, and furniture, fixtures and equipment of approximately $85.8 million.
(4)	The aggregate cost, net of accumulated depreciation, for Federal income tax purposes as of December 31, 2019 was approximately $1.8 billion (unaudited).
(5)	Includes accumulated amortization of intangible lease assets of approximately $6.2 million.
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

S-2

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Real Estate:
Balance, beginning of year	$1,222,563	$1,082,805	$1,029,349
Additions:
Real estate acquired	882,313	131,679	198,173
Improvements	47,739	28,809	25,748
Deductions:
Real estate sold	(191,203)	(18,311)	(160,250)
Write-off of fully amortized assets and other	(19,191)	(2,419)	(10,215)
Balance, end of year	$1,942,221	$1,222,563	$1,082,805

Accumulated Depreciation and Amortization:
Balance, beginning of year	$135,021	$91,649	$66,312
Depreciation expense	56,360	45,002	39,812
Amortization expense	12,726	2,468	8,940
Accumulated depreciation on sales	(32,408)	(2,500)	(14,199)
Write-off of fully amortized assets and other	(11,288)	(1,598)	(9,216)
Balance, end of year	$160,411	$135,021	$91,649

S-3