Form 10-Q
period 2020-03-31
NexPoint Residential Trust, Inc.
filed 2020-05-08
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 24,299,451 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2020

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

•	risks associated with limited warranties we may obtain when purchasing properties;
•	exposure to decreases in market rents due to our short-term leases;
•	risks associated with operating through joint ventures and funds;
•	our dependence on information systems;

ii

•	risks associated with breaches of our data security;
•	costs associated with being a public company, including compliance with securities laws;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;
•	loss of key personnel of NexPoint Advisors, L.P. (our “Sponsor”), NexPoint Real Estate Advisors, L.P. (our “Adviser”) and our property manager;
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

•	the risk that the Internal Revenue Service may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers;
•	risks associated with the current pandemic of the coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases; and
•

any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 21, 2020 or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$317,886	$317,886
Buildings and improvements	1,477,664	1,472,319
Intangible lease assets	4,211	12,414
Construction in progress	9,500	4,375
Furniture, fixtures, and equipment	84,947	81,038
Total Gross Operating Real Estate Investments	1,894,208	1,888,032
Accumulated depreciation and amortization	(167,686)	(152,552)
Total Net Operating Real Estate Investments	1,726,522	1,735,480
Real estate held for sale, net of accumulated depreciation of $0 and $897, respectively	—	46,330
Total Net Real Estate Investments	1,726,522	1,781,810
Cash and cash equivalents	69,540	25,671
Restricted cash	36,041	45,511
Accounts receivable	3,095	6,285
Prepaid and other assets	3,695	2,336
Fair market value of interest rate swaps	—	4,376
TOTAL ASSETS	$1,838,893	$1,865,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,145,508	$1,145,371
Mortgages payable held for sale, net	—	41,176
Credit facility, net	223,850	216,501
Accounts payable and other accrued liabilities	13,137	11,971
Accrued real estate taxes payable	7,119	12,206
Accrued interest payable	3,337	3,691
Security deposit liability	2,893	2,977
Prepaid rents	1,469	1,658
Fair market value of interest rate swaps	47,077	902
Total Liabilities	1,444,390	1,436,453

Redeemable noncontrolling interests in the Operating Partnership	2,332	3,295

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,717,549 and 25,245,740 shares issued and 24,852,868 and 25,245,740 shares outstanding, respectively	256	251
Additional paid-in capital	378,943	359,748
Accumulated earnings less dividends	84,345	63,776
Accumulated other comprehensive income (loss)	(47,922)	2,466
Common stock held in treasury at cost; 864,681 and 0 shares	(23,451)	—
Total Stockholders' Equity	392,171	426,241
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,838,893	$1,865,989

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$51,115	$40,451
Other income	1,467	1,040
Total revenues	52,582	41,491
Expenses
Property operating expenses	11,721	9,639
Real estate taxes and insurance	8,023	5,758
Property management fees (1)	1,550	1,240
Advisory and administrative fees (2)	1,865	1,850
Corporate general and administrative expenses	2,701	2,233
Property general and administrative expenses	1,832	1,658
Depreciation and amortization	23,338	15,398
Total expenses	51,030	37,776
Operating income before gain on sales of real estate	1,552	3,715
Gain on sales of real estate	38,972	—
Operating income	40,524	3,715
Interest expense	(11,662)	(8,088)
Loss on extinguishment of debt and modification costs	(874)	—
Casualty gains	51	—
Net income (loss)	28,039	(4,373)

Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	84	(13)
Net income (loss) attributable to common stockholders	$27,955	$(4,360)
Other comprehensive loss
Unrealized losses on interest rate derivatives	(50,540)	(5,665)
Total comprehensive loss	(22,501)	(10,038)
Comprehensive loss attributable to redeemable noncontrolling interests in the Operating Partnership	(68)	(30)
Comprehensive loss attributable to common stockholders	$(22,433)	$(10,008)

Weighted average common shares outstanding - basic	25,388	23,550
Weighted average common shares outstanding - diluted	25,851	24,044

Earnings (loss) per share - basic	$1.10	$(0.19)
Earnings (loss) per share - diluted	$1.08	$(0.19)

(1)

Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (see Note 10).

(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2019	—	$—	25,245,740	$251	$359,748	$63,776	$2,466	$—	$426,241
Net income attributable to common stockholders	—	—	—	—	—	27,955	—	—	27,955
Repurchase of common stock	—	—	—	—	—	—	—	(30,999)	(30,999)
Retirement of common stock held in treasury	—	—	(225,799)	(2)	(7,546)	—	—	7,548	—
Vesting of stock-based compensation	—	—	137,608	1	(433)	—	—	—	(432)
Issuance of common shares through at-the-market offering	—	—	560,000	6	27,174	—	—	—	27,180
Common stock dividends declared ($0.3125 per share)	—	—	—	—	—	(8,206)	—	—	(8,206)
Other comprehensive loss	—	—	—	—	—	—	(50,388)	—	(50,388)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	820	—	—	820
Balances, March 31, 2020	—	$—	25,717,549	$256	$378,943	$84,345	$(47,922)	(23,451)	$392,171

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Treasury at Cost	Total
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$296,028
Net income attributable to common stockholders	—	—	—	—	—	(4,360)	—	—	(4,360)
Vesting of stock-based compensation	—	—	143,642	1	1,069	—	—	—	1,070
Other comprehensive loss	—	—	—	—	—	—	(5,648)	—	(5,648)
Common stock dividends declared ($0.275 per share)	—	—	—	—	—	(6,641)	—	—	(6,641)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(126)	—	—	(126)
Balances, March 31, 2019	—	$—	23,643,277	$235	$286,580	$(17,891)	$11,399	$—	$280,323

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$28,039	$(4,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(38,972)	—
Depreciation and amortization	23,338	15,398
Amortization/write-off of deferred financing costs	1,207	432
Change in fair value on derivative instruments included in interest expense	(648)	(1,854)
Net cash received on derivative settlements	737	1,810
Interest payable on derivative instruments	(62)	—
Amortization/write-off of fair market value adjustment of assumed debt	(51)	(24)
Vesting of stock-based compensation	1,300	1,070
Casualty gain	(51)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	791	(2,320)
Operating liabilities	(4,210)	(6,416)
Net cash provided by operating activities	11,418	3,723

Cash flows from investing activities
Net proceeds from sales of real estate	85,418	—
Prepaid acquisition costs	(2,025)	—
Insurance proceeds paid for casualty losses	(549)	—
Insurance proceeds received for casualty losses	3,049	—
Additions to real estate investments	(13,604)	(6,897)
Acquisitions of real estate investments	—	(124,829)
Net cash provided by (used in) investing activities	72,289	(131,726)

Cash flows from financing activities
Mortgage proceeds received	—	78,987
Mortgage payments	(41,845)	(238)
Credit facilities proceeds received	35,000	52,500
Credit facilities payments	(28,000)	—
Deferred financing costs paid	—	(1,355)
Interest rate cap fees paid	—	(20)
Prepayment penalties on extinguished debt	(416)	—
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	27,180	—
Payments for taxes related to net share settlement of stock-based compensation	(1,732)	—
Repurchase of common stock	(30,999)	—
Dividends paid to common stockholders	(8,496)	(6,717)
Net cash (used in) provided by financing activities	(49,308)	123,157

Net increase (decrease) in cash, cash equivalents and restricted cash	34,399	(4,846)
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129
Cash, cash equivalents and restricted cash, end of period	$105,581	$38,283

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,981	$9,176
Prepayment penalties	416	—
Supplemental Disclosure of Noncash Activities

Capitalized construction costs included in accounts payable and other accrued liabilities	4,252	1,542
Change in fair value on derivative instruments designated as hedges	(50,540)	(5,665)
Other assets acquired from acquisitions	—	87
Liabilities assumed from acquisitions	—	271
Decrease in dividends payable upon vesting of restricted stock units	(290)	(76)
Write-off of fully amortized in-place leases	8,203	3,049
Write-off of deferred financing costs	455	—

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2020, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 17, 2020 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor”). Our Sponsor is affiliated through common control with Highland Capital Management, L.P.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 21, 2020.

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

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2019, and elected the transition option that the ASU provides which permits entities to not recast the comparative periods presented when transitioning to the standard. The Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income on the consolidated statements of operations and comprehensive income. The table below outlines the components of rental income and its other components which were previously classified as other income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
Lease Income Type	2020	2019
Rental income	$45,468	$36,322
Utility reimbursements (1)	3,044	2,541
Late fees (1)	484	379
Pet fees (1)	237	180
Other fees (1)	1,882	1,029
Total rental income	$51,115	$40,451

(1)	Previously classified as other income prior to December 31, 2019.

The table below quantifies the effects on rental and other income for the three months ended March 31, 2020 and 2019 from the adoption ASC 842:

	For the Three Months Ended March 31,
	2020	2019
Prior to adoption of ASC 842
Rental income	$45,468	$36,322
Other income	7,114	5,169
Total revenue	$52,582	$41,491

Post adoption of ASC 842
Rental income	$51,115	$40,451
Other income	1,467	1,040
Total revenue	$52,582	$41,491

Differences resulting in ASC 842 adoption
Rental income difference	$5,647	$4,129
Other income difference	(5,647)	(4,129)
Total revenue difference	$—	$—

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of March 31, 2020, the Company has not recorded any impairment on its real estate assets.  However, we continue to monitor the impact of COVID-19 (see “–Coronavirus (“COVID-19”)” for additional information, below).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2020, there are no properties held for sale.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2020 and 2019.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2020, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2020. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Reclassifications

Certain reclassifications have been made to conform the prior period consolidated financial statements and notes to the current period presentation.

Coronavirus (“COVID-19”)

Beginning in January 2020, reports came out of Wuhan, China regarding a new virus which was determined to be highly contagious, more aggressive than typical viruses and for which there is no cure or vaccination at this time.  As reported cases and deaths of the COVID-19 virus began increasing in February and continuing through the date of this report, there has been a significant impact to the global economy generally.  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  On March 13, 2020, President Trump declared a national emergency in the United States.  Over the ensuing weeks, the President and the task force that was set up to deal with preparations across the country, announced sweeping and unprecedented actions to help slow the spread of the virus.

The President’s task force recommended all citizens practice “social distancing” and other protocols to limit interaction between individuals for a period of 15 days, which was later expanded for 30 days and set to end April 30, 2020.  Also, many cities and states canceled school or went to online classes, colleges were ordered closed and went to online learning protocols, non-essential businesses such as restaurants or bars closed voluntarily or were ordered closed by local governments, other businesses closed their offices with employees working from home, many businesses canceled non-essential travel, families canceled vacations and airlines reduced traffic. Bans were placed on citizens from certain countries from entering the United States and the U.S./Mexican and U.S./Canadian borders were closed to limit the spread of the virus across countries.

Collectively, these actions, while for the benefit of public health, have also essentially grounded the American economy to a halt.  As reported on April 18, 2020 by the U.S. Labor Department, 26 million Americans had filed for unemployment in the past 5-weeks, shattering all prior records of unemployment claims during any 5-week period. The U.S. stock market has seen historic declines over an extraordinarily short period of time.  Certain industries such as airlines, lodging, entertainment, gaming, cruise ships, plus industries closely associated with these industries have seen unprecedented declines in business.

As of March 31, 2020, 15 residents have been placed on payment plans for the month of March due to the COVID-19 crisis for a total of approximately $6,000 in rent.  The durations of the payment plans are determined on a case by case basis, in which time the tenant is expected to make rent payments in full.  The Company has not granted any rent concessions to residents in response to the crisis as of March 31, 2020. The Company continues to monitor the impact on this pandemic and its effect on future rent collections, valuation of real estate investments, liquidity and the ability to refinance or repay debt.

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

As of March 31, 2020, the Company, through the OP and the wholly owned TRS, owned 37 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of March 31, 2020 and December 31, 2019:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	March 31, 2020	December 31, 2019
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Eagle Crest		Irving, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%	100%
Willow Grove	(1)	Nashville, Tennessee	2014	—	100%
Woodbridge	(1)	Nashville, Tennessee	2014	—	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	—	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	(2)	Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Cedar Pointe	(3)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista	(4)	Phoenix, Arizona	2019	100%	100%
The Enclave	(4)	Tempe, Arizona	2019	100%	100%
The Heritage	(4)	Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve	(5)	Nashville, Tennessee	2019	100%	100%
Residences at West Place	(5)	Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments	(6)	Las Vegas, Nevada	2019	100%	100%
Bloom	(6)	Las Vegas, Nevada	2019	100%	100%
Bella Solara	(6)	Las Vegas, Nevada	2019	100%	100%

(1)	Properties were disposed in 2020.
(2)	Formerly known as The Colonnade.
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

(5)

The Company acquired two multifamily properties, the Residences at Glenview Reserve and the Residences at West Place (the “Residences”) on July 17, 2019. The master lease agreement with the EAT that directly owned these properties terminated on September 3, 2019, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(6)

The EAT that directly owned Torreyana, Bloom and Bella Solara was consolidated as a VIE at December 31, 2019.  The Company completed the reverse 1031 Exchange on March 31, 2020 and at such time legal title transferred to the Company. As such, the EAT that directly owned these properties is no longer considered a VIE.

4. Real Estate Investments Statistics

As of March 31, 2020, the Company was invested in a total of 37 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit *(1) as of		% Occupied *(2) as of
Property Name		Rentable Square Footage (in thousands)*	Number of Units*	Date Acquired	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Arbors on Forest Ridge		155	210	1/31/2014	$899	$894	91.9%	95.7%
Cutter's Point	(3)	198	0	1/31/2014	-	-	0.0%	0.0%
Eagle Crest		396	447	1/31/2014	974	969	94.4%	96.6%
Silverbrook		526	642	1/31/2014	889	870	94.9%	95.5%
Beechwood Terrace		272	300	7/21/2014	943	937	94.0%	91.3%
The Summit at Sabal Park		205	252	8/20/2014	1,011	1,010	95.6%	97.2%
Courtney Cove		225	324	8/20/2014	928	927	94.1%	94.8%
Radbourne Lake		247	225	9/30/2014	1,125	1,118	93.8%	90.7%
Timber Creek		248	352	9/30/2014	918	916	94.0%	94.9%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,291	1,270	95.3%	93.8%
Cornerstone		318	430	1/15/2015	1,056	1,053	93.7%	95.6%
The Preserve at Terrell Mill		692	752	2/6/2015	980	969	94.7%	94.9%
Versailles		301	388	2/26/2015	923	923	92.8%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,175	1,155	98.2%	94.6%
Madera Point		193	256	8/5/2015	946	924	97.7%	96.1%
Venue at 8651		289	333	10/30/2015	922	924	95.5%	96.1%
Parc500		266	217	7/27/2016	1,295	1,304	92.6%	93.1%
The Venue on Camelback		256	415	10/11/2016	799	777	94.9%	94.2%
Old Farm		697	734	12/29/2016	1,148	1,162	95.2%	92.8%
Stone Creek at Old Farm		186	190	12/29/2016	1,185	1,194	96.3%	95.8%
Hollister Place		246	260	2/1/2017	1,008	995	96.5%	93.1%
Rockledge Apartments		802	708	6/30/2017	1,267	1,260	93.9%	95.3%
Atera Apartments		334	380	10/25/2017	1,246	1,256	93.2%	93.4%
Cedar Pointe		224	210	8/24/2018	1,069	1,066	92.4%	91.4%
Crestmont Reserve		199	242	9/26/2018	899	902	94.2%	94.2%
Brandywine I & II		414	632	9/26/2018	977	978	94.0%	93.7%
Bella Vista		243	248	1/28/2019	1,272	1,265	97.2%	97.2%
The Enclave		194	204	1/28/2019	1,308	1,295	95.6%	93.6%
The Heritage		199	204	1/28/2019	1,262	1,265	95.1%	96.6%
Summers Landing		139	196	6/7/2019	934	920	93.4%	91.8%
Residences at Glenview Reserve		344	360	7/17/2019	979	977	94.7%	94.4%
Residences at West Place		345	342	7/17/2019	1,219	1,211	93.3%	92.7%
Avant at Pembroke Pines		1,442	1520	8/30/2019	1,497	1,498	95.1%	93.7%
Arbors of Brentwood		325	346	9/10/2019	1,192	1,192	95.1%	96.2%
Torreyana Apartments		309	315	11/22/2019	1,182	1,171	94.0%	95.6%
Bloom		498	528	11/22/2019	1,097	1,105	87.7%	90.9%
Bella Solara		271	320	11/22/2019	1,118	1,136	86.9%	91.9%
		12,786	14,104

*	Information is unaudited.

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2020 and December 31, 2019, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2020 and December 31, 2019, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2020 and December 31, 2019, divided by the total number of units, expressed as a percentage.
(3)	Cutter’s Point incurred significant tornado damage on October 20, 2019 which resulted in the property ceasing operations in order to start reconstruction (see Note 5).

5. Real Estate Investments

As of March 31, 2020, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,590	$—	$—	$1,570	$15,490
Cutter's Point	3,330	2,568	—	4,738	1,878	12,514
Eagle Crest	5,450	23,847	—	3	1,888	31,188
Silverbrook	4,860	27,131	—	1	4,773	36,765
Beechwood Terrace	1,390	22,200	—	32	2,613	26,235
The Summit at Sabal Park	5,770	13,617	—	—	1,643	21,030
Courtney Cove	5,880	13,425	—	2	2,040	21,347
Radbourne Lake	2,440	22,512	—	—	2,049	27,001
Timber Creek	11,260	14,015	—	8	3,036	28,319
Sabal Palm at Lake Buena Vista	7,580	42,375	—	—	2,196	52,151
Cornerstone	1,500	30,672	—	30	3,133	35,335
The Preserve at Terrell Mill	10,170	49,564	—	109	6,414	66,257
Versailles	6,720	21,715	—	—	3,761	32,196
Seasons 704 Apartments	7,480	14,340	—	—	1,568	23,388
Madera Point	4,920	17,635	—	1	2,071	24,627
Venue at 8651	2,350	18,227	—	—	3,387	23,964
Parc500	3,860	20,834	—	—	3,520	28,214
The Venue on Camelback	8,340	38,021	—	—	2,151	48,512
Old Farm	11,078	70,764	—	19	3,133	84,994
Stone Creek at Old Farm	3,493	19,454	—	1	744	23,692
Hollister Place	2,782	21,814	—	23	2,285	26,904
Rockledge Apartments	17,451	96,397	—	11	5,010	118,869
Atera Apartments	22,371	37,461	—	6	2,097	61,935
Cedar Pointe	2,372	24,228	—	—	1,409	28,009
Crestmont Reserve	4,124	20,639	—	127	1,289	26,179
Brandywine I & II	6,237	73,230	—	102	3,414	82,983
Bella Vista	10,942	36,711	—	—	1,632	49,285
The Enclave	11,046	30,261	—	—	1,293	42,600
The Heritage	6,835	34,624	—	25	1,364	42,848
Summers Landing	1,798	17,232	—	277	557	19,864
Residences at Glenview Reserve	3,367	40,465	—	574	924	45,330
Residences at West Place	3,345	51,249	—	252	873	55,719
Avant at Pembroke Pines	48,435	267,802	—	2,325	5,679	324,241
Arbors of Brentwood	6,346	55,092	—	287	844	62,569
Torreyana Apartments	23,824	42,850	1,201	178	785	68,838
Bloom	23,805	80,576	1,851	218	1,200	107,650
Bella Solara	12,605	52,527	1,159	151	724	67,166
	317,886	1,477,664	4,211	9,500	84,947	1,894,208
Accumulated depreciation and amortization	—	(118,888)	(2,807)	—	(45,991)	(167,686)
Total Operating Properties	$317,886	$1,358,776	$1,404	$9,500	$38,956	$1,726,522

Total	$317,886	$1,358,776	$1,404	$9,500	$38,956	$1,726,522

As of December 31, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,585	$—	$—	$1,520	$15,435
Cutter's Point	3,330	2,563	—	2,648	1,878	10,419
Eagle Crest	5,450	23,830	—	—	1,832	31,112
Silverbrook	4,860	27,091	—	—	4,630	36,581
Beechwood Terrace	1,390	22,000	—	70	2,535	25,995
The Summit at Sabal Park	5,770	13,600	—	—	1,598	20,968
Courtney Cove	5,880	13,413	—	2	1,982	21,277
Radbourne Lake	2,440	22,465	—	—	1,997	26,902
Timber Creek	11,260	13,993	—	—	2,939	28,192
Sabal Palm at Lake Buena Vista	7,580	41,841	—	492	2,108	52,021
Cornerstone	1,500	30,653	—	—	2,977	35,130
The Preserve at Terrell Mill	10,170	49,216	—	8	6,183	65,577
Versailles	6,720	21,688	—	8	3,736	32,152
Seasons 704 Apartments	7,480	14,336	—	—	1,482	23,298
Madera Point	4,920	17,615	—	—	2,042	24,577
Venue at 8651	2,350	18,192	—	21	3,330	23,893
Parc500	3,860	20,821	—	193	3,202	28,076
The Venue on Camelback	8,340	37,992	—	—	2,086	48,418
Old Farm	11,078	70,670	—	40	2,950	84,738
Stone Creek at Old Farm	3,493	19,436	—	1	716	23,646
Hollister Place	2,782	21,788	—	—	2,159	26,729
Rockledge Apartments	17,451	96,108	—	134	4,759	118,452
Atera Apartments	22,371	37,442	—	8	2,044	61,865
Cedar Pointe	2,372	24,193	—	24	1,268	27,857
Crestmont Reserve	4,124	20,613	—	—	1,272	26,009
Brandywine I & II	6,237	73,004	—	58	3,148	82,447
Bella Vista	10,942	36,690	—	—	1,500	49,132
The Enclave	11,046	30,224	—	24	1,176	42,470
The Heritage	6,835	34,580	—	—	1,246	42,661
Summers Landing	1,798	16,958	—	35	528	19,319
Residences at Glenview Reserve	3,367	40,202	—	11	837	44,417
Residences at West Place	3,345	50,884	—	244	810	55,283
Avant at Pembroke Pines	48,436	266,103	6,989	217	5,376	327,121
Arbors of Brentwood	6,346	54,995	1,215	137	779	63,472
Torreyana Apartments	23,823	42,721	1,201	—	655	68,400
Bloom	23,805	80,365	1,851	—	1,095	107,116
Bella Solara	12,605	52,449	1,158	—	663	66,875
	317,886	1,472,319	12,414	4,375	81,038	1,888,032
Accumulated depreciation and amortization	—	(105,335)	(6,171)	—	(41,046)	(152,552)
Total Operating Properties	$317,886	$1,366,984	$6,243	$4,375	$39,992	$1,735,480

Held For Sale Property
Southpoint Reserve at Stoney Creek	6,120	11,502	—	1	968	18,591
Woodbridge	3,650	13,296	—	—	1,934	18,880
Willow Grove	3,940	10,946	—	—	1,832	16,718
Accumulated depreciation and amortization	—	(5,390)	—	—	(2,469)	(7,859)
Total Held For Sale Property	$13,710	$30,354	$—	$1	$2,265	$46,330

Total	$331,596	$1,397,338	$6,243	$4,376	$42,257	$1,781,810

Depreciation expense was $18.5 million and $13.2 million for the three months ended March 31, 2020 and 2019, respectively.

Amortization expense related to the Company’s intangible lease assets was $4.8 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through March 31, 2020 is expected to be $1.4 million for the remainder of the year ended December 31, 2020. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2019 has been fully amortized and the assets and related accumulated amortization have been written off as of March 31, 2020.

Acquisitions

There were no acquisitions of real estate during the three months ended March 31, 2020. The Company acquired three properties during the three months ended March 31, 2019 for $132.1 million. In connection with the acquisitions made during the three months ended March 31, 2019, the Company paid earnest money deposits of $7.7 million prior to December 31, 2018. Management has determined that these deposits should have been presented as a decrease to the cash outflow associated with the acquisition of real estate investments in the accompanying consolidated statement of cash flow. The Company has corrected the overstatement of operating activities and investing activities to $3.7M and ($131.7M), respectively, for the three months ended March 31, 2019. This correction did not change any amounts on the consolidated balance sheet or statement of operations and comprehensive loss. Management believes that the effect of these corrections is not material to the Company’s financial position, results of operations, or liquidity for any period presented.

Dispositions

The Company sold three properties during the three months ended March 31, 2020, as detailed in the table below (dollars in thousands). There were no sales of real estate during the three months ended March 31, 2019.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	March 20, 2020	$23,500	23,176	$5,469
Willow Grove	Nashville, Tennessee	March 26, 2020	31,300	31,005	17,513
Woodbridge	Nashville, Tennessee	March 26, 2020	31,700	31,237	15,990
			$86,500	$85,418	$38,972

(1)	Represents sales price, net of closing costs.

Cutter’s Point Casualty Losses

On October 20, 2019, as a result of a tornado, the Cutter’s Point property suffered significant property damage. The damage incurred rendered the property inoperable; therefore, the Company has ceased operations at the property as it is under reconstruction. In relation to this event, the Company wrote down the carrying value of Cutter’s Point by approximately $7.8 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $3.5 million in casualty losses on the consolidated statement of operations and comprehensive income during the year ended December 31, 2019. Also, the Company filed a business interruption insurance claim and recognized approximately $0.6 million for the lost rent, which is included in miscellaneous income on the consolidated statement of operations and comprehensive income for the year ended December 31, 2019. Lost rental income is insured and the Company expects any operating losses resulting from the damage to be immaterial while the property undergoes reconstruction. Starting November 1, 2019, the Company began capitalizing insurance expense, real estate taxes, interest expense and debt issuance costs to construction in progress and stopped depreciation due to Cutter’s Point being under development. As of March 31, 2020, approximately $0.3 million of these costs have been capitalized. As of March 31, 2020, Cutter’s Point was excluded from the portfolio’s total unit count and all same store pools due to the property temporarily ceasing operations while it under goes reconstruction which is estimated to be completed in 2021.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2020 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		2.67%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		2.67%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		2.67%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		2.67%	7/1/2024
Beechwood Terrace	(3)	Floating	84	23,365		2.43%	9/1/2025
The Summit at Sabal Park	(3)	Floating	84	13,560		2.61%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		2.61%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		2.61%	7/1/2024
Versailles	(3)	Floating	84	23,880		2.61%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		2.61%	7/1/2024
Madera Point	(3)	Floating	84	15,150		2.61%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		2.77%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		2.67%	7/1/2024
Old Farm	(3)	Floating	84	52,886		2.67%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		2.67%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		2.25%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		2.28%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		2.29%	9/1/2025
Cornerstone	(4)	Fixed	120	21,654		4.24%	3/1/2023
Parc500	(5)	Fixed	120	15,154		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		2.33%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		2.56%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		2.47%	11/1/2024
Cedar Pointe	(6)	Floating	84	17,300		2.34%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		2.17%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		2.17%	10/1/2025
Bella Vista	(6)	Floating	84	29,040		2.31%	2/1/2026
The Enclave	(6)	Floating	84	25,322		2.31%	2/1/2026
The Heritage	(6)	Floating	84	24,625		2.31%	2/1/2026
Summers Landing	(7)	Floating	84	10,109		2.17%	10/1/2025
Residences at Glenview Reserve	(8)	Floating	84	26,560		2.43%	10/1/2025
Residences at West Place	(8)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,100		2.42%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		2.42%	10/1/2026
Torreyana Apartments	(6)	Floating	84	37,400		2.69%	12/1/2026
Bloom	(6)	Floating	84	58,850		2.69%	12/1/2026
Bella Solara	(6)	Floating	84	36,576		2.69%	12/1/2026
				$1,151,683
Fair market value adjustment				1,413	(9)
Deferred financing costs, net of accumulated amortization of $2,867				(7,588)
				$1,145,508

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of March 31, 2020 was 0.9929%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of March 31, 2020, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

During the three months ended March 31, 2020, the Company sold three properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands); there were no sales of real estate during the three months ended March 31, 2019.

Property Name	Date of Sale	Type	Outstanding Principal (1)
Southpoint Reserve	March 20, 2020	Floating	13,101
Willow Grove	March 26, 2020	Floating	14,818
Woodbridge	March 26, 2020	Floating	13,677
			$41,596

(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 2.61% as of March 31, 2020 and 3.34% as of December 31, 2019. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 77 basis points to 0.9929% as of March 31, 2020 from 1.7625% as of December 31, 2019. As of March 31, 2020, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.00%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3792% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2020, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company has decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, the Company escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of its properties. In connection with the three acquisitions and seven refinancings the Company completed in 2018, the Company escrowed approximately $1.2 million related to the Green Program. Since the start of the Green Program, we have spent approximately $6.2 million of green improvements and completed 34 Green Programs. As of March 31, 2020, the Company had completed its Green Program improvements on all but one property. We will complete the green improvements on this property during 2020. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, the Company is not implementing this on acquisitions going forward.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of March 31, 2020 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	24	$41,700	3.24%	1/28/2021
Corporate Credit Facility	Floating	24	19,000	3.27%	1/28/2021
Corporate Credit Facility	Floating	24	18,300	3.05%	1/28/2021
Corporate Credit Facility	Floating	24	111,000	3.17%	1/28/2021
Corporate Credit Facility	Floating	24	35,000	3.05%	1/28/2021
Deferred financing costs, net of accumulated amortization of $902			(1,150)
			$223,850

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of March 31, 2020 was 0.9929%.

Corporate Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, that can be extended 12-months at the option of the Company for a minimal fee provided that the Company is not in default. The Company meets the conditions and expects to meet them going forward. The Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”). The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs. As of March 31, 2020, there was $225 million in aggregate principal outstanding on the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of March 31, 2020, the Company believes it is in compliance with all provisions.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended March 31, 2020 and 2019, the Company wrote-off deferred financing costs of approximately $0.5 million and $0.0 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2020 and 2019, amortization of deferred financing costs of approximately $0.7 million and $0.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss.

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2020 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2020	$559	$—	$559
2021	894	225,000	225,894
2022	1,492	—	1,492
2023	21,271	—	21,271
2024	424,663	—	424,663
Thereafter	702,804	—	702,804
Total	$1,151,683	$225,000	$1,376,683

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2020 and December 31, 2019 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the three months ended March 31, 2020 and 2019, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $346.5 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.74% as of March 31, 2020.

In accordance with ASU 2017-12, during the three months ended March 31, 2020, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges. During the three months ended March 31, 2020 and 2019, the Company recorded no gain/(loss) related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges, which is recorded as a decrease/(increase) to interest expense on the accompanying consolidated statements of operations and comprehensive loss.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into 11 interest rate swap transactions with KeyBank National Association (“KeyBank”) and two with SunTrust Bank with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3792%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of March 31, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	SunTrust	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2020, one-month LIBOR was 0.9929%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of March 31, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
June 1, 2021	September 1, 2026	KeyBank	$200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$492,500	1.0678%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2020, one-month LIBOR was 0.9929%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of March 31, 2020 and 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of March 31,	Number of Interest Rate Caps	Notional Amount of Interest Rate Caps
2020	15	$346,542
2019	13	$310,028

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$7,298	$47,077	$3,824

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	41	—	—	—
Total		$41	$7,298	$47,077	$3,824

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2020	2019		OCI into income	2020	2019		in income	2020	2019
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate products	$(49,931)	$(3,785)	(1)	Interest expense	$609	$1,880	(2)	Interest expense	$—	$—

(1)	Represents the effective portion of changes in fair value.
(2)	Represents the effective portion of changes in fair reclassified out of OCI.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2020	2019
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate products	Interest expense	$41	$(26)

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

Financial Instruments Not Carried at Fair Value

At March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the year ended December 31, 2019, the Company noted there was no impairment, but incurred a casualty loss that resulted in a net write down of approximately $7.8 million on Cutter’s Point (see Note 5). For the three months ended March 31, 2020 and 2019, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2020, the Company issued 137,608 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 560,000 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of March 31, 2020, the Company had 25,717,549 and 24,852,868 shares of common stock, par value $0.01 per share, issued and outstanding, respectively.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023.  The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the three months ended March 31, 2020, the Company repurchased 1,090,480 shares of its common stock. Since the inception of the Share Repurchase Program through March 31, 2020, the Company had repurchased 1,827,938 shares of its common stock, par value $0.01 per share, at a total cost of approximately $47,693,000, or $26.09 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the three months ended March 31, 2020, the Company retired 225,799 shares of its common stock held in treasury. As of March 31, 2020, the Company had 864,681 shares of common stock held in treasury.

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

Restricted Stock Units.

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2020:

	2020
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	447,039		$29.13
Granted	168,183		50.54
Vested	(178,143)	(1)	23.05
Forfeited	—		—
Outstanding March 31,	437,079	(2)	$38.39

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 137,608 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

(2)	139,842 restricted stock units vest in February 2021, 131,546 vest in February 2022, 66,860 vest in February 2023, 66,860 vest in February 2024 and 31,971 vest in February 2025.

As of March 31, 2020, the Company had issued 559,157 shares of common stock under the 2016 LTIP. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $1.3 million and $1.2 million, respectively, of equity-based compensation expense related to grants of restricted stock units.  As of March 31, 2020, the Company had recognized a liability of approximately $0.6 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust”, and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the three months ended March 31, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and has therefore expired. The following table contains summary information of the 2019 ATM Program:

Gross proceeds	$28,000,000
Common shares issued	560,000
Gross average sale price per share	$50.00

Sales commissions	$420,000
Offering costs	406,143
Net proceeds	27,173,857
Average price per share, net	$48.52

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc Capital Markets Inc. (“KeyBanc”) and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the three months ended March 31, 2020, no shares were issued under the 2020 ATM Program.

9. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which excludes any unvested restricted stock units issued pursuant to the 2016 LTIP. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income (loss) attributable to redeemable noncontrolling interests in the OP in the accompanying consolidated statements of operations and comprehensive loss. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Numerator for earnings (loss) per share:
Net income (loss)	$28,039	$(4,373)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	84	(13)
Net income (loss) attributable to common stockholders	$27,955	$(4,360)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding	25,388	23,550
Denominator for basic earnings (loss) per share	25,388	23,550
Weighted average unvested restricted stock units	463	494
Denominator for diluted earnings per share	25,851	24,044

Earnings (loss) per weighted average common share:
Basic	$1.10	$(0.19)
Diluted	$1.08	$(0.19)

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

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2020 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2019	$3,295
Net income attributable to redeemable noncontrolling interests in the OP	84
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(152)
Contributions from redeemable noncontrolling interests in the OP	84
Distributions to redeemable noncontrolling interests in the OP	(159)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(820)
Redeemable noncontrolling interests in the OP, March 31, 2020	$2,332

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2020 and 2019 (in thousands):

		For the Three Months Ended March 31,
		2020	2019
Fees incurred
Property management fees	(1)	$1,544	$1,240
Construction supervision fees	(2)	634	224
Design fees	(2)	296	—
Acquisition fees	(3)	—	308

Reimbursements
Payroll and benefits	(4)	4,358	4,311
Other reimbursements	(5)	977	633

(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
(5)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive loss.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2020 and 2019, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended March 31, 2020 and 2019, the Company incurred advisory and administrative fees of $1.9 million and $1.8 million, respectively. The amount paid for the three months ended March 31, 2020 and 2019 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets.

For the three months ended March 31, 2020 and 2019, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on 17 and 11 properties acquired subsequent to October 2016, respectively, which totaled approximately $3.9 million and $1.6 million, respectively, and are considered to be permanently waived.  The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the three months ended March 31, 2020 and 2019, the Company paid approximately $0.1 million and $0.0 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2020, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Self-Insurance Program

Effective March 1, 2019, the Company maintains a partial self-insurance program for property and casualty claims whereby it incurs the “first-loss” portion of a claim up to an aggregate loss amount.  Claims resulting in losses in excess of a $100,000 per occurrence property deductible will be paid by the Company up to an aggregate amount of $1.2 million (the “2019 Aggregate Amount”).  For the period from March 1, 2019 to February 29, 2020, the Company has incurred a claim related to Cutter’s Point (see Note 5) as part of the 2019 Aggregate Amount.  The claim related to Cutter’s Point required the Company to fund the full 2019 Aggregate Amount with $0.6 million being funded in December 2019 and the remaining $0.6 million funded during the three months ended March 31, 2020. For the period from March 1, 2019 to February 29, 2020, there were no other potential claims, besides the claim involving Cutter’s Point, that met the criteria as set forth under ASC 450-20. On March 1, 2020, the Company entered into a new policy resulting in a new aggregate amount of $2,365,000 (the “2020 Aggregate Amount”). Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2020 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. As of March 31, 2020, none of the 2020 Aggregate Amount has been used. The Company believes it has sufficient resources through cash reserves to fund any potential future claims toward the 2020 Aggregate Amount.

13. Subsequent Events

Dividends Declared

On May 4, 2020, the Company’s Board declared a quarterly dividend of $0.3125 per share, payable on June 30, 2020 to stockholders of record on June 15, 2020.

COVID-19

The Company continues to monitor the impact of the COVID-19 crisis.  As of April 28, 2020, 992 residents have been placed on payment plans for the month of April due to the COVID-19 crisis with a total amount of approximately $1.2 million.  The duration of the payment plans are determined on a case by case basis, in which time the tenant is expected to make rent payments in full.  As of May 6, 2020, 87 residents have been placed on payment plans for the month of May due to the COVID-19 crisis with a total amount of approximately $0.1 million.  For current payment plans, 69.0% are “in-month” plans, meaning the residents have agreed to pay the full rent within the same month, with the remainder collected in future months.  For the April in-month payment plans, we collected 51.7% of the expected rent. The Company has not granted any rent concessions to residents in response to the crisis as of April 30, 2020 for either April or May.

Share Repurchase Program

Pursuant to the Company’s Share Repurchase Program (see Note 8), 553,417 shares of the Company’s common stock have been repurchased subsequent to March 31, 2020, at an average price of $24.41 per share for a total cost of $13.5 million between April 1, 2020 and May 8, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020.

Overview

As of March 31, 2020, our Portfolio consisted of 37 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 14,104 units of apartment space that was approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $1,110. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of March 31, 2020, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust” and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “ 2019 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “ 2019 ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the three months ended March 31, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and has therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc Capital Markets Inc. (“KeyBanc”) and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the three months ended March 31, 2020, no shares were issued under the 2020 ATM Program.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2020 and 2019.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth a summary of our operating results for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change
Total revenues	$52,582	$41,491	$11,091
Total expenses	(51,030)	(37,776)	(13,254)
Operating income before gain on sales of real estate	1,552	3,715	(2,163)
Gain on sales of real estate	38,972	—	38,972
Operating income	40,524	3,715	36,809
Interest expense	(11,662)	(8,088)	(3,574)
Loss on extinguishment of debt and modification costs	(874)	—	(874)
Casualty gains	51	—	51
Net income (loss)	28,039	(4,373)	32,412
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	84	(13)	97
Net income (loss) attributable to common stockholders	$27,955	$(4,360)	$32,315

The change in our net income for the three months ended March 31, 2020 as compared to the net income for the three months ended March 31, 2019 primarily relates to an increase in gain on sales of real estate, increase in total revenues, and was partially offset by an increase in operating expenses and interest expense. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions (we acquired three properties in January 2019 and disposed of three properties in March 2020).

Revenues

Rental income. Rental income was $51.1 million for the three months ended March 31, 2020 compared to $40.5 million for the three months ended March 31, 2019, which was an increase of approximately $10.6 million. The increase between the periods was primarily due to a 10.2% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,110 as of March 31, 2020 from $1,007 as of March 31, 2019.  The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $1.5 million for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a $0.6 million increase in cable TV income.

Expenses

Property operating expenses. Property operating expenses were $11.7 million for the three months ended March 31, 2020 compared to $9.6 million for the three months ended March 31, 2019, which was an increase of approximately $2.1 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to a $0.8 million, or 18.9%, increase in payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.0 million for the three months ended March 31, 2020 compared to $5.8 million for the three months ended March 31, 2019, which was an increase of approximately $2.2 million. The increase between the periods was primarily due to a $1.8 million, or 36.0%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $1.6 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $1.9 million for the three months ended March 31, 2020 and $ 1.8 million for the three months ended March 31, 2019. The amount incurred during the three months ended March 31, 2020 and 2019 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.5 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended March 31, 2020, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the 17 properties we acquired subsequent to October 2016, which totaled approximately $3.9 million and are considered to be permanently waived. For the three months ended March 31, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the 11 properties we acquired subsequent to October 2016, which totaled approximately $1.6 million and are considered to be permanently waived for the period.  Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.7 million for the three months ended March 31, 2020 compared to $2.2 million for the three months ended March 31, 2019, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to approximately $1.3 million of equity-based compensation expense recognized during the three months ended March 31, 2020 related to the grants of restricted stock units to our directors, officers, employees and certain key employees of our Adviser pursuant to our long-term incentive plan (the “2016 LTIP”), compared to $1.2 million of equity-based compensation expense recognized during the three months ended March 31, 2019 (see Note 8 to our consolidated financial statements). Subject to the Expense Cap, corporate general and administrative expenses may increase in future periods as we acquire additional properties or if the Board issues additional equity grants under the 2016 LTIP.

Property general and administrative expenses. Property general and administrative expenses were $1.8 million for the three months ended March 31, 2020 compared to $1.7 million for the three months ended March 31, 2019, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Depreciation and amortization. Depreciation and amortization costs were $23.3 million for the three months ended March 31, 2020 compared to $15.4 million for the three months ended March 31, 2019, which was an increase of approximately $7.9 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $4.8 million related to five properties for the three months ended March 31, 2020 compared to $2.2 million related to six properties for the three months ended March 31, 2019, which was an increase of approximately $2.6 million. The increase between the periods was also due to an increase of $5.3 million in depreciation expense, primarily due to our acquisition activity in 2020 and 2019 and the timing of the transactions, as described above. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the year of acquisition for each property.

Other Income and Expense

Interest expense. Interest expense was $11.7 million for the three months ended March 31, 2020 compared to $8.1 million for the three months ended March 31, 2019, which was an increase of approximately $3.6 million. The increase between the periods was primarily due an increase in interest on debt of $2.1 million related to our acquisition activity in 2020 and 2019. The following table details the various costs included in interest expense for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change
Interest on debt	$11,576	$9,510	$2,066
Amortization of deferred financing costs	735	432	303
Interest rate swaps	(609)	(1,880)	1,271
Interest rate caps expense	(41)	26	(67)
Total	$11,662	$8,088	$3,574

Loss on extinguishment of debt and modification costs.  There was $0.9 million loss on extinguishment of debt and modification costs for the three months ended March 31, 2020. There was no loss on extinguishment of debt and modification costs for the three months ended March 31, 2019. The increase between the periods was primarily due to increases in prepayment penalties and defeasance costs of approximately $0.4 million and an increase in write-off of deferred financing costs of approximately $0.5 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change
Prepayment penalties and defeasance costs	$416	$—	$416
Write-off of deferred financing costs	455	—	455
Write-off of fair market value adjustment of assumed debt	—	—	—
Debt modification and other extinguishment costs	3	—	3
Total	$874	$—	$874

Gain on sales of real estate. Gain on sale of real estate was $39.0 million during the three months ended March 31, 2020 compared to no gain for the three months ended March 31, 2019, which was an increase of approximately $39.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

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

Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2020 and 2019

There are 25 properties encompassing 9,521 units of apartment space in our same store pool for the three months ended March 31, 2020 and 2019 (our “Same Store” properties). Our Same Store properties exclude the following twelve properties in our Portfolio as of March 31, 2020: Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana Apartments, Bloom, Bella Solara and Cutter’s Point.

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2020 and 2019 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues
Same Store
Rental income	$31,213	$29,489	$1,724	5.8%
Other income	587	712	(125)	-17.6%
Same Store revenues	31,800	30,201	1,599	5.3%
Non-Same Store
Rental income	19,902	10,962	8,940	81.6%
Other income	880	328	552	168.3%
Non-Same Store revenues	20,782	11,290	9,492	84.1%
Total revenues	52,582	41,491	11,091	26.7%

Operating expenses
Same Store
Property operating expenses (1)	7,093	6,799	294	4.3%
Real estate taxes and insurance	5,040	4,669	371	7.9%
Property management fees (2)	953	903	50	5.5%
Property general and administrative expenses (3)	867	924	(57)	-6.2%
Same Store operating expenses	13,953	13,295	658	4.9%
Non-Same Store
Property operating expenses (4)	4,568	2,805	1,763	62.9%
Real estate taxes and insurance	2,983	1,089	1,894	173.9%
Property management fees (2)	597	337	260	77.2%
Property general and administrative expenses (5)	496	378	118	31.2%
Non-Same Store operating expenses	8,644	4,609	4,035	87.5%
Total operating expenses	22,597	17,904	4,693	26.2%

NOI
Same Store	17,847	16,906	941	5.6%
Non-Same Store	12,138	6,681	5,457	81.7%
Total NOI	$29,985	$23,587	$6,398	27.1%

(1)	For the three months ended March 31, 2020 and 2019, excludes approximately $50,000 and $27,000, respectively, of casualty-related expenses.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.

(3)

For the three months ended March 31, 2020 and 2019, excludes approximately $191,000 and $229,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended March 31, 2020 and 2019, excludes approximately $10,000 and $8,000, respectively, of casualty-related expenses.
(5)

For the three months ended March 31, 2020 and 2019, excludes approximately $278,000 and $127,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three Months Ended March 31, 2020 and 2019.”

Same Store Results of Operations for the Three Months Ended March 31, 2020 and 2019

As of March 31, 2020, our Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,035. As of March 31, 2019, our Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,006. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

Revenues

Rental income. Rental income was $31.2 million for the three months ended March 31, 2020 compared to $29.5 million for the three months ended March 31, 2019, which was an increase of approximately $1.7 million, or 5.8%. The majority of the increase is related to a 2.9% increase in the weighted average monthly effective rent per occupied apartment unit to $1,035 as of March 31, 2020 from $1,006 as of March 31, 2019, and a 0.9% increase in occupancy.

Other income. Other income was $0.6 million for the three months ended March 31, 2020 compared to $0.7 million for the three months ended March 31, 2019, which was a decrease of approximately $0.1 million, or 17.6%.

Expenses

Property operating expenses. Property operating expenses were $7.1 million for the three months ended March 31, 2020 compared to $6.8 million for the three months ended March 31, 2019, which was an increase of approximately $0.3 million, or 4.3%. The majority of the increase is related to a $0.2 million, or 9.4%, increase in repair and maintenance costs and an increase in payroll of $0.1 million, or 3.1%.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.0 million for the three months ended March 31, 2020 compared to $4.7 million for the three months ended March 31, 2019, which was an increase of approximately $0.3 million, or 7.9%. The majority of the increase is related to a $0.4 million, or 10.1%, increase in property taxes due to higher assessments of value by taxing authorities.

Property management fees. Property management fees were $1.0 million for the three months ended March 31, 2020 compared to $0.9 million for the three months ended March 31, 2019, which was an increase of approximately $0.1 million, or 5.5%. The majority of the increase is related to a $1.7 million, or 5.8%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses remained flat at $0.9 million for the three months ended March 31, 2020 compared to $0.9 million for the three months ended March 31, 2019.

NOI and Same Store NOI for the Three Months Ended March 31, 2020 and 2019

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three months ended March 31, 2020 and 2019 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2020	2019
Net income (loss)		$28,039	$(4,373)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,865	1,850
Corporate general and administrative expenses		2,701	2,233
Casualty-related expenses	(1)	60	35
Casualty gains		(51)	—
Property general and administrative expenses	(2)	469	356
Depreciation and amortization		23,338	15,398
Interest expense		11,662	8,088
Loss on extinguishment of debt and modification costs		874	—
Gain on sales of real estate		(38,972)	—
NOI		$29,985	$23,587
Less Non-Same Store
Revenues		(20,782)	(11,290)
Operating expenses		8,644	4,609
Same Store NOI		$17,847	$16,906

(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related recoveries.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2020	2019	% Change (1)
Net income (loss)		$28,039	$(4,373)	N/M
Depreciation and amortization		23,338	15,398	N/M
Gain on sales of real estate		(38,972)	—	0.0%
Adjustment for noncontrolling interests		(37)	(33)	12.1%
FFO attributable to common stockholders		12,368	10,992	12.5%

FFO per share - basic		$0.49	$0.47	4.4%
FFO per share - diluted		$0.48	$0.46	4.7%

Loss on extinguishment of debt and modification costs		874	—	0.0%
Casualty-related expenses		60	35	N/M
Casualty gains		(51)	—	0.0%
Amortization of deferred financing costs - acquisition term notes		349	—	0.0%
Adjustment for noncontrolling interests		(4)	—	0.0%
Core FFO attributable to common stockholders		13,596	11,027	23.3%

Core FFO per share - basic		$0.54	$0.47	14.4%
Core FFO per share - diluted		$0.53	$0.46	14.7%

Amortization of deferred financing costs - long term debt		386	432	-10.6%
Equity-based compensation expense		1,300	1,235	5.3%
Adjustment for noncontrolling interests		(5)	(5)	0.0%
AFFO attributable to common stockholders		15,277	12,689	20.4%

AFFO per share - basic		$0.60	$0.54	11.7%
AFFO per share - diluted		$0.59	$0.53	12.0%

Weighted average common shares outstanding - basic		25,388	23,550	7.8%
Weighted average common shares outstanding - diluted		25,851	24,044	7.5%

Dividends declared per common share		$0.3125	$0.275	14%

FFO Coverage - diluted	(2)	1.53x	1.66x	-7.91%
Core FFO Coverage - diluted	(2)	1.68x	1.67x	0.92%
AFFO Coverage - diluted	(2)	1.89x	1.92x	-1.46%

(1)	Represents the percentage change for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2020 as compared to the three months ended March 31, 2019

FFO was $12.4 million for the three months ended March 31, 2020 compared to $11.0 million for the three months ended March 31, 2019, which was an increase of approximately $1.4 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $11.1 million, partially offset by increases in total property operating expenses of $4.8 million, interest expense of $3.6 million, corporate general and administrative expenses of $0.5 million, and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $13.6 million for the three months ended March 31, 2020 compared to $11.0 million for the three months ended March 31, 2019, which was an increase of approximately $2.6 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in loss on extinguishment of debt and modification costs of $0.9 million, partially offset by an increase in casualty gains of approximately $0.1 million.

AFFO was $15.3 million for the three months ended March 31, 2020 compared to $12.7 million for the three months ended March 31, 2019, which was an increase of approximately $2.6 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.1 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of March 31, 2020, we had approximately $15.4 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional multifamily properties, renovations and other capital expenditures to improve our multifamily properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The Company continues to monitor the impact on COVID-19 and its impact on future rent collections, valuation of real estate investments, impact on cash flow and ability to refinance or repay debt. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the three months ended March 31, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and has therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the three months ended March 31, 2020, no shares were issued under the 2020 ATM Program.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2020.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$11,418	$3,723
Net cash provided by (used in) investing activities	72,289	(131,726)
Net cash (used in) provided by financing activities	(49,308)	123,157
Net increase (decrease) in cash, cash equivalents and restricted cash	34,399	(4,846)
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129
Cash, cash equivalents and restricted cash, end of period	$105,581	$38,283

Cash flows from operating activities. During the three months ended March 31, 2020, net cash provided by operating activities was $11.4 million compared to net cash provided by operating activities of $3.7 million for the three months ended March 31, 2019. The change in cash flows from operating activities was mainly due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Cash flows from investing activities. During the three months ended March 31, 2020, net cash provided by investing activities was $72.3 million compared to net cash used in investing activities of $131.7 million for the three months ended March 31, 2019. The change in cash flows from investing activities was mainly due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Cash flows from financing activities. During the three months ended March 31, 2020, net cash used in financing activities was $49.3 million compared to net cash provided by financing activities of $123.2 million for the three months ended March 31, 2019. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $166.1 million, an increase in common stock repurchases of approximately $31.0 million, and an increase in common stock dividends paid of approximately $2.3 million.  These were partially offset by an increase in proceeds from the issuance of common stock through the 2019 ATM Program of approximately $27.2 million (net of Sales Agents fees and other legal fees) between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of March 31, 2020, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.2 billion at a weighted average interest rate of 2.61% and an adjusted weighted average interest rate of 3.00%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.2 billion of our floating rate debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2020, interest rate swap agreements effectively covered 100% of our $1.1 billion of floating rate mortgage debt outstanding and 38.4% of our $225.0 million floating rate Credit Facility.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2020, interest rate cap agreements covered $346.5 million of our $1.1 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74%.

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

Corporate Credit Facility

On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension at the option of the Company, and the Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see Note 6 for additional information related to our deferred financing costs). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in aggregate commitments of $150 million as of September 30, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs.  As of March 31, 2020, there was $225 million in aggregate principal outstanding on the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of March 31, 2020, the Company believes it is compliant with all provisions.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 11 interest rate swap transactions with KeyBank and two with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion. As of March 31, 2020, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.3792%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3792%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	SunTrust	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2020, one-month LIBOR was 0.9929%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2020 for the next five calendar years subsequent to March 31, 2020. We used one-month LIBOR as of March 31, 2020 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2020	2021	2022	2023	2024	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,151,683	$559	$894	$1,492	$21,271	$424,663	$702,804
Interest expense	(1)	181,982	26,389	34,989	33,428	31,897	25,771	29,508
Total		$1,333,665	$26,948	$35,883	$34,920	$53,168	$450,434	$732,312

Credit Facility
Principal payments	(2)	$225,000	$—	$225,000	$—	$—	$—	$—
Interest expense		6,132	5,584	548	—	—	—	—
Total		$231,132	$5,584	$225,548	$—	$—	$—	$—

Total contractual obligations and commitments		$1,564,797	$32,532	$261,431	$34,920	$53,168	$450,434	$732,312

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of March 31, 2020, we had entered into 13 interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of March 31, 2020 to determine our expected settlements through the terms of the interest rate swaps.

(2)

The Company has the option to extend the maturity date of the Corporate Credit Facility to January 28, 2022 given it is in compliance with each covenant. As of March 31, 2020, the Company believes it was in compliance with each of the covenants required for extending the maturity date of the revolver.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of March 31, 2020, we had approximately $15.4 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,600 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three months ended March 31, 2020 and 2019 (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2020	2019
Interior	(1)	$2,358	$2,488
Exterior and common area		5,619	1,785
Total rehab expenditures		$7,977	$4,273

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2020 and 2019, we completed full and partial interior rehabs on 412 and 245 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, we have decided to participate in Freddie Mac’s new Multifamily Green Advantage program (the “Green Program”). In the second quarter of 2017, we escrowed approximately $4.2 million to finance smarter, greener property improvements at 18 of our properties. In connection with the three acquisitions and seven refinancings we completed in 2018, we escrowed approximately $1.2 million related to the Green Program. Since the start of the Green Program, we have spent approximately $6.2 million on green improvements and completed 34 Green Programs. As of March 31, 2020, the Company has completed its Green Program improvements on all but one property. We will complete the green improvements on this property during 2020. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2020 and 2019.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2020. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2020 of $0.3125 per share on February 17, 2020, which was paid on March 31, 2020 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2020 and 2019. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of March 31, 2020, we had total indebtedness of $1.4 billion at a weighted average interest rate of 3.05%, of which $1.3 billion was debt with a floating interest rate. As of March 31, 2020, interest rate swap agreements effectively covered 100% of our $1.1 billion of floating rate mortgage debt outstanding and 38.4% of our $225.0 million floating rate Credit Facility. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of March 31, 2020.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2020, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 13 interest rate swap transactions with the Counterparties with a combined notional amount of $1.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3792%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3792%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of March 31, 2020, of the amounts illustrated in the table below for our indebtedness as of March 31, 2020 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$350
0.50%	700
0.75%	1,050
1.00%	1,400

There is no assurance that we would realize such expense as such changes in interest rates could alter our liability positions or strategies in response to such changes.

We may also be exposed to credit risk in the derivative financial instruments we use. Credit risk is the failure of the Counterparties to perform under the terms of the derivative financial instruments. If the fair value of a derivative financial instrument is positive, the Counterparties will owe us, which creates credit risk for us. If the fair value of a derivative financial instrument is negative, we will owe the Counterparties and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with major financial institutions that have high credit ratings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 21, 2020:

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where we own properties and operate our business, have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We expect that additional states and cities will implement similar restrictions and cannot predict when such restrictions will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due. In addition, our property manager may be limited in its ability to properly maintain our properties.

The COVID-19 pandemic, and other future pandemics, could also materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance due to, among other factors:

•	reduced economic activity may cause certain of our tenants to be unable to meet their rent obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•	reduced economic activity could result in a prolonged recession, which could negatively impact our prospects for leasing additional apartment units and/or renewing leases with existing tenants;
•

difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis, or at all;

•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Corporate Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to request further increase to our Corporate Credit Facility and pay dividends, among other things;

•	weaker economic conditions due to the COVID-19 pandemic could require us to recognize future impairment losses;
•	a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties; and
•

the potential negative impact on the health of the employees of our Adviser and our property manager, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the three months ended March 31, 2020, the Company repurchased 1,090,480 shares of its common stock. Since the inception of the Share Repurchase Program through March 31, 2020, the Company had repurchased 1,827,938 shares of its common stock, par value $0.01 per share, at a total cost of approximately $47.7 million, or $26.09 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	737,458	$22.64	737,458	$83.3
January 1 – January 31	—	—	—	83.3
February 1 – February 29	—	—	—	83.3
March 1 – March 31	1,090,480	28.43	1,090,480	52.3
Balance as of March 31, 2020	1,827,938	$26.09	1,827,938	$52.3

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1

Revolving Credit Agreement by and among NexPoint Residential Trust Operating Partnership, L.P., as Borrower, the Lenders from time to time party thereto, and SunTrust Bank, a Georgia banking corporation, as Administrative Agent, dated as of January 28, 2019, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, field with the SEC on February 21, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	May 8, 2020
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	May 8, 2020
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)