Form 10-Q
period 2020-06-30
NexPoint Residential Trust, Inc.
filed 2020-08-05
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 24,298,651 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2020

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with the current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value-enhancement multifamily properties rather than more conservative investment strategies;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association;
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•

high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the Americans with Disabilities Act of 1990 and the Fair Housing Act;

•	risks associated with limited warranties we may obtain when purchasing properties;
•	exposure to decreases in market rents due to our short-term leases;

ii

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
•

any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2020 or under Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020, or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$317,886	$317,886
Buildings and improvements	1,480,386	1,472,319
Intangible lease assets	—	12,414
Construction in progress	13,867	4,375
Furniture, fixtures, and equipment	88,843	81,038
Total Gross Operating Real Estate Investments	1,900,982	1,888,032
Accumulated depreciation and amortization	(184,741)	(152,552)
Total Net Operating Real Estate Investments	1,716,241	1,735,480
Real estate held for sale, net of accumulated depreciation of $0 and $7,859, respectively	—	46,330
Total Net Real Estate Investments	1,716,241	1,781,810
Cash and cash equivalents	53,171	25,671
Restricted cash	31,848	45,511
Accounts receivable	4,953	6,285
Prepaid and other assets	10,740	2,336
Fair market value of interest rate swaps	—	4,376
TOTAL ASSETS	$1,816,953	$1,865,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,145,646	$1,145,371
Mortgages payable held for sale, net	—	41,176
Credit facility, net	224,195	216,501
Accounts payable and other accrued liabilities	15,111	11,971
Accrued real estate taxes payable	13,248	12,206
Accrued interest payable	2,228	3,691
Security deposit liability	2,802	2,977
Prepaid rents	1,585	1,658
Fair market value of interest rate swaps	55,134	902
Total Liabilities	1,459,949	1,436,453

Redeemable noncontrolling interests in the Operating Partnership	2,589	3,295

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 24,298,651 and 25,245,740 shares issued and outstanding, respectively	242	251
Additional paid-in capital	343,257	359,748
Accumulated earnings less dividends	66,860	63,776
Accumulated other comprehensive income (loss)	(55,944)	2,466
Total Stockholders' Equity	354,415	426,241
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,816,953	$1,865,989

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$49,253	$41,966	$100,367	$82,416
Other income	1,428	1,100	2,895	2,141
Total revenues	50,681	43,066	103,262	84,557
Expenses
Property operating expenses	11,964	10,161	23,685	19,800
Real estate taxes and insurance	7,777	5,564	15,799	11,322
Property management fees (1)	1,465	1,291	3,015	2,531
Advisory and administrative fees (2)	1,936	1,872	3,801	3,722
Corporate general and administrative expenses	2,932	2,741	5,633	4,974
Property general and administrative expenses	1,533	1,768	3,365	3,426
Depreciation and amortization	21,418	13,066	44,756	28,464
Total expenses	49,025	36,463	100,054	74,239
Operating income before gain on sales of real estate	1,656	6,603	3,208	10,318
Gain on sales of real estate	19	—	38,991	—
Operating income	1,675	6,603	42,199	10,318
Interest expense	(10,993)	(8,590)	(22,655)	(16,678)
Loss on extinguishment of debt and modification costs	—	—	(874)	—
Casualty loss	(1,079)	—	(1,028)	—
Miscellaneous income	1,079	—	1,079	—
Net income (loss)	(9,318)	(1,987)	18,721	(6,360)

Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(28)	(6)	56	(19)
Net income (loss) attributable to common stockholders	$(9,290)	$(1,981)	$18,665	$(6,341)
Other comprehensive loss
Unrealized losses on interest rate derivatives	(8,046)	(10,946)	(58,586)	(16,611)
Total comprehensive loss	(17,364)	(12,933)	(39,865)	(22,971)
Comprehensive loss attributable to redeemable noncontrolling interests in the Operating Partnership	(52)	(39)	(120)	(69)
Comprehensive loss attributable to common stockholders	$(17,312)	$(12,894)	$(39,745)	$(22,902)

Weighted average common shares outstanding - basic	24,307	23,736	24,847	23,643
Weighted average common shares outstanding - diluted	24,307	24,233	25,330	24,139

Earnings (loss) per share - basic	$(0.38)	$(0.08)	$0.75	$(0.27)
Earnings (loss) per share - diluted	$(0.38)	$(0.08)	$0.74	$(0.27)

(1)

Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (see Note 10).

(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, March 31, 2020	—	$—	25,717,549	$256	$378,943	$84,345	$(47,922)	$(23,451)	$392,171
Net loss attributable to common stockholders	—	—	—	—	—	(9,290)	—	—	(9,290)
Repurchases of common stock			—	—	—	—	—	(13,531)	(13,531)
Retirement of common stock held in treasury	—	—	(1,418,898)	(14)	(36,968)	—	—	36,982	—
Vesting of stock-based compensation	—	—	—	—	1,337	—	—	—	1,337
Issuance of common shares through at-the-market offering	—	—	—	—	(55)	—	—	—	(55)
Common stock dividends declared ($0.3125 per share)	—	—	—	—	—	(7,834)	—	—	(7,834)
Other comprehensive loss	—	—	—	—	—	—	(8,022)	—	(8,022)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(361)	—	—	(361)
Balances, June 30, 2020	—	$—	24,298,651	$242	$343,257	$66,860	$(55,944)	$—	$354,415

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2019	—	$—	25,245,740	$251	$359,748	$63,776	$2,466	$—	$426,241
Net income attributable to common stockholders	—	—	—	—	—	18,665	—	—	18,665
Repurchases of common stock	—	—	—	—	—	—	—	(44,530)	(44,530)
Retirement of common stock held in treasury	—	—	(1,644,697)	(16)	(44,514)	—	—	44,530	—
Vesting of stock-based compensation	—	—	137,608	1	904	—	—	—	905
Issuance of common shares through at-the-market offering	—	—	560,000	6	27,119	—	—	—	27,125
Common stock dividends declared ($0.625 per share)	—	—	—	—	—	(16,040)	—	—	(16,040)
Other comprehensive loss	—	—	—	—	—	—	(58,410)	—	(58,410)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	459	—	—	459
Balances, June 30, 2020	—	$—	24,298,651	$242	$343,257	$66,860	$(55,944)	—	$354,415

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Three Months ended June 30, 2019	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Total
Balances, March 31, 2019	—	$—	23,643,277	$235	$286,580	$(17,891)	$11,399	$280,323
Net loss attributable to common stockholders	—	—	—	—	—	(1,981)	—	(1,981)
Vesting of stock-based compensation	—	—	—	—	1,419	—	—	1,419
Issuance of common shares through at-the-market offering	—	—	252,165	3	9,449	—	—	9,452
Common stock dividends declared ($0.275 per share)	—	—	—	—	—	(6,702)	—	(6,702)
Other comprehensive loss	—	—	—	—	—	—	(10,913)	(10,913)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(250)	—	(250)
Balances, June 30, 2019	—	$—	23,895,442	$238	$297,448	$(26,824)	$486	$271,348

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Six Months ended June 30, 2019	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income	Total
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$296,028
Net loss attributable to common stockholders	—	—	—	—	—	(6,341)	—	(6,341)
Vesting of stock-based compensation	—	—	143,642	1	2,488	—	—	2,489
Issuance of common shares through at-the-market offering	—	—	252,165	3	9,449	—	—	9,452
Common stock dividends declared ($0.550 per share)	—	—	—	—	—	(13,343)	—	(13,343)
Other comprehensive loss	—	—	—	—	—	—	(16,561)	(16,561)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(376)	—	(376)
Balances, June 30, 2019	—	$—	23,895,442	$238	$297,448	$(26,824)	$486	$271,348

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$18,721	$(6,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(38,991)	—
Depreciation and amortization	44,756	28,464
Amortization/write-off of deferred financing costs	1,923	902
Change in fair value on derivative instruments included in interest expense	1,970	(3,734)
Net cash received (paid) on derivative settlements	(573)	3,720
Interest payable on derivative instruments	(1,097)	—
Amortization/write-off of fair market value adjustment of assumed debt	(102)	(47)
Vesting of stock-based compensation	2,637	2,654
Insurance proceeds received for business interruption	1,079	—
Casualty loss	597	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(3,868)	(585)
Operating liabilities	(1,121)	(1,394)
Net cash provided by operating activities	25,931	23,620

Cash flows from investing activities
Net proceeds from sales of real estate	85,418	—
Prepaid acquisition costs	(5,031)	(1,000)
Insurance proceeds paid for casualty losses	(549)	—
Insurance proceeds received for casualty losses	1,970	—
Additions to real estate investments	(23,187)	(17,529)
Acquisitions of real estate investments	—	(133,792)
Net cash provided by (used in) investing activities	58,621	(152,321)

Cash flows from financing activities
Mortgage proceeds received	—	78,987
Mortgage payments	(42,028)	(465)
Credit facilities proceeds received	35,000	52,500
Credit facilities payments	(28,000)	—
Deferred financing costs paid	—	(1,861)
Interest rate cap fees paid	—	(20)
Prepayment penalties on extinguished debt	(416)	—
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	27,125	9,452
Payments for taxes related to net share settlement of stock-based compensation	(1,732)	(165)
Repurchase of common stock	(44,530)	—
Dividends paid to common stockholders	(16,134)	(13,288)
Net cash (used in) provided by financing activities	(70,715)	125,140

Net increase (decrease) in cash, cash equivalents and restricted cash	13,837	(3,561)
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129
Cash, cash equivalents and restricted cash, end of period	$85,019	$39,568

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$20,812	$19,323
Prepayment penalties	416	—
Supplemental Disclosure of Noncash Activities

Capitalized construction costs included in accounts payable and other accrued liabilities	6,435	1,513
Change in fair value on derivative instruments designated as hedges	(58,586)	(16,611)
Other assets acquired from acquisitions	—	109
Liabilities assumed from acquisitions	—	647
Assumed debt on acquisitions	—	10,109
Increase (decrease) in dividends payable upon vesting of restricted stock units	(94)	55
Write-off of fully amortized in-place leases	12,414	—
Write-off of deferred financing costs	455	—

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2020, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2020.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and December 31, 2019 and results of operations for the three and six months ended June 30, 2020 and 2019 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 21, 2020.

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

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2019, and elected the transition option that the ASU provides which permits entities to not recast the comparative periods presented when transitioning to the standard. The Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income on the consolidated statements of operations and comprehensive loss. The table below outlines the components of rental income and its other components which were previously classified as other income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Income Type	2020	2019	2020	2019
Rental income	$44,041	$37,711	$89,509	$74,033
Utility reimbursements (1)	3,014	2,539	6,058	5,080
Late fees (1)	(24)	351	460	730
Pet fees (1)	241	207	478	387
Other fees (1)	1,981	1,158	3,862	2,186
Total rental income	$49,253	$41,966	$100,367	$82,416

(1)	Previously classified as other income prior to December 31, 2019.

The table below quantifies the effects on rental and other income for the six months ended June 30, 2020 and 2019 from the adoption ASC 842:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Prior to adoption of ASC 842
Rental income	$44,041	$37,711	$89,509	$74,033
Other income	6,640	5,355	13,753	10,524
Total revenue	$50,681	$43,066	$103,262	$84,557

Post adoption of ASC 842
Rental income	$49,253	$41,966	$100,367	$82,416
Other income	1,428	1,100	2,895	2,141
Total revenue	$50,681	$43,066	$103,262	$84,557

Differences resulting in ASC 842 adoption
Rental income difference	$5,212	$4,255	$10,858	$8,383
Other income difference	(5,212)	(4,255)	(10,858)	(8,383)
Total revenue difference	$—	$—	$—	$—

Certain revenue streams such as service provider income and damage recoveries did not qualify for the practical expedient and therefore remained in other income and were subjected to ASU 2014-09.

In April 2020, the Financial Accounting Standards Board issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842, Leases. The Q&A states that some lease contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. Therefore, entities would need to perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions. The FASB determined it would be acceptable for entities to not perform a lease-by-lease analysis regarding rent concessions resulting from COVID-19, and to instead make a policy election regarding rent concessions, which would give entities the option to account or not to account for these rent concessions as lease modifications if the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. Entities making the election to account for these rent concessions as lease modifications would recognize the effects of rent abatements and rent deferrals on a prospective straight-line basis over the remainder of the modified contract. We have made the election to not perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to payment plans. By electing the FASB relief, we have also made an accounting policy election to not account for rent deferrals provided to lessees due to the COVID-19 pandemic as lease modifications. Lessees are required to pay the full outstanding balance of the rent deferred over the period of the payment plan.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of June 30, 2020, the Company has not recorded any impairment on its real estate assets. We continue to monitor the impact of COVID-19 on our real estate assets (see “–Coronavirus (“COVID-19”)” for additional information, below).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2020, there are no properties held for sale.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the six months ended June 30, 2020 and 2019.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2020, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2020. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive loss.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15) which amends the classification of cash payments for debt prepayment or debt extinguishment costs.  Amendments to Topic 230 made by ASU 2016-15 require that any debt prepayment or debt extinguishment costs be classified as cash flows from financing activities. Debt extinguishment costs include third-party costs, premiums paid and other fees paid to creditors that are directly related to the debt prepayment or extinguishment. The Company adopted the provisions of ASU 2016-15 as of January 1, 2019 on a retrospective basis and it did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first half of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The President’s task force recommended all citizens practice “social distancing” and other protocols to limit interaction between individuals for a period of 15 days, which was later expanded for 30 days and ultimately expired on April 30, 2020.  Also, many cities and states canceled school or went to online classes, colleges were ordered closed and went to online learning protocols, non-essential businesses such as restaurants or bars closed voluntarily or were ordered closed by local governments, other businesses closed their offices with employees working from home, many businesses canceled non-essential travel, families canceled vacations and airlines reduced traffic. While many of these restrictions and forced closures were initially lifted in varying degrees beginning in May, the recent spike in COVID-19 cases in the United States has caused many cities and states to reinstitute such restrictions and closures. In addition, the federal U.S. government has imposed restrictions on the entry of certain travelers into the United States and the U.S./Mexican and U.S./Canadian borders remain temporarily closed for all non-essential travel to limit the spread of the virus across countries.

Collectively, these actions, while for the benefit of public health, have had a significant impact on the American economy.  The U.S. stock market initially experienced historic declines over an extraordinarily short period of time.  Certain industries such as airlines, lodging, entertainment, gaming, cruise ships, plus industries closely associated with these industries have seen, and continue to see, unprecedented declines in business.

Additionally, as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a moratorium on evictions and the charging of late fees was placed on the Company through July 25, 2020, whereby the Company is not allowed to evict tenants for failure to pay rent and may not charge late fees for rent not paid by the due date.  Some local governments have also implemented moratoriums on evictions and late fees that may be more stringent than the restrictions legislated in the CARES Act.

As of June 30, 2020, 1,541 residents were on payment plans due to the COVID-19 crisis for a total of approximately $1.7 million in rent.  The durations of the payment plans are determined on a case by case basis, in which time the tenant is expected to make rent payments in full.  The Company has not granted any rent concessions to residents in response to the crisis as of June 30, 2020. The Company continues to monitor the impact on this pandemic and its effect on future rent collections, valuation of real estate investments, liquidity and the ability to refinance or repay debt.

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

As of June 30, 2020, the Company, through the OP and the wholly owned TRS, owned 37 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of June 30, 2020 and December 31, 2019:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	June 30, 2020	December 31, 2019
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Eagle Crest		Irving, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%	100%
Willow Grove	(1)	Nashville, Tennessee	2014	—	100%
Woodbridge	(1)	Nashville, Tennessee	2014	—	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	—	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	(2)	Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Cedar Pointe	(3)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista	(4)	Phoenix, Arizona	2019	100%	100%
The Enclave	(4)	Tempe, Arizona	2019	100%	100%
The Heritage	(4)	Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve	(5)	Nashville, Tennessee	2019	100%	100%
Residences at West Place	(5)	Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments	(6)	Las Vegas, Nevada	2019	100%	100%
Bloom	(6)	Las Vegas, Nevada	2019	100%	100%
Bella Solara	(6)	Las Vegas, Nevada	2019	100%	100%

(1)	Properties were disposed in 2020.
(2)	Formerly known as The Colonnade.
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

(6)

The EAT that directly owned Torreyana, Bloom and Bella Solara was consolidated as a VIE at December 31, 2019. The master lease agreement with the EAT that directly owned these properties terminated on March 31, 2020, at which time legal title transferred to the Company. Upon the transfer of the title, the EAT that directly owned these properties was no longer considered a VIE.

4. Real Estate Investments Statistics

As of June 30, 2020, the Company was invested in a total of 37 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit *(1) as of		% Occupied *(2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Arbors on Forest Ridge		155	210	1/31/2014	$895	$894	95.7%	95.7%
Cutter's Point	(3)	198	0	1/31/2014	—	—	0.0%	0.0%
Eagle Crest		396	447	1/31/2014	977	969	96.0%	96.6%
Silverbrook		526	642	1/31/2014	892	870	98.9%	95.5%
Beechwood Terrace		272	300	7/21/2014	935	937	96.0%	91.3%
The Summit at Sabal Park		205	252	8/20/2014	1,024	1,010	95.2%	97.2%
Courtney Cove		225	324	8/20/2014	935	927	97.2%	94.8%
Radbourne Lake		247	225	9/30/2014	1,130	1,118	96.4%	90.7%
Timber Creek		248	352	9/30/2014	918	916	97.7%	94.9%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,285	1,270	92.3%	93.8%
Cornerstone		318	430	1/15/2015	1,049	1,053	95.3%	95.6%
The Preserve at Terrell Mill		692	752	2/6/2015	968	969	95.9%	94.9%
Versailles		301	388	2/26/2015	908	923	93.0%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,200	1,155	97.7%	94.6%
Madera Point		193	256	8/5/2015	965	924	95.7%	96.1%
Venue at 8651		289	333	10/30/2015	930	924	93.1%	96.1%
Parc500		266	217	7/27/2016	1,319	1,304	97.7%	93.1%
The Venue on Camelback		256	415	10/11/2016	804	777	94.2%	94.2%
Old Farm		697	734	12/29/2016	1,163	1,162	95.5%	92.8%
Stone Creek at Old Farm		186	190	12/29/2016	1,182	1,194	94.2%	95.8%
Hollister Place		246	260	2/1/2017	1,027	995	92.3%	93.1%
Rockledge Apartments		802	708	6/30/2017	1,249	1,260	94.5%	95.3%
Atera Apartments		334	380	10/25/2017	1,243	1,256	95.5%	93.4%
Cedar Pointe		224	210	8/24/2018	1,058	1,066	96.2%	91.4%
Crestmont Reserve		199	242	9/26/2018	889	902	96.3%	94.2%
Brandywine I & II		414	632	9/26/2018	973	978	94.1%	93.7%
Bella Vista		243	248	1/28/2019	1,290	1,265	96.8%	97.2%
The Enclave		194	204	1/28/2019	1,309	1,295	97.5%	93.6%
The Heritage		199	204	1/28/2019	1,272	1,265	95.1%	96.6%
Summers Landing		139	196	6/7/2019	936	920	96.9%	91.8%
Residences at Glenview Reserve		344	360	7/17/2019	985	977	93.1%	94.4%
Residences at West Place		345	342	7/17/2019	1,209	1,211	93.9%	92.7%
Avant at Pembroke Pines		1,442	1520	8/30/2019	1,500	1,498	95.5%	93.7%
Arbors of Brentwood		325	346	9/10/2019	1,219	1,192	94.5%	96.2%
Torreyana Apartments		309	315	11/22/2019	1,160	1,171	95.2%	95.6%
Bloom		498	528	11/22/2019	1,070	1,105	95.6%	90.9%
Bella Solara		271	320	11/22/2019	1,099	1,136	92.2%	91.9%
		12,786	14,104

*	Information is unaudited
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2020 and December 31, 2019, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2020 and December 31, 2019, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2020 and December 31, 2019, divided by the total number of units, expressed as a percentage.
(3)	Cutter’s Point incurred significant tornado damage on October 20, 2019 which resulted in the property ceasing operations in order to start reconstruction (see Note 5).

5. Real Estate Investments

As of June 30, 2020, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,598	$—	$—	$1,604	$15,532
Cutter's Point	3,330	3,109	—	6,112	1,894	14,445
Eagle Crest	5,450	23,868	—	3	1,928	31,249
Silverbrook	4,860	27,159	—	15	4,861	36,895
Beechwood Terrace	1,390	22,210	—	32	2,651	26,283
The Summit at Sabal Park	5,770	13,652	—	6	1,727	21,155
Courtney Cove	5,880	13,450	—	8	2,076	21,414
Radbourne Lake	2,440	22,499	—	15	2,075	27,029
Timber Creek	11,260	14,084	—	8	3,219	28,571
Sabal Palm at Lake Buena Vista	7,580	42,380	—	4	2,244	52,208
Cornerstone	1,500	30,747	—	—	3,211	35,458
The Preserve at Terrell Mill	10,170	49,476	—	1,013	6,729	67,388
Versailles	6,720	21,718	—	—	3,785	32,223
Seasons 704 Apartments	7,480	14,374	—	—	1,608	23,462
Madera Point	4,920	17,751	—	106	2,154	24,931
Venue at 8651	2,350	17,447	—	—	3,420	23,217
Parc500	3,860	20,858	—	—	3,678	28,396
The Venue on Camelback	8,340	38,031	—	34	2,211	48,616
Old Farm	11,078	70,789	—	6	3,200	85,073
Stone Creek at Old Farm	3,493	19,460	—	—	758	23,711
Hollister Place	2,782	21,824	—	46	2,352	27,004
Rockledge Apartments	17,451	96,476	—	—	5,130	119,057
Atera Apartments	22,371	37,496	—	4	2,124	61,995
Cedar Pointe	2,371	24,255	—	—	1,462	28,088
Crestmont Reserve	4,124	20,924	—	1	1,338	26,387
Brandywine I & II	6,237	73,260	—	259	3,630	83,386
Bella Vista	10,942	36,737	—	—	1,788	49,467
The Enclave	11,046	30,268	—	—	1,495	42,809
The Heritage	6,835	34,733	—	—	1,535	43,103
Summers Landing	1,798	17,424	—	437	628	20,287
Residences at Glenview Reserve	3,367	40,564	—	747	1,061	45,739
Residences at West Place	3,345	51,582	—	12	940	55,879
Avant at Pembroke Pines	48,436	268,402	—	3,693	6,314	326,845
Arbors of Brentwood	6,346	55,523	—	61	942	62,872
Torreyana Apartments	23,824	42,959	—	350	859	67,992
Bloom	23,805	80,737	—	576	1,377	106,495
Bella Solara	12,605	52,562	—	319	835	66,321
	317,886	1,480,386	—	13,867	88,843	1,900,982
Accumulated depreciation and amortization	—	(133,342)	—	—	(51,399)	(184,741)
Total Operating Properties	$317,886	$1,347,044	$—	$13,867	$37,444	$1,716,241

As of December 31, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,585	$—	$—	$1,520	$15,435
Cutter's Point	3,330	2,563	—	2,648	1,878	10,419
Eagle Crest	5,450	23,830	—	—	1,832	31,112
Silverbrook	4,860	27,091	—	—	4,630	36,581
Beechwood Terrace	1,390	22,000	—	70	2,535	25,995
The Summit at Sabal Park	5,770	13,600	—	—	1,598	20,968
Courtney Cove	5,880	13,413	—	2	1,982	21,277
Radbourne Lake	2,440	22,465	—	—	1,997	26,902
Timber Creek	11,260	13,993	—	—	2,939	28,192
Sabal Palm at Lake Buena Vista	7,580	41,841	—	492	2,108	52,021
Cornerstone	1,500	30,653	—	—	2,977	35,130
The Preserve at Terrell Mill	10,170	49,216	—	8	6,183	65,577
Versailles	6,720	21,688	—	8	3,736	32,152
Seasons 704 Apartments	7,480	14,336	—	—	1,482	23,298
Madera Point	4,920	17,615	—	—	2,042	24,577
Venue at 8651	2,350	18,192	—	21	3,330	23,893
Parc500	3,860	20,821	—	193	3,202	28,076
The Venue on Camelback	8,340	37,992	—	—	2,086	48,418
Old Farm	11,078	70,670	—	40	2,950	84,738
Stone Creek at Old Farm	3,493	19,436	—	1	716	23,646
Hollister Place	2,782	21,788	—	—	2,159	26,729
Rockledge Apartments	17,451	96,108	—	134	4,759	118,452
Atera Apartments	22,371	37,442	—	8	2,044	61,865
Cedar Pointe	2,372	24,193	—	24	1,268	27,857
Crestmont Reserve	4,124	20,613	—	—	1,272	26,009
Brandywine I & II	6,237	73,004	—	58	3,148	82,447
Bella Vista	10,942	36,690	—	—	1,500	49,132
The Enclave	11,046	30,224	—	24	1,176	42,470
The Heritage	6,835	34,580	—	—	1,246	42,661
Summers Landing	1,798	16,958	—	35	528	19,319
Residences at Glenview Reserve	3,367	40,202	—	11	837	44,417
Residences at West Place	3,345	50,884	—	244	810	55,283
Avant at Pembroke Pines	48,436	266,103	6,989	217	5,376	327,121
Arbors of Brentwood	6,346	54,995	1,215	137	779	63,472
Torreyana Apartments	23,823	42,721	1,201	—	655	68,400
Bloom	23,805	80,365	1,851	—	1,095	107,116
Bella Solara	12,605	52,449	1,158	—	663	66,875
	317,886	1,472,319	12,414	4,375	81,038	1,888,032
Accumulated depreciation and amortization	—	(105,335)	(6,171)	—	(41,046)	(152,552)
Total Operating Properties	$317,886	$1,366,984	$6,243	$4,375	$39,992	$1,735,480

Held For Sale Properties
Southpoint Reserve at Stoney Creek	6,120	11,502	—	1	968	18,591
Woodbridge	3,650	13,296	—	—	1,934	18,880
Willow Grove	3,940	10,946	—	—	1,832	16,718
	13,710	35,744	—	1.0	4,734	54,189
Accumulated depreciation and amortization	—	(5,390)	—	—	(2,469)	(7,859)
Total Held For Sale Properties	$13,710	$30,354	$—	$1	$2,265	$46,330

Total	$331,596	$1,397,338	$6,243	$4,376	$42,257	$1,781,810

Depreciation expense was $20.0 million and $11.8 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $38.5 million and $24.9 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization expense related to the Company’s intangible lease assets was $1.4 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to the Company’s intangible lease assets was $6.2 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through June 30, 2020 is expected to be $0.0 million for the remainder of the year ended December 31, 2020. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2019 has been fully amortized and the assets and related accumulated amortization have been written off as of June 30, 2020.

Acquisitions

There were no acquisitions of real estate during the six months ended June 30, 2020. The Company acquired four properties for approximately $151.5 million during the six months ended June 30, 2019. In connection with the acquisitions made during the three months ended March 31, 2019, the Company paid earnest money deposits of $7.7 million prior to December 31, 2018. Management has determined that these deposits should have been presented as a decrease to the cash outflow associated with the acquisition of real estate investments in the accompanying consolidated statements of cash flow. The Company corrected the overstatement of operating activities and investing activities to $3.7M and ($131.7M), respectively, for the three months ended March 31, 2019. This correction did not change any amounts on the consolidated balance sheet or statement of operations and comprehensive loss. Management believes that the effect of these corrections is not material to the Company’s financial position, results of operations, or liquidity for any period presented.

Dispositions

The Company sold three properties during the six months ended June 30, 2020, as detailed in the table below (dollars in thousands). There were no sales of real estate during the six months ended June 30, 2019.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	March 20, 2020	$23,500	$23,176	$5,469
Willow Grove	Nashville, Tennessee	March 26, 2020	31,300	31,005	17,513
Woodbridge	Nashville, Tennessee	March 26, 2020	31,700	31,237	15,990
			$86,500	$85,418	$38,972

(1)	Represents sales price, net of closing costs.

Cutter’s Point Casualty Losses

On October 20, 2019, as a result of a tornado, the Cutter’s Point property suffered significant property damage. The damage incurred rendered the property inoperable; therefore, the Company has ceased operations at the property as it is under reconstruction. In relation to this event, the Company wrote down the carrying value of Cutter’s Point by approximately $7.8 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $3.5 million in casualty losses on the consolidated statements of operations and comprehensive income during the year ended December 31, 2019. Also, the Company filed a business interruption insurance claim and recognized approximately $0.6 million for the lost rent, which is included in miscellaneous income on the consolidated statements of operations and comprehensive income for the year ended December 31, 2019. For the three and six months ended June 30, 2020, the Company recognized approximately $1.1 million for lost rents, which is included in miscellaneous income on the consolidated statements of operations and comprehensive loss. Lost rental income is insured and the Company expects any operating losses resulting from the damage to be immaterial while the property undergoes reconstruction. Starting November 1, 2019, the Company began capitalizing insurance expense, real estate taxes, interest expense and debt issuance costs to construction in progress and stopped depreciation due to Cutter’s Point being under reconstruction. As of June 30, 2020, approximately $0.6 million of these costs have been capitalized. As of June 30, 2020, Cutter’s Point was excluded from the portfolio’s total unit count and all same store pools due to the property temporarily ceasing operations while it under goes reconstruction which is estimated to be completed in 2021.

Venue 8651 Casualty Losses

On June 10, 2020, as a result of a fire, the Venue 8651 property suffered property damage. In relation to this event, the Company wrote down the carrying value of Venue 8651 by approximately $0.6 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $0.6 million in net casualty losses which is included in property operating expense on the consolidated statements of operations and comprehensive loss during the six months ended June 30, 2020.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2020 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		1.84%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		1.84%	7/1/2024
Eagle Crest	(3)	Floating	84	29,510		1.84%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		1.84%	7/1/2024
Beechwood Terrace	(3)	Floating	84	23,365		1.60%	9/1/2025
The Summit at Sabal Park	(3)	Floating	84	13,560		1.78%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		1.78%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		1.78%	7/1/2024
Versailles	(3)	Floating	84	23,880		1.78%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		1.78%	7/1/2024
Madera Point	(3)	Floating	84	15,150		1.78%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		1.94%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		1.84%	7/1/2024
Old Farm	(3)	Floating	84	52,886		1.84%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		1.84%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		1.42%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		1.45%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		1.46%	9/1/2025
Cornerstone	(4)	Fixed	120	21,538		4.24%	3/1/2023
Parc500	(5)	Fixed	120	15,088		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		1.50%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		1.73%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		1.64%	11/1/2024
Cedar Pointe	(6)	Floating	84	17,300		1.51%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		1.34%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		1.34%	10/1/2025
Bella Vista	(6)	Floating	84	29,040		1.48%	2/1/2026
The Enclave	(6)	Floating	84	25,322		1.48%	2/1/2026
The Heritage	(6)	Floating	84	24,625		1.48%	2/1/2026
Summers Landing	(7)	Floating	84	10,109		1.34%	10/1/2025
Residences at Glenview Reserve	(8)	Floating	84	26,560		1.60%	10/1/2025
Residences at West Place	(8)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,100		1.59%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		1.59%	10/1/2026
Torreyana Apartments	(6)	Floating	84	37,400		1.86%	12/1/2026
Bloom	(6)	Floating	84	58,850		1.86%	12/1/2026
Bella Solara	(6)	Floating	84	36,575		1.86%	12/1/2026
				$1,151,500
Fair market value adjustment				1,362	(9)
Deferred financing costs, net of accumulated amortization of $3,238				(7,216)
				$1,145,646

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of June 30, 2020 was 0.1623%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of June 30, 2020, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

During the six months ended June 30, 2020, the Company sold three properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands); there were no sales of real estate during the six months ended June 30, 2019.

Property Name	Date of Sale	Type	Outstanding Principal (1)
Southpoint Reserve at Stoney Creek	March 20, 2020	Floating	$13,101
Willow Grove	March 26, 2020	Floating	14,818
Woodbridge	March 26, 2020	Floating	13,677
			$41,596

(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 1.83% as of June 30, 2020 and 3.34% as of December 31, 2019. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 160 basis points to 0.1623% as of June 30, 2020 from 1.7625% as of December 31, 2019. As of June 30, 2020, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.06%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3792% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2020, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of June 30, 2020, the Company had completed its Green Program improvements on all but two properties. We will complete the green improvements on these properties during 2020. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, the Company is not implementing this on acquisitions going forward.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of June 30, 2020 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	24	$225,000	2.42%	1/28/2021
Deferred financing costs, net of accumulated amortization of $1,247			(805)
			$224,195

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of June 30, 2020 was 0.1623%.

Corporate Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, that can be extended 12-months at the option of the Company for a minimal fee provided that the Company is not in default. The Company meets the conditions and expects to meet them going forward. The Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”). The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs. As of June 30, 2020, there was $225 million in aggregate principal outstanding on the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of June 30, 2020, the Company believes it is in compliance with all provisions.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended June 30, 2020 and 2019, the Company wrote-off deferred financing costs of approximately $0.0 million and $0.0 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2020 and 2019, the Company wrote-off deferred financing costs of approximately $0.5 million and $0.0 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2020 and 2019, amortization of deferred financing costs of approximately $0.7 million and $0.5 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income loss. For the six months ended June 30, 2020 and 2019, amortization of deferred financing costs of approximately $1.4 million and $0.9 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss.

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2020 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2020	$376	—	$376
2021	897	225,000	225,897
2022	1,514	—	1,514
2023	21,298	—	21,298
2024	424,686	—	424,686
Thereafter	702,729	—	702,729
Total	$1,151,500	$225,000	$1,376,500

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2020 and December 31, 2019 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the six months ended June 30, 2020 and 2019, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $346.5 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.74% as of June 30, 2020.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into eleven interest rate swap transactions with KeyBank National Association (“KeyBank”) and two with SunTrust Bank with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3792%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of June 30, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	SunTrust	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2020, one-month LIBOR was 0.1623%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of June 30, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Future Swaps
Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2021	September 1, 2026	KeyBank	$200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$492,500	1.0678%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2020, one-month LIBOR was 0.1623%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of June 30, 2020 and 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of June 30,	Number of Instruments	Notional Amount
2020	15	$346,542
2019	14	$320,137

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$7,298	$55,134	$3,824

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	28	—	—	—
Total		$28	$7,298	$55,134	$3,824

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2020	2019		OCI into income	2020	2019		in income	2020	2019
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate products	$(10,652)	$(9,064)	(1)	Interest expense	$(2,606)	$1,882	(1)	Interest expense	$—	$—
For the six months ended June 30,
Interest rate products	$(60,583)	$(12,849)	(1)	Interest expense	$(1,997)	$3,762	(1)	Interest expense	$—	$—	(2)

(1)	Represents the effective portion of changes in fair value.
(2)	Represents the effective portion of changes in fair reclassified out of OCI.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2020	2019
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate products	Interest expense	(13)	(1)
For the six months ended June 30,
Interest rate products	Interest expense	$28	$(27)

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

Financial Instruments Not Carried at Fair Value

At June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the year ended December 31, 2019, the Company noted there was no impairment, but incurred a casualty loss that resulted in a net write down of approximately $7.8 million on Cutter’s Point (see Note 5). For the six months ended June 30, 2020, the Company did not record any impairment charges related to real estate assets, but incurred a casualty loss that resulted in a net write down of approximately $0.6 million on Venue 8651 (see Note 5).

8. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2020, the Company issued 137,608 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 560,000 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of June 30, 2020, the Company had 24,298,651 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023.  The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the six months ended June 30, 2020, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through June 30, 2020, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61,224,000, or $25.70 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the three and six months ended June 30, 2020, the Company retired 1,418,898 and 1,644,697 shares of its common stock held in treasury, respectively. As of June 30, 2020, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2020:

	2020
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	447,039		$29.13
Granted	285,035		50.54
Vested	(178,143)	(1)	29.20
Forfeited	—		—
Outstanding June 30,	553,931		$36.83

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 137,608 shares being issued as shown on the consolidated statements of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to June 30, 2020:

	Shares Vesting
	February	May	Total
2021	139,842	27,984	167,826
2022	131,546	22,221	153,767
2023	66,860	22,217	89,077
2024	66,860	22,215	89,075
2025	31,971	22,215	54,186
Total	437,079	116,852	553,931

As of June 30, 2020, the Company had issued 559,159 shares of common stock under the 2016 LTIP. For the three months ended June 30, 2020 and 2019, the Company recognized approximately $1.3 million and $1.4 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the six months ended June 30, 2020 and 2019, the Company recognized approximately $2.6 million and $2.7 million, respectively, of equity-based compensation expense related to grants of restricted stock units.  As of June 30, 2020, the Company had recognized a liability of approximately $0.7 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust”, and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the six months ended June 30, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired. The following table contains summary information of the 2019 ATM Program:

Gross proceeds	$28,000,000
Common shares issued	560,000
Gross average sale price per share	$50.00

Sales commissions	$420,000
Offering costs	406,143
Net proceeds	27,173,857
Average price per share, net	$48.52

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc Capital Markets Inc. (“KeyBanc”) and SunTrust, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the three and six months ended June 30, 2020, no shares were issued under the 2020 ATM Program.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Numerator for earnings (loss) per share:
Net income (loss)		$(9,318)	$(1,987)	$18,721	$(6,360)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		(28)	(6)	56	(19)
Net income (loss) attributable to common stockholders		$(9,290)	$(1,981)	$18,665	$(6,341)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		24,307	23,736	24,847	23,643
Denominator for basic earnings (loss) per share		24,307	23,736	24,847	23,643
Weighted average unvested restricted stock units		503	497	483	496
Denominator for diluted earnings per share	(1)	24,307	23,736	25,330	23,643

Earnings (loss) per weighted average common share:
Basic		$(0.38)	$(0.08)	$0.75	$(0.27)
Diluted		$(0.38)	$(0.08)	$0.74	$(0.27)

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2020 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2019	$3,295
Net income attributable to redeemable noncontrolling interests in the OP	56
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(176)
Contributions from redeemable noncontrolling interests in the OP	84
Distributions to redeemable noncontrolling interests in the OP	(211)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(459)
Redeemable noncontrolling interests in the OP, June 30, 2020	$2,589

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2020 and 2019 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Fees incurred
Property management fees	(1)	$1,459	$1,285	$3,003	$2,525
Construction supervision fees	(2)	413	340	1,047	564
Design fees	(2)	217	60	513	60
Acquisition fees	(3)	—	—	—	308

Reimbursements
Payroll and benefits	(4)	4,298	4,000	8,656	8,311
Other reimbursements	(5)	708	928	1,685	1,561

(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2020 and 2019, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended June 30, 2020 and 2019, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. The amount paid for the three months ended June 30, 2020 and 2019 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.7 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets. For the six months ended June 30, 2020 and 2019, the Company incurred advisory and administrative fees of $3.8 million and $3.7 million, respectively. The amount paid for the six months ended June 30, 2020 and 2019 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $1.2 million and $1.0 million, respectively, of advisory and administrative fees incurred on New Assets.

For the three months and six months ended June 30, 2020, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties acquired subsequent to October 2016, excluding Hollister Place, Stone Creek at Old Farm and The Heritage, which totaled approximately $3.8 million and $7.7 million, respectively, and are considered to be permanently waived. For the three and six months ended June 30, 2019, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, which totaled approximately $1.8 million and $3.3 million, respectively, and are considered to be permanently waived.  The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the six months ended June 30, 2020 and 2019, the Company paid approximately $0.1 million and $0.0 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2020, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. During the three months ended June 30, 2020, the Company became aware of an environmental liability at Cutter’s Point involving asbestos. The Company expects to start efforts to resolve this issue during the third quarter of 2020 for a total cost of approximately $0.5 million. There can be no assurance that other material environmental liabilities do not exist.

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

On March 1, 2020, the Company entered into a new policy resulting in a new aggregate amount of $2,365,000 (the “2020 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.5 million being allocated to the Company. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2020 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2020 to June 30, 2020, the Company has incurred a claim related to Venue 8651 (see Note 5) for $1.5 million as part of the 2020 Aggregate Amount. As of June 30, 2020, all of the $1.5 million of the 2020 Aggregate Amount allocated to the Company has been used.

13. Subsequent Events

Dividends Declared

On July 27, 2020, the Company’s Board declared a quarterly dividend of $0.3125 per share, payable on September 30, 2020 to stockholders of record on September 15, 2020.

COVID-19

The Company continues to monitor the impact of the COVID-19 crisis. For the month of July 2020, 207 residents were placed on payment plans due to the COVID-19 crisis for a total amount of approximately $0.3 million. For the month of May 2020, 289 residents were placed on payment plans due to the COVID-19 crisis for a total amount of approximately $0.3 million.  For the month of June 2020, 293 residents were placed on payment plans due to the COVID-19 crisis for a total amount of approximately $0.3 million. As of June 30, 2020, $0.01 million, $0.02 million and $0.07 million is owed on payment plans from April, May and June, respectively. The duration of the payment plans are determined on a case by case basis. The Company has not granted any rent concessions to residents in response to the crisis.

Disposition

On July 28, 2020 the Company, through the OP, entered into a purchase and sale agreement with a large real estate investment firm (the “Buyer”) for the sale of the following property. Closing of the disposition is subject to Buyer due diligence and customary closing conditions.  The sale of the property is expected to close on or before September 30, 2020.

Property Name	Location	Sales Price	Debt Outstanding (1)	Real Estate Carrying Value, net (1)
Eagle Crest	Irving, Texas	$55,500	$29,510	$24,585

(1)	As of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020, under Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

As of June 30, 2020, our Portfolio consisted of 37 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 14,104 units of apartment space that was approximately 95.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,109. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of June 30, 2020, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“SunTrust” and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “2019 ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the six months ended June 30, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, SunTrust and KeyBanc Capital Markets Inc. (“KeyBanc”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the three and six months ended June 30, 2020, no shares were issued under the 2020 ATM Program.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2020 and 2019.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement (the “Expense Cap”). The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.  Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain advisory and administrative fees otherwise due.  If advisory and administrative fees are waived in a period, the waived fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future.

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

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

The three months ended June 30, 2020 as compared to the three months ended June 30, 2019

The following table sets forth a summary of our operating results for the three months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,
	2020	2019	$ Change
Total revenues	$50,681	$43,066	$7,615
Total expenses	(49,025)	(36,463)	(12,562)
Operating income before gain on sales of real estate	1,656	6,603	(4,947)
Gain on sales of real estate	19	—	19
Operating income	1,675	6,603	(4,928)
Interest expense	(10,993)	(8,590)	(2,403)
Casualty loss	(1,079)	—	(1,079)
Miscellaneous income	1,079	—	1,079
Net loss	(9,318)	(1,987)	(7,331)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(28)	(6)	(22)
Net loss attributable to common stockholders	$(9,290)	$(1,981)	$(7,309)

The change in our net loss for the three months ended June 30, 2020 as compared to our net loss for the three months ended June 30, 2019 primarily relates to an increase in total expenses and an increase in interest expense partially offset by an increase in total revenues. The change in our net loss between the periods was also due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions (we acquired three properties in January 2019, one property in June 2019, and disposed of three properties in March 2020).

Revenues

Rental income. Rental income was $49.3 million for the three months ended June 30, 2020 compared to $42.0 million for the three months ended June 30, 2019, which was an increase of approximately $7.3 million. The increase between the periods was primarily due to a 9.2% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,109 as of June 30, 2020 from $1,016 as of June 30, 2019. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents.

Other income. Other income was $1.4 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to an increase in cable tv income of $0.6, partially offset by a $0.2 decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $12.0 million for the three months ended June 30, 2020 compared to $10.2 million for the three months ended June 30, 2019, which was an increase of approximately $1.8 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.8 million for the three months ended June 30, 2020 compared to $5.6 million for the three months ended June 30, 2019, which was an increase of approximately $2.2 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to a $1.7 million, or 34.0%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.5 million for the three months ended June 30, 2020 compared to $1.3 million for the three months ended June 30, 2019, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $1.9 million for the three months ended June 30, 2020 compared to $1.9 million for the three months ended June 30, 2019. The amount incurred during the three months ended June 30, 2020 and 2019 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.7 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended June 30, 2020, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties acquired subsequent to October 2016, excluding Hollister Place, Stone Creek at Old Farm and The Heritage, which totaled approximately $3.8 million and are considered to be permanently waived for the period. For the three months ended June 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, which totaled approximately $1.7 million and are considered to be permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.9 million for the three months ended June 30, 2020 compared to $2.7 million for the three months ended June 30, 2019, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase of $0.1 million in salary expense.

Property general and administrative expenses. Property general and administrative expenses were $1.5 million for the three months ended June 30, 2020 compared to $1.8 million for the three months ended June 30, 2019, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a $0.1 million decrease in legal and eviction fees.

Depreciation and amortization. Depreciation and amortization costs were $21.4 million for the three months ended June 30, 2020 compared to $13.1 million for the three months ended June 30, 2019, which was an increase of approximately $8.3 million.  The increase between the periods was primarily due to an increase in depreciation expense of approximately $8.3 million, which was primarily due to our acquisition activity in 2020 and 2019 and the timing of the transactions, as described above. The increase between periods was also due to the amortization of intangible lease assets of $1.4 million related to three properties for the three months ended June 30, 2020 compared to $1.3 million related to one property for the three months ended June 30, 2019, which was an increase of approximately $0.1 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $11.0 million for the three months ended June 30, 2020 compared to $8.6 million for the three months ended June 30, 2019, which was an increase of approximately $2.4 million. The increase between the periods was primarily due to increase in interest rate swap expense of approximately $4.5 million, partially offset by a decrease in interest on debt of approximately $2.3 million. The following table details the various costs included in interest expense for the three months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,
	2020	2019	$ Change
Interest on debt	$7,673	$10,000	$(2,327)
Amortization of deferred financing costs	702	470	232
Interest rate swap expense	2,605	(1,882)	4,487
Interest rate caps expense	13	2	11
Total	$10,993	$8,590	$2,403

The six months ended June 30, 2020 as compared to the six months ended June 30, 2019

The following table sets forth a summary of our operating results for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019	$ Change
Total revenues	$103,262	$84,557	$18,705
Total expenses	(100,054)	(74,239)	(25,815)
Operating income before gain on sales of real estate	3,208	10,318	(7,110)
Gain on sales of real estate	38,991	—	38,991
Operating income	42,199	10,318	31,881
Interest expense	(22,655)	(16,678)	(5,977)
Casualty loss	(1,028)	—	(1,028)
Miscellaneous income	1,079	—	1,079
Loss on extinguishment of debt and modification costs	(874)	—	(874)
Net income (loss)	18,721	(6,360)	25,081
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	56	(19)	75
Net income (loss) attributable to common stockholders	$18,665	$(6,341)	$25,006

The change in our net income for the six months ended June 30, 2020 as compared to the net loss for the six months ended June 30, 2019 primarily relates to an increase in gain on sales of real estate and in total revenues, and was partially offset by an increase in operating expenses and interest expense. The change in our net income (loss) between the periods was also due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Revenues

Rental income. Rental income was $100.4 million for the six months ended June 30, 2020 compared to $82.4 million for the six months ended June 30, 2019, which was an increase of approximately $18.0 million. The increase between the periods was primarily due to a 9.2% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,109 as of June 30, 2020 from $1,016 as of June 30, 2019. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $2.9 million for the six months ended June 30, 2020 compared to $2.1 million for the six months ended June 30, 2019, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to a $1.2 million increase in cable TV income, partially offset by a $0.3 million decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $23.7 million for the six months ended June 30, 2020 compared to $19.8 million for the six months ended June 30, 2019, which was an increase of approximately $3.9 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to a $0.9 million, or 10.3%, increase in payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $15.8 million for the six months ended June 30, 2020 compared to $11.3 million for the six months ended June 30, 2019, which was an increase of approximately $4.5 million. The increase between the periods was primarily due to a $3.5 million, or 35.0%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $3.0 million for the six months ended June 30, 2020 compared to $2.5 million for the six months ended June 30, 2019, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $3.8 million for the six months ended June 30, 2020 and $3.7 million for the six months ended June 30, 2019. The amount incurred during the six months ended June 30, 2020 and 2019 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.2 million and $1.0 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the six months ended June 30, 2020, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, excluding Hollister Place, Stone Creek at Old Farm and The Heritage, which totaled approximately $7.7 million and are considered to be permanently waived. For the six months ended June 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, which totaled approximately $3.3 million and are considered to be permanently waived for the period.  Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $5.6 million for the six months ended June 30, 2020 compared to $5.0 million for the six months ended June 30, 2019, which was an increase of approximately $0.6 million. The increase was primarily due to an increase in audit fees of $0.1 million and tax fees of $0.1 million.

Property general and administrative expenses. Property general and administrative expenses remained flat at $3.4 million for the six months ended June 30, 2020 compared to $3.4 million for the six months ended June 30, 2019.

Depreciation and amortization. Depreciation and amortization costs were $44.8 million for the six months ended June 30, 2020 compared to $28.5 million for the six months ended June 30, 2019, which was an increase of approximately $16.3 million. The increase between the periods was primarily due to an increase of $13.6 million in depreciation expense, which was primarily due to our acquisition activity in 2020 and 2019 and the timing of the transactions, as described above. The increase between the periods was also due to the amortization of intangible lease assets of $6.2 million related to five properties for the six months ended June 30, 2020 compared to $3.5 million related to seven properties for the six months ended June 30, 2019, which was an increase of approximately $2.7 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the year of acquisition for each property.

Other Income and Expense

Interest expense. Interest expense was $22.7 million for the six months ended June 30, 2020 compared to $16.7 million for the six months ended June 30, 2019, which was an increase of approximately $6.0 million. The increase between the periods was primarily due an increase in interest rate swap expense of $5.8 million. The following table details the various costs included in interest expense for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019	$ Change
Interest on debt	$19,247	$19,510	$(263)
Amortization of deferred financing costs	1,438	902	536
Interest rate swap expense	1,998	(3,762)	5,760
Interest rate caps expense	(28)	28	(56)
Total	$22,655	$16,678	$5,977

Loss on extinguishment of debt and modification costs.  There was $0.9 million loss on extinguishment of debt and modification costs for the six months ended June 30, 2020. There was no loss on extinguishment of debt and modification costs for the six months ended June 30, 2019. The increase between the periods was primarily due to increases in prepayment penalties and defeasance costs of approximately $0.4 million and an increase in write-off of deferred financing costs of approximately $0.5 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019	$ Change
Prepayment penalties and defeasance costs	$416	$—	$416
Write-off of deferred financing costs	455	—	455
Debt modification and other extinguishment costs	3	—	3
Total	$874	$—	$874

Gain on sales of real estate. Gain on sale of real estate was $39.0 million during the six months ended June 30, 2020 compared to no gain for the six months ended June 30, 2019, which was an increase of approximately $39.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) advisory and administrative fees, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, (7) casualty-related expenses/(recoveries) and gains or losses, (8) miscellaneous income derived from recognition of lost rents covered by insurance, (9) pandemic expenses and (10) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries and gains and losses are excluded because they do not reflect continuing operating costs of the property owner. Miscellaneous income is eliminated as the income is derived from recognition of lost rents covered by insurance. Corporate level general and administrative expenses are eliminated because they do not reflect the operating activity performed at the properties. Entity level general and administrative expenses incurred at the properties and pandemic expenses are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, loss on extinguishment of debt and modification costs, acquisition costs, certain fees to affiliates such as advisory and administrative fees, depreciation and amortization expense and gains or losses from the sale of properties, pandemic expenses, and other gains and losses as determined under GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

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

Net Operating Income for Our Q2 Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2020 and 2019

There are 28 properties encompassing 10,177 units of apartment space in our same store pool for the three months ended June 30, 2020 and 2019 (our “Q2 Same Store” properties). Our Q2 Same Store properties exclude the following nine properties in our Portfolio as of June 30, 2020: Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana Apartments, Bloom, Bella Solara, and Cutter’s Point.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2020 and 2019 for our Q2 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Same Store
Rental income	$34,044	$32,426	$1,618	5.0%
Other income	601	871	(270)	-31.0%
Same Store revenues	34,645	33,297	1,348	4.0%
Non-Same Store
Rental income	15,209	9,540	5,669	59.4%
Other income	827	229	598	261.1%
Non-Same Store revenues	16,036	9,769	6,267	64.2%
Total revenues	50,681	43,066	7,615	17.7%

Operating expenses
Same Store
Property operating expenses (1)	7,428	7,635	(207)	-2.7%
Real estate taxes and insurance	5,150	4,518	632	14.0%
Property management fees (2)	1,022	995	27	2.7%
Property general and administrative expenses (3)	879	1,081	(202)	-18.7%
Same Store operating expenses	14,479	14,229	250	1.8%
Non-Same Store
Property operating expenses (4)	3,539	2,569	970	37.8%
Real estate taxes and insurance	2,627	1,046	1,581	151.1%
Property management fees (2)	443	296	147	49.7%
Property general and administrative expenses (5)	376	348	28	8.0%
Non-Same Store operating expenses	6,985	4,259	2,726	64.0%
Total operating expenses	21,464	18,488	2,976	16.1%

NOI
Same Store	20,166	19,068	1,098	5.8%
Non-Same Store	9,051	5,510	3,541	64.3%
Total NOI	$29,217	$24,578	$4,639	18.9%

(1)	For the three months ended June 30, 2020 and 2019, excludes approximately $615,000 and $52,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended June 30, 2020 and 2019, excludes approximately $198,000 and $242,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended June 30, 2020 and 2019, excludes approximately $1,612,000 and $9,000, respectively, of casualty-related expenses.
(5)

For the three months ended June 30, 2020 and 2019, excludes approximately $80,000 and $97,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2020 and 2019.”

Q2 Same Store Results of Operations for the Three Months Ended June 30, 2020 and 2019

As of June 30, 2020, our Q2 Same Store properties were approximately 95.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,052. As of June 30, 2019, our Q2 Same Store properties were approximately 94.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,030. For our Q2 Same Store properties, we recorded the following operating results for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

Revenues

Rental income. Rental income was $34.0 million for the three months ended June 30, 2020 compared to $32.4 million for the three months ended June 30, 2019, which was an increase of approximately $1.6 million, or 5.0%. The majority of the increase is related to a 2.1% increase in the weighted average monthly effective rent per occupied apartment unit to $1,052 as of June 30, 2020 from $1,030 as of June 30, 2019, and a 1.2% increase in occupancy.

Other income. Other income was $0.6 million for the three months ended June 30, 2020 compared to 0.9 million for the three months ended June 30, 2019, which was a decrease of approximately 0.3 million, or 31.0%. The majority of the decrease is related to a $0.2 million, or 45.2%, decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $7.4 million for the three months ended June 30, 2020 compared to $7.6 million for the three months ended June 30, 2019, which was a decrease by $0.2 million, or 2.7%. The majority of the decrease is related to a $0.2 million, or 7.8%, decrease in repair and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.2 million for the three months ended June 30, 2020 compared to $4.5 million for the three months ended June 30, 2019, which was an increase of approximately $0.7 million, or 14.0%. The increase is related to a $0.5 million, or 12.9%, increase in property taxes and a $0.1 million, or 22.1%, increase in insurance costs.

Property management fees. Property management fees remained flat at $1.0 million for the three months ended June 30, 2020 compared to $1.0 million for the three months ended June 30, 2019.

Property general and administrative expenses. Property general and administrative expenses were at $0.9 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019, which was a decrease of $0.2 million, or 18.7%. The majority of the decrease is related to a reduction in office operations and marketing.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2020 and 2019

There are 25 properties encompassing 9,521 units of apartment space in our same store pool for the six months ended June 30, 2020 and 2019 (our “Same Store” properties). Our Same Store properties exclude the following twelve properties in our Portfolio as of June 30, 2020: Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana Apartments, Bloom, Bella Solara and Cutter’s Point.

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2020 and 2019 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Same Store
Rental income	$62,583	$59,363	$3,220	5.4%
Other income	1,156	1,541	(385)	-25.0%
Same Store revenues	63,739	60,904	2,835	4.7%
Non-Same Store
Rental income	37,784	23,053	14,731	63.9%
Other income	1,739	600	1,139	189.8%
Non-Same Store revenues	39,523	23,653	15,870	67.1%
Total revenues	103,262	84,557	18,705	22.1%

Operating expenses
Same Store
Property operating expenses (1)	14,078	13,949	129	0.9%
Real estate taxes and insurance	10,068	9,013	1,055	11.7%
Property management fees (2)	1,894	1,821	73	4.0%
Property general and administrative expenses (3)	1,673	1,923	(250)	-13.0%
Same Store operating expenses	27,713	26,706	1,007	3.8%
Non-Same Store
Property operating expenses (4)	8,550	5,858	2,692	46.0%
Real estate taxes and insurance	5,731	2,309	3,422	148.2%
Property management fees (2)	1,121	710	411	57.9%
Property general and administrative expenses (5)	945	807	138	17.1%
Non-Same Store operating expenses	16,347	9,684	6,663	68.8%
Total operating expenses	44,060	36,390	7,670	21.1%

NOI
Same Store	36,026	34,198	1,828	5.3%
Non-Same Store	23,176	13,969	9,207	65.9%
Total NOI	$59,202	$48,167	$11,035	22.9%

(1)	For the six months ended June 30, 2020 and 2019, excludes approximately $579,000 and $25,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the six months ended June 30, 2020 and 2019, excludes approximately $387,000 and $465,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the six months ended June 30, 2020 and 2019, excludes approximately $136,000 and $18,000, respectively, of casualty-related expenses.
(5)

For the six months ended June 30, 2020 and 2019, excludes approximately $360,000 and $231,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2020 and 2019.”

Same Store Results of Operations for the Six Months Ended June 30, 2020 and 2019

As of June 30, 2020, our Same Store properties were approximately 95.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,035. As of June 30, 2019, our Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,016. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

Revenues

Rental income. Rental income was $62.6 million for the six months ended June 30, 2020 compared to $59.4 million for the six months ended June 30, 2019, which was an increase of approximately $3.2 million, or 5.4%. The majority of the increase is related to a 1.9% increase in the weighted average monthly effective rent per occupied apartment unit to $1,035 as of June 30, 2020 from $1,016 as of June 30, 2019, and a 1.0% increase in occupancy.

Other income. Other income was $1.2 million for the six months ended June 30, 2020 compared to $1.5 million for the six months ended June 30, 2019, which was a decrease of approximately $0.3 million, or 25.0%. The majority of the decrease is related to a $0.3 million decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $14.1 million for the six months ended June 30, 2020 compared to $13.9 million for the six months ended June 30, 2019, which was an increase of approximately $0.2 million, or 0.9%. The majority of the increase is related to a $0.1 million, or 1.2%, increase in payroll.

Real estate taxes and insurance. Real estate taxes and insurance costs were $10.1 million for the six months ended June 30, 2020 compared to $9.0 million for the six months ended June 30, 2019, which was an increase of approximately $1.1 million, or 11.7%. The majority of the increase is related to a $1.0 million, or 12.4%, increase in property taxes due to higher assessments of value by taxing authorities.

Property management fees. Property management fees were $1.9 million for the six months ended June 30, 2020 compared to $1.8 million for the six months ended June 30, 2019, which was an increase of approximately $0.1 million, or 4.0%. The majority of the increase is related to a $3.2 million, or 5.4%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $1.7 million for the six months ended June 30, 2020 compared to $1.9 million for the six months ended June 30, 2019, which was a decrease of approximately $0.2 million. The majority of the decrease is related to a $0.1 million, or $9.6%, decrease in office operation expenses and a $0.1 decrease, or 19.1%, decrease in marketing expenses.

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2020 and 2019

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and six months ended June 30, 2020 and 2019 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2020	2019	2020	2019
Net income (loss)		$18,721	$(6,360)	$(9,318)	$(1,987)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		3,801	3,722	1,936	1,872
Corporate general and administrative expenses		5,633	4,974	2,932	2,741
Casualty-related expenses/(recoveries)	(1)	773	(7)	723	(43)
Casualty losses		1,028	—	1,079	—
Miscellaneous income		(1,079)	—	(1,079)	—
Pandemic expense	(2)	284	—	274	—
Property general and administrative expenses	(3)	747	696	278	339
Depreciation and amortization		44,756	28,464	21,418	13,066
Interest expense		22,655	16,678	10,993	8,590
Loss on extinguishment of debt and modification costs		874	—	—	—
Gain on sales of real estate		(38,991)	—	(19)	—
NOI		$59,202	$48,167	$29,217	$24,578
Less Non-Same Store
Revenues		(39,523)	(23,653)	(16,036)	(9,769)
Operating expenses		16,347	9,684	6,985	4,259
Same Store NOI		$36,026	$34,198	$20,166	$19,068

(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related recoveries.
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.

(3)

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to noncontrolling interests and we show the combined amounts attributable to such noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders.

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as acquisition expenses, losses on extinguishment of debt and modification costs (including prepayment penalties and defeasance costs incurred on the early repayment of debt, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment), casualty-related expenses and recoveries and gains or losses, pandemic expenses, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019	% Change (1)
Net income (loss)		$(9,318)	$(1,987)	$18,721	$(6,360)	N/M
Depreciation and amortization		21,418	13,066	44,756	28,464	N/M
Gain on sales of real estate		(19)	—	(38,991)	—	0.0%
Adjustment for noncontrolling interests		(36)	(33)	(73)	(66)	10.6%
FFO attributable to common stockholders		12,045	11,046	24,413	22,038	10.8%

FFO per share - basic		$0.50	$0.47	$0.98	$0.93	5.4%
FFO per share - diluted		$0.50	$0.46	$0.96	$0.91	5.6%

Loss on extinguishment of debt and modification costs		—	—	874	—	0.0%
Casualty-related expenses/(recoveries)		723	(43)	773	(7)	N/M
Casualty losses		1,079	—	1,028	—	0.0%
Pandemic expense	(2)	274	—	284	—	0.0%
Amortization of deferred financing costs - acquisition term notes		345	—	694	—	0.0%
Adjustment for noncontrolling interests		(7)	—	(11)	—	0.0%
Core FFO attributable to common stockholders		14,459	11,003	28,055	22,031	27.3%

Core FFO per share - basic		$0.59	$0.46	$1.13	$0.93	21.2%
Core FFO per share - diluted		$0.59	$0.45	$1.11	$0.91	21.4%

Amortization of deferred financing costs - long term debt		357	470	744	902	-17.5%
Equity-based compensation expense		1,335	1,419	2,635	2,654	-0.7%
Adjustment for noncontrolling interests		(5)	(5)	(10)	(11)	-9.1%
AFFO attributable to common stockholders		16,146	12,887	31,424	25,576	22.9%

AFFO per share - basic		$0.66	$0.54	$1.26	$1.08	16.9%
AFFO per share - diluted		$0.66	$0.53	$1.24	$1.06	17.1%

Weighted average common shares outstanding - basic		24,307	23,736	24,847	23,643	5.1%
Weighted average common shares outstanding - diluted		24,307	24,233	25,330	24,139	4.9%

Dividends declared per common share		$0.3125	$0.275	$0.625	$0.550	13.6%

FFO Coverage - diluted	(3)	1.59x	1.66x	1.54x	1.66x	-7.10%
Core FFO Coverage - diluted	(3)	1.90x	1.65x	1.77x	1.66x	6.79%
AFFO Coverage - diluted	(3)	2.13x	1.93x	1.98x	1.93x	3.04%

(1)	Represents the percentage change for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended June 30, 2020 as compared to the three months ended June 30, 2019

FFO was $12.0 million for the three months ended June 30, 2020 compared to $11.0 million for the three months ended June 30, 2019, which was an increase of approximately $1.0 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $7.6 million.  This was partially offset by an increase in property operating expenses of $4.0 million, an increase in advisory and administrative fees of $0.2 million, an increase in interest expense of $2.4 million, an increase in corporate general and administrative expenses of $0.2 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $14.5 million for the three months ended June 30, 2020 compared to $11.0 million for the three months ended June 30, 2019, which was an increase of approximately $3.5 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, and increases in casualty losses of $1.1 million, casualty-related losses of $0.8 million, and pandemic expense of $0.3 million.

AFFO was $16.1 million for the three months ended June 30, 2020 compared to $12.9 million for the three months ended June 30, 2019, which was an increase of approximately $3.2 million. The change in our AFFO between the periods primarily relates to increases in Core FFO, partially offset by a decrease in amortization of deferred financing costs for long term debt of $0.1 million and a decrease in equity-based compensation expense of $0.1 million.

The six months ended June 30, 2020 as compared to the six months ended June 30, 2019

FFO was $24.4 million for the six months ended June 30, 2020 compared to $22.0 million for the six months ended June 30, 2019, which was an increase of approximately $2.4 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $18.7 million, partially offset by increases in total property operating expenses of $8.8 million, interest expense of $6.0 million, corporate general and administrative expenses of $0.7 million, and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $28.1 million for the six months ended June 30, 2020 compared to $22.0 million for the six months ended June 30, 2019, which was an increase of approximately $6.1 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, an increase in loss on extinguishment of debt and modification costs of $0.9 million, an increase in casualty losses of approximately $1.0 million, an increase in casualty-related expenses of $0.8 million, and an increase in amortization of deferred financing costs for acquisition term notes of $0.7 million, and an increase in pandemic expense of $0.3 million.

AFFO was $31.4 million for the six months ended June 30, 2020 compared to $25.6 million for the six months ended June 30, 2019, which was an increase of approximately $5.8 million. The change in our AFFO between the periods primarily relates to increases in Core FFO, partially offset by a decrease in amortization of deferred financing costs for long term debt of $0.2 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of June 30, 2020, we had approximately $10.8 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James and SunTrust, pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the six months ended June 30, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, SunTrust and KeyBanc, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the three months ended June 30, 2020, no shares were issued under the 2020 ATM Program.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2020.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$25,931	$23,620
Net cash provided by (used in) investing activities	58,621	(152,321)
Net cash provided by (used in) financing activities	(70,715)	125,140
Net increase (decrease) in cash, cash equivalents and restricted cash	13,837	(3,561)
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129
Cash, cash equivalents and restricted cash, end of period	$85,019	$39,568

Cash flows from operating activities. During the six months ended June 30, 2020, net cash provided by operating activities was $25.9 million compared to net cash provided by operating activities of $23.6 million for the six months ended June 30, 2019. The change in cash flows from operating activities was mainly due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Cash flows from investing activities. During the six months ended June 30, 2020, net cash provided by investing activities was $58.6 million compared to net cash used in investing activities of $152.3 million for the six months ended June 30, 2019. The change in cash flows from investing activities was mainly due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions, as described above.

Cash flows from financing activities. During the six months ended June 30, 2020, net cash used in financing activities was $70.7 million compared to net cash provided by financing activities of $125.1 million for the six months ended June 30, 2019. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $166.1 million, an increase in common stock repurchases of approximately $44.5 million, and an increase in common stock dividends paid of approximately $2.8 million.  These were partially offset by an increase in proceeds from the issuance of common stock through the 2019 ATM Program of approximately $17.7 million (net of Sales Agents fees and other legal fees) between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of June 30, 2020, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.2 billion at a weighted average interest rate of 1.83% and an adjusted weighted average interest rate of 3.06%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.2 billion of our floating rate debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2020, interest rate swap agreements effectively covered 100% of our $1.1 billion of floating rate mortgage debt outstanding and 38.4% of our $225 million floating rate Credit Facility.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2020, interest rate cap agreements covered $346.5 million of our $1.1 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74%.

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

Corporate Credit Facility

On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with SunTrust Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension at the option of the Company, and the Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see Note 6 for additional information related to our deferred financing costs). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in aggregate commitments of $150 million as of September 30, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs.  As of June 30, 2020, there was $225 million in aggregate principal outstanding on the Corporate Credit Facility. The Company has the option to extend the maturity date of the Corporate Credit Facility to January 28, 2022 so long as it is in compliance with each covenant contained therein. As of June 30, 2020, the Company believes it was in compliance with each of the covenants required for extending the maturity date of the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of June 30, 2020, the Company believes it is compliant with all provisions.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eleven interest rate swap transactions with KeyBank and two with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion. As of June 30, 2020, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.3792%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3792%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	SunTrust	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	SunTrust	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2020, one-month LIBOR was 0.1623%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

The following table contains summary information regarding our forward interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2021	September 1, 2026	KeyBank	$200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$492,500	1.0678%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2020, one-month LIBOR was 0.1623%.
(2)	Represents the weighted average fixed rate of the forward interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2020 for the next five calendar years subsequent to June 30, 2020. We used one-month LIBOR as of June 30, 2020 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2020	2021	2022	2023	2024	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,151,500	$376	$897	$1,514	$21,298	$424,686	$702,729
Interest expense	(1)	155,463	18,022	33,742	29,415	27,160	22,237	24,887
Total		$1,306,963	$18,398	$34,639	$30,929	$48,458	$446,923	$727,616

Credit Facility
Principal payments	(2)	$225,000	$—	$225,000	$—	$—	$—	$—
Interest expense		3,193	2,785	408	—	—	—	—
Total		$228,193	$2,785	$225,408	$—	$—	$—	$—

Total contractual obligations and commitments		$1,535,156	$21,183	$260,047	$30,929	$48,458	$446,923	$727,616

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2020, we had entered into thirteen interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of June 30, 2020 to determine our expected settlements through the terms of the interest rate swaps.

(2)

The Company has the option to extend the maturity date of the Corporate Credit Facility to January 28, 2022 so long as it is in compliance with each covenant contained therein. As of June 30, 2020, the Company believes it was in compliance with each of the covenants required for extending the maturity date of the Corporate Credit Facility.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of June 30, 2020, we had approximately $10.8 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,600 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2020 and 2019 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rehab Expenditures		2020	2019	2020	2019
Interior	(1)	$2,765	$2,973	$5,123	$5,461
Exterior and common area		5,339	3,352	10,958	5,137
Total rehab expenditures		$8,104	$6,325	$16,081	$10,598

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the six months ended June 30, 2020 and 2019, we completed full and partial interior rehabs on 823 and 1,227 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of June 30, 2020, the Company has completed its Green Program improvements on all but two properties. We will complete the green improvements on these properties during 2020. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2020 and 2019.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2020. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2020 of $0.3125 per share on May 7, 2020, which was paid on June 30, 2020 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2020 and 2019. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of June 30, 2020, we had total indebtedness of $1.4 billion at a weighted average interest rate of 3.01%, of which $1.3 billion was debt with a floating interest rate. As of June 30, 2020, interest rate swap agreements effectively covered 100% of our $1.1 billion of floating rate mortgage debt outstanding and 38.4% of our $225.0 million floating rate Credit Facility. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of June 30, 2020.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2020, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into thirteen interest rate swap transactions with the Counterparties with a combined notional amount of $1.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3792%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3792%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of June 30, 2020, of the amounts illustrated in the table below for our indebtedness as of June 30, 2020 (dollars in thousands):

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has evolved rapidly and, as cases of COVID-19 were identified in additional countries, many countries, including the United States, reacted by instituting quarantines, mandating business and school closures and restricting travel.

As a result of the recent spike in COVID-19 cases in the United States, certain states and cities, including where we own properties and operate our business, have reinstituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We expect that additional states and cities will implement similar restrictions if the current trend continues and cannot predict when such restrictions will expire. As a result, the COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, almost every industry directly or indirectly, which may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due. In addition, our property manager may be limited in its ability to properly maintain our properties.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Adviser’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of June 30, 2020, 1,541 residents are on payment plans due to the COVID-19 crisis for a total of approximately $1.7 million in rent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the six months ended June 30, 2020, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through June 30, 2020, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61.2 million, or $25.70 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	1,827,938	$26.09	1,827,938	$52.3
April 1 – April 30	553,417	24.41	553,417	38.8
May 1 – May 31	800	26.97	800	38.8
June 1 – June 30	—	—	—	38.8
Balance as of June 30, 2020	2,382,155	$25.70	2,382,155	$38.8

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	August 5, 2020
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	August 5, 2020
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)