Form 10-Q
period 2020-09-30
NexPoint Residential Trust, Inc.
filed 2020-10-28
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, the registrant had 24,606,457 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2020

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
•

any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2020, or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$312,436	$317,886
Buildings and improvements	1,460,793	1,472,319
Intangible lease assets	—	12,414
Construction in progress	16,425	4,375
Furniture, fixtures, and equipment	91,304	81,038
Total Gross Operating Real Estate Investments	1,880,958	1,888,032
Accumulated depreciation and amortization	(195,800)	(152,552)
Total Net Operating Real Estate Investments	1,685,158	1,735,480
Real estate held for sale, net of accumulated depreciation of $0 and $7,859, respectively	—	46,330
Total Net Real Estate Investments	1,685,158	1,781,810
Cash and cash equivalents	70,282	25,671
Restricted cash	38,334	45,511
Accounts receivable	10,770	6,285
Prepaid and other assets	9,751	2,336
Fair market value of interest rate swaps	—	4,376
TOTAL ASSETS	$1,814,295	$1,865,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,116,573	$1,145,371
Mortgages payable held for sale, net	—	41,176
Credit facility, net	214,540	216,501
Accounts payable and other accrued liabilities	12,503	11,971
Accrued real estate taxes payable	19,049	12,206
Accrued interest payable	2,182	3,691
Security deposit liability	2,726	2,977
Prepaid rents	1,483	1,658
Fair market value of interest rate swaps	51,077	902
Total Liabilities	1,420,133	1,436,453

Redeemable noncontrolling interests in the Operating Partnership	3,248	3,295

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 24,541,683 and 25,245,740 shares issued and outstanding, respectively	244	251
Additional paid-in capital	354,530	359,748
Accumulated earnings less dividends	88,028	63,776
Accumulated other comprehensive income (loss)	(51,888)	2,466
Total Stockholders' Equity	390,914	426,241
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,814,295	$1,865,989

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$49,578	$45,854	$149,945	$128,270
Other income	1,412	979	4,307	3,120
Total revenues	50,990	46,833	154,252	131,390
Expenses
Property operating expenses	11,906	11,456	35,591	31,256
Real estate taxes and insurance	7,686	6,731	23,485	18,053
Property management fees (1)	1,489	1,408	4,504	3,939
Advisory and administrative fees (2)	1,976	1,891	5,777	5,613
Corporate general and administrative expenses	2,807	2,339	8,440	7,313
Property general and administrative expenses	1,559	1,547	4,924	4,973
Depreciation and amortization	17,723	17,228	62,479	45,692
Total expenses	45,146	42,600	145,200	116,839
Operating income before gain on sales of real estate	5,844	4,233	9,052	14,551
Gain on sales of real estate	30,160	127,700	69,151	127,700
Operating income	36,004	131,933	78,203	142,251
Interest expense	(11,049)	(9,960)	(33,704)	(26,638)
Loss on extinguishment of debt and modification costs	(596)	(2,869)	(1,470)	(2,869)
Casualty gains	4,960	—	3,932	—
Miscellaneous income	322	—	1,401	—
Net income	29,641	119,104	48,362	112,744

Net income attributable to redeemable noncontrolling interests in the Operating Partnership	89	357	145	338
Net income attributable to common stockholders	$29,552	$118,747	$48,217	$112,406
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	4,068	(3,550)	(54,518)	(20,161)
Total comprehensive income (loss)	33,709	115,554	(6,156)	92,583
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	101	347	(19)	278
Comprehensive income (loss) attributable to common stockholders	$33,608	$115,207	$(6,137)	$92,305

Weighted average common shares outstanding - basic	24,372	24,088	24,688	23,793
Weighted average common shares outstanding - diluted	24,926	24,557	25,194	24,280

Earnings per share - basic	$1.21	$4.93	$1.95	$4.72
Earnings per share - diluted	$1.19	$4.84	$1.91	$4.63

(1)

Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (see Note 10).

(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended September 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, June 30, 2020	—	$—	24,298,651	$242	$343,257	$66,860	$(55,944)	$—	$354,415
Net income attributable to common stockholders	—	—	—	—	—	29,552	—	—	29,552
Vesting of stock-based compensation	—	—	—	—	1,434	—	—	—	1,434
Issuance of common shares through at-the-market offering	—	—	243,032	2	9,839	—	—	—	9,841
Common stock dividends declared ($0.3125 per share)	—	—	—	—	—	(7,798)	—	—	(7,798)
Other comprehensive income	—	—	—	—	—	—	4,056	—	4,056
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(586)	—	—	(586)
Balances, September 30, 2020	—	$—	24,541,683	$244	$354,530	$88,028	$(51,888)	$—	$390,914

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Nine Months ended September 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2019	—	$—	25,245,740	$251	$359,748	$63,776	$2,466	$—	$426,241
Net income attributable to common stockholders	—	—	—	—	—	48,217	—	—	48,217
Repurchases of common stock	—	—	—	—	—	—	—	(44,530)	(44,530)
Retirement of common stock held in treasury	—	—	(1,644,697)	(16)	(44,514)	—	—	44,530	—
Vesting of stock-based compensation	—	—	137,608	1	2,338	—	—	—	2,339
Issuance of common shares through at-the-market offering	—	—	803,032	8	36,958	—	—	—	36,966
Common stock dividends declared ($0.9375 per share)	—	—	—	—	—	(23,838)	—	—	(23,838)
Other comprehensive loss	—	—	—	—	—	—	(54,354)	—	(54,354)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(127)	—	—	(127)
Balances, September 30, 2020	—	$—	24,541,683	$244	$354,530	$88,028	$(51,888)	$—	$390,914

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

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$48,362	$112,744
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	(69,151)	(127,700)
Depreciation and amortization	62,479	45,692
Amortization/write-off of deferred financing costs	2,940	2,850
Change in fair value on derivative instruments included in interest expense	5,651	(5,410)
Net cash received (paid) on derivative settlements	(4,192)	5,489
Interest payable on derivative instruments	(1,122)	—
Amortization/write-off of fair market value adjustment of assumed debt	(152)	(98)
Vesting of stock-based compensation	4,071	3,944
Insurance proceeds received for business interruption	1,401	—
Casualty gain	(4,684)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(3,373)	(3,711)
Operating liabilities	4,294	5,143
Net cash provided by operating activities	46,524	38,943

Cash flows from investing activities
Net proceeds from sales of real estate	140,197	286,495
Prepaid acquisition costs	(5,077)	—
Insurance proceeds paid for casualty losses	(2,049)	—
Insurance proceeds received for casualty losses	1,626	—
Additions to real estate investments	(35,298)	(28,252)
Acquisitions of real estate investments	—	(555,268)
Net cash provided by (used in) investing activities	99,399	(297,025)

Cash flows from financing activities
Mortgage proceeds received	—	290,324
Mortgage payments	(71,723)	(145,577)
Credit facilities proceeds received	35,000	144,000
Credit facilities payments	(38,000)	(37,000)
Deferred financing costs paid	—	(3,388)
Interest rate cap fees paid	—	(20)
Prepayment penalties on extinguished debt	(711)	—
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	36,966	49,001
Payments for taxes related to net share settlement of stock-based compensation	(1,732)	(749)
Repurchase of common stock	(44,530)	—
Dividends paid to common stockholders	(23,759)	(20,157)
Net cash (used in) provided by financing activities	(108,489)	276,434

Net increase in cash, cash equivalents and restricted cash	37,434	18,352
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129
Cash, cash equivalents and restricted cash, end of period	$108,616	$61,481

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$27,573	$30,444
Prepayment penalties	711	1,449
Supplemental Disclosure of Noncash Activities

Capitalized construction costs included in accounts payable and other accrued liabilities	5,288	4,448
Change in fair value on derivative instruments designated as hedges	(54,518)	(20,161)
Other assets acquired from acquisitions	—	357
Liabilities assumed from acquisitions	—	5,946
Fair market value adjustment of assumed debt	—	980
Assumed debt on acquisitions	—	70,486
Increase in dividends payable upon vesting of restricted stock units	79	33
Write-off of fully amortized in-place leases	12,414	—
Write-off of deferred financing costs	757	1,420

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2020, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and December 31, 2019 and results of operations for the three and nine months ended September 30, 2020 and 2019 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 21, 2020.

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

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2019, and elected the transition option that the ASU provides which permits entities to not recast the comparative periods presented when transitioning to the standard. The Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income on the consolidated statements of operations and comprehensive income (loss). The table below outlines the components of rental income and its other components which were previously classified as other income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Income Type	2020	2019	2020	2019
Rental income	$43,813	$40,828	$133,322	$114,861
Utility reimbursements (1)	3,179	2,892	9,237	7,972
Late fees (1)	192	417	652	1,147
Pet fees (1)	230	213	708	600
Other fees (1)	2,164	1,504	6,026	3,690
Total rental income	$49,578	$45,854	$149,945	$128,270

(1)	Previously classified as other income prior to December 31, 2019.

The table below quantifies the effects on rental and other income for the three and nine months ended September 30, 2020 and 2019 from the adoption ASC 842:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Prior to adoption of ASC 842
Rental income	$43,813	$40,828	$133,322	$114,861
Other income	7,177	6,005	20,930	16,529
Total revenue	$50,990	$46,833	$154,252	$131,390

Post adoption of ASC 842
Rental income	$49,578	$45,854	$149,945	$128,270
Other income	1,412	979	4,307	3,120
Total revenue	$50,990	$46,833	$154,252	$131,390

Differences resulting in ASC 842 adoption
Rental income difference	$5,765	$5,026	$16,623	$13,409
Other income difference	(5,765)	(5,026)	(16,623)	(13,409)
Total revenue difference	$—	$—	$—	$—

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of September 30, 2020, the Company has not recorded any impairment on its real estate assets. We continue to monitor the impact of COVID-19 on our real estate assets (see “Coronavirus (“COVID-19”)” for additional information, below).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2020, there are no properties held for sale.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the nine months ended September 30, 2020 and 2019.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2020, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2020. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) imposed a moratorium on evictions and the charging of late fees, which expired on July 25, 2020. On September 4, 2020, the President issued an executive order, announcing a new moratorium that temporarily halts evictions through December 31, 2020.

As of September 30, 2020, 2,166 residents were on payment plans due to the COVID-19 crisis for a total of approximately $2.8 million in rent.  The durations of the payment plans are determined on a case by case basis, in which time the tenant is expected to make rent payments in full.  The Company has not granted any rent concessions to residents in response to the crisis as of September 30, 2020. The Company continues to monitor the impact on this pandemic and its effect on future rent collections, valuation of real estate investments, liquidity and the ability to refinance or repay debt.

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

As of September 30, 2020, the Company, through the OP and the wholly owned TRS, owned 36 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of September 30, 2020 and December 31, 2019:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	September 30, 2020	December 31, 2019
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Eagle Crest	(1)	Irving, Texas	2014	—	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%	100%
Willow Grove	(1)	Nashville, Tennessee	2014	—	100%
Woodbridge	(1)	Nashville, Tennessee	2014	—	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	—	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	(2)	Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Cedar Pointe	(3)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista	(4)	Phoenix, Arizona	2019	100%	100%
The Enclave	(4)	Tempe, Arizona	2019	100%	100%
The Heritage	(4)	Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve	(5)	Nashville, Tennessee	2019	100%	100%
Residences at West Place	(5)	Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments	(6)	Las Vegas, Nevada	2019	100%	100%
Bloom	(6)	Las Vegas, Nevada	2019	100%	100%
Bella Solara	(6)	Las Vegas, Nevada	2019	100%	100%

(1)	Properties were disposed in 2020.
(2)	Formerly known as The Colonnade.
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

4. Real Estate Investments Statistics

As of September 30, 2020, the Company was invested in a total of 36 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit *(1) as of		% Occupied *(2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units	Date Acquired	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Arbors on Forest Ridge		155	210	1/31/2014	$911	$894	95.2%	95.7%
Cutter's Point	(3)	198	—	1/31/2014	—	—	0.0%	0.0%
Silverbrook		526	642	1/31/2014	909	870	98.1%	95.5%
Beechwood Terrace		272	300	7/21/2014	955	937	94.7%	91.3%
The Summit at Sabal Park		205	252	8/20/2014	1,019	1,010	96.4%	97.2%
Courtney Cove		225	324	8/20/2014	960	927	95.1%	94.8%
Radbourne Lake		247	225	9/30/2014	1,124	1,118	97.3%	90.7%
Timber Creek		248	352	9/30/2014	946	916	96.0%	94.9%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,275	1,270	88.5%	93.8%
Cornerstone		318	430	1/15/2015	1,051	1,053	94.9%	95.6%
The Preserve at Terrell Mill		692	752	2/6/2015	983	969	96.1%	94.9%
Versailles		301	388	2/26/2015	915	923	95.6%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,189	1,155	97.7%	94.6%
Madera Point		193	256	8/5/2015	972	924	95.7%	96.1%
Venue at 8651		289	333	10/30/2015	935	924	94.9%	96.1%
Parc500		266	217	7/27/2016	1,322	1,304	97.2%	93.1%
The Venue on Camelback		256	415	10/11/2016	810	777	94.0%	94.2%
Old Farm		697	734	12/29/2016	1,134	1,162	95.0%	92.8%
Stone Creek at Old Farm		186	190	12/29/2016	1,195	1,194	92.1%	95.8%
Hollister Place		246	260	2/1/2017	971	995	95.4%	93.1%
Rockledge Apartments		802	708	6/30/2017	1,255	1,260	94.6%	95.3%
Atera Apartments		334	380	10/25/2017	1,275	1,256	92.4%	93.4%
Cedar Pointe		224	210	8/24/2018	1,080	1,066	96.2%	91.4%
Crestmont Reserve		199	242	9/26/2018	895	902	94.6%	94.2%
Brandywine I & II		414	632	9/26/2018	970	978	92.4%	93.7%
Bella Vista		243	248	1/28/2019	1,291	1,265	97.6%	97.2%
The Enclave		194	204	1/28/2019	1,373	1,295	95.6%	93.6%
The Heritage		199	204	1/28/2019	1,285	1,265	97.1%	96.6%
Summers Landing		139	196	6/7/2019	932	920	96.4%	91.8%
Residences at Glenview Reserve		344	360	7/17/2019	989	977	94.7%	94.4%
Residences at West Place		345	342	7/17/2019	1,252	1,211	90.1%	92.7%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	1,523	1,498	95.9%	93.7%
Arbors of Brentwood		325	346	9/10/2019	1,200	1,192	93.9%	96.2%
Torreyana Apartments		309	315	11/22/2019	1,189	1,171	95.9%	95.6%
Bloom		498	528	11/22/2019	1,103	1,105	93.9%	90.9%
Bella Solara		271	320	11/22/2019	1,091	1,136	95.0%	91.9%
		12,390	13,657

*	Information is unaudited
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2020 and December 31, 2019, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2020 and December 31, 2019, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2020 and December 31, 2019, divided by the total number of units, expressed as a percentage.
(3)	Cutter’s Point incurred significant tornado damage on October 20, 2019 which resulted in the property ceasing operations in order to start reconstruction (see Note 5).

5. Real Estate Investments

As of September 30, 2020, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,681	$—	$—	$1,629	$15,640
Cutter's Point	3,330	2,623	—	8,647	1,897	16,497
Silverbrook	4,860	27,240	—	—	4,958	37,058
Beechwood Terrace	1,390	22,214	—	32	2,745	26,381
The Summit at Sabal Park	5,770	13,709	—	—	1,781	21,260
Courtney Cove	5,880	13,674	—	31	2,124	21,709
Radbourne Lake	2,440	22,580	—	—	2,112	27,132
Timber Creek	11,260	14,123	—	—	3,373	28,756
Sabal Palm at Lake Buena Vista	7,580	42,393	—	—	2,320	52,293
Cornerstone	1,500	30,769	—	—	3,278	35,547
The Preserve at Terrell Mill	10,170	49,934	—	1,008	6,993	68,105
Versailles	6,720	21,758	—	—	3,835	32,313
Seasons 704 Apartments	7,480	14,392	—	—	1,686	23,558
Madera Point	4,920	17,901	—	15	2,236	25,072
Venue at 8651	2,350	17,465	—	16	3,477	23,308
Parc500	3,860	20,887	—	1	3,735	28,483
The Venue on Camelback	8,340	38,075	—	41	2,385	48,841
Old Farm	11,078	70,827	—	9	3,304	85,218
Stone Creek at Old Farm	3,493	19,462	—	—	774	23,729
Hollister Place	2,782	21,843	—	—	2,482	27,107
Rockledge Apartments	17,451	96,511	—	123	5,255	119,340
Atera Apartments	22,371	37,514	—	6	2,164	62,055
Cedar Pointe	2,371	24,268	—	2	1,529	28,170
Crestmont Reserve	4,124	20,933	—	1	1,384	26,442
Brandywine I & II	6,237	73,532	—	7	3,929	83,705
Bella Vista	10,942	36,759	—	—	2,006	49,707
The Enclave	11,046	30,289	—	—	1,683	43,018
The Heritage	6,835	34,746	—	—	1,693	43,274
Summers Landing	1,798	17,884	—	4	644	20,330
Residences at Glenview Reserve	3,367	41,732	—	68	1,279	46,446
Residences at West Place	3,345	51,642	—	53	997	56,037
Avant at Pembroke Pines	48,436	268,417	—	5,173	6,944	328,970
Arbors of Brentwood	6,346	55,717	—	26	1,054	63,143
Torreyana Apartments	23,824	43,236	—	248	1,006	68,314
Bloom	23,805	81,208	—	721	1,614	107,348
Bella Solara	12,605	52,855	—	193	999	66,652
	312,436	1,460,793	—	16,425	91,304	1,880,958
Accumulated depreciation and amortization	—	(139,598)	—	—	(56,202)	(195,800)
Total Operating Properties	$312,436	$1,321,195	$—	$16,425	$35,102	$1,685,158

As of December 31, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,585	$—	$—	$1,520	$15,435
Cutter's Point	3,330	2,563	—	2,648	1,878	10,419
Eagle Crest	5,450	23,830	—	—	1,832	31,112
Silverbrook	4,860	27,091	—	—	4,630	36,581
Beechwood Terrace	1,390	22,000	—	70	2,535	25,995
The Summit at Sabal Park	5,770	13,600	—	—	1,598	20,968
Courtney Cove	5,880	13,413	—	2	1,982	21,277
Radbourne Lake	2,440	22,465	—	—	1,997	26,902
Timber Creek	11,260	13,993	—	—	2,939	28,192
Sabal Palm at Lake Buena Vista	7,580	41,841	—	492	2,108	52,021
Cornerstone	1,500	30,653	—	—	2,977	35,130
The Preserve at Terrell Mill	10,170	49,216	—	8	6,183	65,577
Versailles	6,720	21,688	—	8	3,736	32,152
Seasons 704 Apartments	7,480	14,336	—	—	1,482	23,298
Madera Point	4,920	17,615	—	—	2,042	24,577
Venue at 8651	2,350	18,192	—	21	3,330	23,893
Parc500	3,860	20,821	—	193	3,202	28,076
The Venue on Camelback	8,340	37,992	—	—	2,086	48,418
Old Farm	11,078	70,670	—	40	2,950	84,738
Stone Creek at Old Farm	3,493	19,436	—	1	716	23,646
Hollister Place	2,782	21,788	—	—	2,159	26,729
Rockledge Apartments	17,451	96,108	—	134	4,759	118,452
Atera Apartments	22,371	37,442	—	8	2,044	61,865
Cedar Pointe	2,372	24,193	—	24	1,268	27,857
Crestmont Reserve	4,124	20,613	—	—	1,272	26,009
Brandywine I & II	6,237	73,004	—	58	3,148	82,447
Bella Vista	10,942	36,690	—	—	1,500	49,132
The Enclave	11,046	30,224	—	24	1,176	42,470
The Heritage	6,835	34,580	—	—	1,246	42,661
Summers Landing	1,798	16,958	—	35	528	19,319
Residences at Glenview Reserve	3,367	40,202	—	11	837	44,417
Residences at West Place	3,345	50,884	—	244	810	55,283
Avant at Pembroke Pines	48,436	266,103	6,989	217	5,376	327,121
Arbors of Brentwood	6,346	54,995	1,215	137	779	63,472
Torreyana Apartments	23,823	42,721	1,201	—	655	68,400
Bloom	23,805	80,365	1,851	—	1,095	107,116
Bella Solara	12,605	52,449	1,158	—	663	66,875
	317,886	1,472,319	12,414	4,375	81,038	1,888,032
Accumulated depreciation and amortization	—	(105,335)	(6,171)	—	(41,046)	(152,552)
Total Operating Properties	$317,886	$1,366,984	$6,243	$4,375	$39,992	$1,735,480

Held For Sale Properties
Southpoint Reserve at Stoney Creek	6,120	11,502	—	1	968	18,591
Woodbridge	3,650	13,296	—	—	1,934	18,880
Willow Grove	3,940	10,946	—	—	1,832	16,718
	13,710	35,744	—	1	4,734	54,189
Accumulated depreciation and amortization	—	(5,390)	—	—	(2,469)	(7,859)
Total Held For Sale Properties	$13,710	$30,354	$—	$1	$2,265	$46,330

Total	$331,596	$1,397,338	$6,243	$4,376	$42,257	$1,781,810

Depreciation expense was $17.7 million and $14.1 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $56.2 million and $39.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.0 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to the Company’s intangible lease assets was $6.2 million and $6.7 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through September 30, 2020 is expected to be $0.0 million for the remainder of the year ended December 31, 2020. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2020 has been fully amortized and the assets and related accumulated amortization have been written off as of September 30, 2020.

Acquisitions

There were no acquisitions of real estate during the nine months ended September 30, 2020. The Company acquired eight properties for approximately $635.7 million during the nine months ended September 30, 2019.

Dispositions

The Company sold four properties during the nine months ended September 30, 2020, as detailed in the table below (dollars in thousands). The Company sold six properties for approximately $289.9 million during the nine months ended September 30, 2019.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	March 20, 2020	$23,500	$23,176	$5,469
Willow Grove	Nashville, Tennessee	March 26, 2020	31,300	31,005	17,513
Woodbridge	Nashville, Tennessee	March 26, 2020	31,700	31,237	15,990
Eagle Crest	Irving, Texas	September 30, 2020	55,500	54,779	30,160
			$142,000	$140,197	$69,132

(1)	Represents sales price, net of closing costs.

Cutter’s Point Casualty Losses

On October 20, 2019, as a result of a tornado, the Cutter’s Point property suffered significant property damage. The damage incurred rendered the property inoperable; therefore, the Company has ceased operations at the property as it is under reconstruction. In relation to this event, the Company wrote down the carrying value of Cutter’s Point by approximately $7.8 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $3.5 million in casualty losses on the consolidated statements of operations and comprehensive income during the year ended December 31, 2019. Also, the Company filed a business interruption insurance claim and recognized approximately $0.6 million for the lost rent, which is included in miscellaneous income on the consolidated statements of operations and comprehensive income for the year ended December 31, 2019. For the three and nine months ended September 30, 2020, the Company recognized approximately $0.3 million and $1.4 million for lost rents, which is included in miscellaneous income on the consolidated statements of operations and comprehensive income (loss). Lost rental income is insured and the Company expects any operating losses resulting from the damage to be immaterial while the property undergoes reconstruction. Starting November 1, 2019, the Company began capitalizing insurance expense, real estate taxes, interest expense and debt issuance costs to construction in progress and stopped depreciation due to Cutter’s Point being under reconstruction. As of September 30, 2020, approximately $0.8 million of these costs have been capitalized. As of September 30, 2020, Cutter’s Point was excluded from the portfolio’s total unit count and all same store pools due to the property temporarily ceasing operations while it under goes reconstruction which is estimated to be completed in 2021.

Venue 8651 Casualty Losses

On June 10, 2020, as a result of a fire, the Venue 8651 property suffered property damage. In relation to this event, the Company wrote down the carrying value of Venue 8651 by approximately $0.6 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $0.4 million in net casualty gains which is included in property operating expense on the consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2020.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2020 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		1.83%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		1.83%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		1.83%	7/1/2024
Beechwood Terrace	(3)	Floating	84	23,365		1.59%	9/1/2025
The Summit at Sabal Park	(3)	Floating	84	13,560		1.77%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		1.77%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		1.77%	7/1/2024
Versailles	(3)	Floating	84	23,880		1.77%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		1.77%	7/1/2024
Madera Point	(3)	Floating	84	15,150		1.77%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		1.93%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		1.83%	7/1/2024
Old Farm	(3)	Floating	84	52,886		1.83%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		1.83%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		1.41%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		1.44%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		1.45%	9/1/2025
Cornerstone	(4)	Fixed	120	21,420		4.24%	3/1/2023
Parc500	(5)	Fixed	120	15,021		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		1.49%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		1.72%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		1.63%	11/1/2024
Cedar Pointe	(6)	Floating	84	17,300		1.50%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		1.33%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		1.33%	10/1/2025
Bella Vista	(6)	Floating	84	29,040		1.47%	2/1/2026
The Enclave	(6)	Floating	84	25,322		1.47%	2/1/2026
The Heritage	(6)	Floating	84	24,625		1.47%	2/1/2026
Summers Landing	(7)	Floating	84	10,109		1.33%	10/1/2025
Residences at Glenview Reserve	(8)	Floating	84	26,560		1.59%	10/1/2025
Residences at West Place	(8)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,100		1.58%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		1.58%	10/1/2026
Torreyana Apartments	(6)	Floating	84	37,400		1.85%	12/1/2026
Bloom	(6)	Floating	84	58,850		1.85%	12/1/2026
Bella Solara	(6)	Floating	84	36,575		1.85%	12/1/2026
				$1,121,805
Fair market value adjustment				1,312	(9)
Deferred financing costs, net of accumulated amortization of $3,348				(6,544)
				$1,116,573

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)	Interest rate is based on one-month LIBOR plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR as of September 30, 2020 was 0.1483%.
(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of September 30, 2020, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

During the nine months ended September 30, 2020, the Company sold four properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands); the Company sold six properties and repaid $144.9 million in related mortgage loans during the nine months ended September 30, 2019.

Property Name	Date of Sale	Type	Outstanding Principal (1)
Southpoint Reserve at Stoney Creek	March 20, 2020	Floating	$13,101
Willow Grove	March 26, 2020	Floating	14,818
Woodbridge	March 26, 2020	Floating	13,677
Eagle Crest	September 30, 2020	Floating	29,510
			$71,106

(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 1.82% as of September 30, 2020 and 3.34% as of December 31, 2019. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 161 basis points to 0.1483% as of September 30, 2020 from 1.7625% as of December 31, 2019. As of September 30, 2020, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.10%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3792% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate indebtedness (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2020, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of September 30, 2020, the Company had completed its Green Program improvements on all but one property. We will complete the green improvements on these properties during 2020. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, the Company is not implementing this on acquisitions going forward.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of September 30, 2020 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	24	$215,000	2.65%	1/28/2021
Deferred financing costs, net of accumulated amortization of $1,592			(460)
			$214,540

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of September 30, 2020 was 0.1483%.

Corporate Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with Truist Bank (f/k/a SunTrust Bank), as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, that can be extended 12-months at the option of the Company for a minimal fee provided that the Company is not in default. The Company meets the conditions and expects to meet them going forward. The Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”). The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs. As of September 30, 2020, there was $215 million in aggregate principal outstanding on the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of September 30, 2020, the Company believes it is in compliance with all provisions.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended September 30, 2020 and 2019, the Company wrote-off deferred financing costs of approximately $0.3 million and $1.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2020 and 2019, the Company wrote-off deferred financing costs of approximately $0.8 million and $1.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2020 and 2019, amortization of deferred financing costs of approximately $0.7 million and $0.5 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2020 and 2019, amortization of deferred financing costs of approximately $2.1 million and $1.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2020 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2020	$191	$—	$191
2021	896	215,000	215,896
2022	1,513	—	1,513
2023	21,300	—	21,300
2024	395,180	—	395,180
Thereafter	702,725	—	702,725
Total	$1,121,805	$215,000	$1,336,805

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2020 and December 31, 2019 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the nine months ended September 30, 2020 and 2019, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $346.5 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.74% as of September 30, 2020.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into eleven interest rate swap transactions with KeyBank National Association (“KeyBank”) and two with Truist Bank with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3792%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of September 30, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2020, one-month LIBOR was 0.1483%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Future Swaps
Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2021	September 1, 2026	KeyBank	$200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$492,500	1.0678%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2020, one-month LIBOR was 0.1483%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of September 30, 2020 and 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of September 30,	Number of Instruments	Notional Amount
2020	15	$346,542
2019	15	$346,697

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$7,298	$51,077	$3,824

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	—	—	—	—
Total		$—	$7,298	$51,077	$3,824

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income			Location of gain (loss) recognized	Amount of gain (loss) recognized in income
	2020	2019		OCI into income	2020	2019		in income	2020	2019
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$413	$(1,871)	(1)	Interest expense	$(3,654)	$1,679	(1)	Interest expense	$—	$—
For the nine months ended September 30,
Interest rate products	$(60,170)	$(14,720)	(1)	Interest expense	$(5,651)	$5,441	(1)	Interest expense	$—	$—	(2)

(1)	Represents the effective portion of changes in fair value.
(2)	Represents the effective portion of changes in fair reclassified out of OCI.

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2020	2019
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	$28	$(1)
For the nine months ended September 30,
Interest rate products	Interest expense	$—	$(29)

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

Financial Instruments Not Carried at Fair Value

At September 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

Long-term indebtedness is carried at amounts that reasonably approximate their fair value at the time they were recognized. In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

The table below presents the carrying value and estimated fair value of our debt at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$70,258	$74,869	$70,810	$72,386
Floating rate debt (1)	$1,266,547	$1,305,604	$1,340,718	$1,318,989

(1)	Includes balances outstanding under our Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the year ended December 31, 2019, the Company noted there was no impairment, but incurred a casualty loss that resulted in a net write down of approximately $7.8 million on Cutter’s Point (see Note 5). For the nine months ended September 30, 2020, the Company did not record any impairment charges related to real estate assets, but incurred a casualty loss that resulted in a net write down of approximately $0.6 million on Venue 8651 (see Note 5).

8. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2020, the Company issued 137,608 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 803,032 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of September 30, 2020, the Company had 24,541,683 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023.  The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2020, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through September 30, 2020, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61,224,000, or $25.70 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the nine months ended September 30, 2020, the Company retired 1,644,697 shares of its common stock held in treasury, respectively. As of September 30, 2020, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2020:

	2020
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	447,039		$29.13
Granted	285,035		50.54
Vested	(178,143)	(1)	29.20
Forfeited	—		—
Outstanding September 30,	553,931		$36.83

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 137,608 shares being issued as shown on the consolidated statements of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to September 30, 2020:

	Shares Vesting
	February	May	Total
2021	139,842	27,984	167,826
2022	131,546	22,221	153,767
2023	66,860	22,217	89,077
2024	66,860	22,215	89,075
2025	31,971	22,215	54,186
Total	437,079	116,852	553,931

As of September 30, 2020, the Company had issued 559,159 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2020 and 2019, the Company recognized approximately $1.4 million and $1.3 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the nine months ended September 30, 2020 and 2019, the Company recognized approximately $4.1 million and $3.9 million, respectively, of equity-based compensation expense related to grants of restricted stock units.  As of September 30, 2020, the Company had recognized a liability of approximately $0.9 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“Truist”, and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the three months ended March 31, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired. The following table contains summary information of the 2019 ATM Program:

Gross proceeds	$28,000,000
Common shares issued	560,000
Gross average sale price per share	$50.00

Sales commissions	$420,000
Offering costs	406,143
Net proceeds	27,173,857
Average price per share, net	$48.52

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the three and nine months ended September 30, 2020, the Company issued 243,032 shares of common stock at an average price of $41.76 per share for gross proceeds of $10.1 million under the 2020 ATM Program. The Company paid approximately $0.2 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.2 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program:

Gross proceeds	$10,148,996
Common shares issued	243,032
Gross average sale price per share	$41.76

Sales commissions	$152,235
Offering costs	155,132
Net proceeds	9,841,629
Average price per share, net	$40.50

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income (loss) attributable to redeemable noncontrolling interests in the OP in the accompanying consolidated statements of operations and comprehensive income (loss). As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Numerator for earnings (loss) per share:
Net income		$29,641	$119,104	$48,362	$112,744
Net income attributable to redeemable noncontrolling interests in the Operating Partnership		89	357	145	338
Net income attributable to common stockholders		$29,552	$118,747	$48,217	$112,406

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		24,372	24,088	24,688	23,793
Denominator for basic earnings per share		24,372	24,088	24,688	23,793
Weighted average unvested restricted stock units		554	469	506	487
Denominator for diluted earnings per share	(1)	24,926	24,557	25,194	24,280

Earnings (loss) per weighted average common share:
Basic		$1.21	$4.93	$1.95	$4.72
Diluted		$1.19	$4.84	$1.91	$4.63

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2020 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2019	$3,295
Net income attributable to redeemable noncontrolling interests in the OP	145
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(164)
Contributions from redeemable noncontrolling interests in the OP	84
Distributions to redeemable noncontrolling interests in the OP	(239)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	127
Redeemable noncontrolling interests in the OP, September 30, 2020	$3,248

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Fees incurred
Property management fees	(1)	$1,484	$1,382	$4,487	$3,907
Construction supervision fees	(2)	374	344	1,421	908
Design fees	(2)	99	65	612	125
Acquisition fees	(3)	—	638	—	946

Reimbursements
Payroll and benefits	(4)	4,814	4,853	13,470	13,164
Other reimbursements	(5)	784	918	2,469	2,479

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2020 and 2019, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2020 and 2019, the Company incurred advisory and administrative fees of $2.0 million and $1.9 million, respectively. The amount paid for the three months ended September 30, 2020 and 2019 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $0.7 million and $0.5 million, respectively, of advisory and administrative fees incurred on New Assets. For the nine months ended September 30, 2020 and 2019, the Company incurred advisory and administrative fees of $5.8 million and $5.6 million, respectively. The amount paid for the nine months ended September 30, 2020 and 2019 represents the maximum fee allowed on Contributed Assets under the Advisory Agreement plus approximately $1.8 million and $1.6 million, respectively, of advisory and administrative fees incurred on New Assets.

For the three months and nine months ended September 30, 2020, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties acquired subsequent to October 2016, excluding Hollister Place, Stone Creek at Old Farm and The Heritage, which totaled approximately $3.8 million and $11.5 million, respectively, and are considered to be permanently waived. For the three and nine months ended September 30, 2019, the Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, excluding Hollister Place and Stone Creek at Old Farm, which totaled approximately $2.3 million and $5.6 million, respectively, and are considered to be permanently waived.  The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the nine months ended September 30, 2020 and 2019, the Company paid approximately $0.2 million and $0.3 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

In the normal course of business, the Company may purchase properties from affiliates of the Adviser. During the three months ended September 30, 2019, the Company purchased the Residences at Glenview Reserve and the Residences at West Place from an affiliate of the Adviser for approximately $100.0 million.  The Company’s Audit Committee authorized, approved and ratified the acquisition of the two properties.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2020, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. During the three months ended September 30, 2020, the Company incurred an environmental liability of $0.5 million at Cutter’s Point involving asbestos. There can be no assurance that other material environmental liabilities do not exist.

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

On March 1, 2020, the Company entered into a new policy resulting in a new aggregate amount of $2,365,000 (the “2020 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.5 million being allocated to the Company. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2020 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2020 to September 30, 2020, the Company has incurred a claim related to Venue 8651 (see Note 5) for

$1.0  million as part of the 2020 Aggregate Amount. As of September 30, 2020, all of the $1.5 million of the 2020 Aggregate Amount allocated to the Company has been funded.

13. Subsequent Events

Dividends Declared

On October 26, 2020, the Company’s Board declared a quarterly dividend of $0.34125 per share, an 9.2% increase from the previous dividend per share, payable on December 31, 2020 to stockholders of record on December 15, 2020.

COVID-19

The Company continues to monitor the impact of the COVID-19 crisis. As of October 25, 2020, 317 residents were placed on payment plans for the month of September due to the COVID-19 crisis for a total amount of approximately $0.5 million. For the month of July 2020, 207 residents were placed on payment plans due to the COVID-19 crisis for a total amount of approximately $0.3 million.  For the month of August 2020, 168 residents were placed on payment plans due to the COVID-19 crisis for a total amount of approximately $0.2 million. As of September 30, 2020, $0.03 million, $0.02 million and $0.08 million is owed on payment plans from July, August and September, respectively. The duration of the payment plans are determined on a case by case basis. The Company has not granted any rent concessions to residents in response to the crisis.

Credit Facility Extension

On October 13, 2020, the Company extended the maturity date of the Corporate Credit Facility from January 28, 2021 to January 28, 2022. Upon exercising the option to extend the Corporate Credit Facility, the Company incurred an extension fee of $0.6 million.

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

Overview

As of September 30, 2020, our Portfolio consisted of 36 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,657 units of apartment space that was approximately 95.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,122. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2020, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and SunTrust Robinson Humphrey, Inc. (“Truist” and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices (the “2019 ATM Program”).  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the nine months ended September 30, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, Truist and KeyBanc Capital Markets Inc. (“KeyBanc”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the three and nine months ended September 30, 2020, the Company issued 243,032 shares of common stock at an average price of $41.76 per share for gross proceeds of approximately $10.1 million under the 2020 ATM Program. The Company paid approximately $0.2 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.2 million, both of which were netted against the gross proceeds and recorded in additional paid in capital.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2020 and 2019.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

The three months ended September 30, 2020 as compared to the three months ended September 30, 2019

The following table sets forth a summary of our operating results for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,
	2020	2019	$ Change
Total revenues	$50,990	$46,833	$4,157
Total expenses	(45,146)	(42,600)	(2,546)
Operating income before gain on sales of real estate	5,844	4,233	1,611
Gain on sales of real estate	30,160	127,700	(97,540)
Operating income	36,004	131,933	(95,929)
Interest expense	(11,049)	(9,960)	(1,089)
Casualty gain	4,960	—	4,960
Loss on extinguishment of debt and modification costs	(596)	(2,869)	2,273
Miscellaneous income	322	—	322
Net income	29,641	119,104	(89,463)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	89	357	(268)
Net income attributable to common stockholders	$29,552	$118,747	$(89,195)

The change in our net income for the three months ended September 30, 2020 as compared to our net income for the three months ended September 30, 2019 primarily relates to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions. The change in our net income between the periods was also due to an increase in total expenses and an increase in interest expense partially offset by an increase in total revenues.

Revenues

Rental income. Rental income was $49.6 million for the three months ended September 30, 2020 compared to $45.9 million for the three months ended September 30, 2019, which was an increase of approximately $3.7 million. The increase between the periods was primarily due to a 2.5% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,122 as of September 30, 2020 from $1,095 as of September 30, 2019. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents.

Other income. Other income was $1.4 million for the three months ended September 30, 2020 compared to $1.0 million for the three months ended September 30, 2019, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to an increase in cable tv income of $0.5, partially offset by a $0.1 decrease in miscellaneous fees.

Expenses

Property operating expenses. Property operating expenses was $11.9 million for the three months ended September 30, 2020 compared to $11.5, which was an increase of approximately $0.4 million. The increase between periods was primarily due to a $0.2 million increase in pandemic expense.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.7 million for the three months ended September 30, 2020 compared to $6.7 million for the three months ended September 30, 2019, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions. The increase between the periods was also due to a $0.6 million, or 10.6%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.5 million for the three months ended September 30, 2020 compared to $1.4 million for the three months ended September 30, 2019, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $2.0 million for the three months ended September 30, 2020 compared to $1.9 million for the three months ended September 30, 2019. The amount incurred during the three months ended September 30, 2020 and 2019 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $0.7 million and $0.5 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the three months ended September 30, 2020, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties acquired subsequent to October 2016, excluding Hollister Place, Stone Creek at Old Farm and The Heritage, which totaled approximately $3.8 million and are considered to be permanently waived for the period. For the three months ended September 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on properties acquired subsequent to October 2016, excluding Hollister Place and Stone Creek at Old Farm, which totaled approximately $2.3 million and are considered to be permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.8 million for the three months ended September 30, 2020 compared to $2.3 million for the three months ended September 30, 2019, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase of $0.3 million in audit fees and $0.1 million equity-based compensation expense.

Property general and administrative expenses. Property general and administrative expenses were $1.6 million for the three months ended September 30, 2020 compared to $1.5 million for the three months ended September 30, 2019, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to a $0.1 million increase in digital strategy expense.

Depreciation and amortization. Depreciation and amortization costs were $17.7 million for the three months ended September 30, 2020 compared to $17.2 million for the three months ended September 30, 2019, which was an increase of approximately $0.5 million.  The increase between the periods was primarily due to an increase in depreciation expense of approximately $3.6 million, which was primarily due to our acquisition activity in 2020 and 2019 and the timing of the transactions, partially offset by a decrease of $3.1 million in amortization of intangible lease assets. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $11.0 million for the three months ended September 30, 2020 compared to $10.0 million for the three months ended September 30, 2019, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to increase in interest rate swap expense of approximately $5.3 million, partially offset by a decrease in interest on debt of approximately $4.4 million. The following table details the various costs included in interest expense for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,
	2020	2019	$ Change
Interest on debt	$6,666	$11,095	$(4,429)
Amortization of deferred financing costs	702	541	161
Interest rate swap expense	3,653	(1,678)	5,331
Interest rate caps expense	28	2	26
Total	$11,049	$9,960	$1,089

The nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

The following table sets forth a summary of our operating results for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	$ Change
Total revenues	$154,252	$131,390	$22,862
Total expenses	(145,200)	(116,839)	(28,361)
Operating income before gain on sales of real estate	9,052	14,551	(5,499)
Gain on sales of real estate	69,151	127,700	(58,549)
Operating income	78,203	142,251	(64,048)
Interest expense	(33,704)	(26,638)	(7,066)
Casualty gain	3,932	—	3,932
Miscellaneous income	1,401	—	1,401
Loss on extinguishment of debt and modification costs	(1,470)	(2,869)	1,399
Net income	48,362	112,744	(64,382)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	145	338	(193)
Net income attributable to common stockholders	$48,217	$112,406	$(64,189)

The change in our net income for the nine months ended September 30, 2020 as compared to the net loss for the nine months ended September 30, 2019 primarily relates to a decrease in gain on sales of real estate and an increase in operating expenses and interest expense, partially offset by an increase in total revenues. The change in our net income between the periods was also due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions.

Revenues

Rental income. Rental income was $149.9 million for the nine months ended September 30, 2020 compared to $128.3 million for the nine months ended September 30, 2019, which was an increase of approximately $21.6 million. The increase between the periods was primarily due to a 2.5% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,122 as of September 30, 2020 from $1,095 as of September 30, 2019. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located and an increase in the number of properties contained in the Company’s portfolio.

Other income. Other income was $4.3 million for the nine months ended September 30, 2020 compared to $3.1 million for the nine months ended September 30, 2019, which was an increase of approximately $1.2 million. The increase between the periods was primarily due to a $1.7 million increase in cable TV income, partially offset by a $0.2 million decrease in non-refundable fees and $0.3 million decrease in miscellaneous income.

Expenses

Property operating expenses. Property operating expenses were $35.6 million for the nine months ended September 30, 2020 compared to $31.3 million for the nine months ended September 30, 2019, which was an increase of approximately $4.3 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions. The increase between the periods was also due to a $0.5 million increase in pandemic expense which represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance costs were $23.5 million for the nine months ended September 30, 2020 compared to $18.1 million for the nine months ended September 30, 2019, which was an increase of approximately $5.4 million. The increase between the periods was primarily due to a $4.2 million, or 25.9%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $4.5 million for the nine months ended September 30, 2020 compared to $3.9 million for the nine months ended September 30, 2019, which was an increase of approximately $0.6 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees an increase at $5.8 million for the nine months ended September 30, 2020 and $5.6 million for the nine months ended September 30, 2019. The amount incurred during the nine months ended September 30, 2020 and 2019 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus approximately $1.8 million and $1.6 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the nine months ended September 30, 2020, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, excluding Hollister Place, Stone Creek at Old Farm and The Heritage, which totaled approximately $11.5 million and are considered to be permanently waived. For the nine months ended September 30, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, excluding Hollister Place and Stone Creek at Old Farm, which totaled approximately $5.6 million and are considered to be permanently waived for the period.  Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $8.4 million for the nine months ended September 30, 2020 compared to $7.3 million for the nine months ended September 30, 2019, which was an increase of approximately $1.1 million. The increase was primarily due to an increase in audit fees of $0.3 million.

Property general and administrative expenses. Property general and administrative expenses were $4.9 million for the nine months ended September 30, 2020 compared to $5.0 million for the nine months ended September 30, 2019, which was a decrease of approximately $0.1 million. The decrease was primarily due to a decrease in eviction fees of $0.2 million.

Depreciation and amortization. Depreciation and amortization costs were $62.5 million for the nine months ended September 30, 2020 compared to $45.7 million for the nine months ended September 30, 2019, which was an increase of approximately $16.8 million. The increase between the periods was primarily due to an increase of $17.2 million in depreciation expense, which was primarily due to our acquisition activity in 2020 and 2019 and the timing of the transactions.

Other Income and Expense

Interest expense. Interest expense was $33.7 million for the nine months ended September 30, 2020 compared to $26.6 million for the nine months ended September 30, 2019, which was an increase of approximately $7.1 million. The increase between the periods was primarily due an increase in interest rate swap expense of $11.1 million, partially offset by a decrease in interest on debt of approximately $4.7 million. The following table details the various costs included in interest expense for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	$ Change
Interest on debt	$25,912	$30,605	$(4,693)
Amortization of deferred financing costs	2,141	1,443	698
Interest rate swap expense	5,651	(5,440)	11,091
Interest rate caps expense	—	30	(30)
Total	$33,704	$26,638	$7,066

Loss on extinguishment of debt and modification costs.  There was a $1.5 million loss on extinguishment of debt and modification costs for the nine months ended September 30, 2020 compared to a $2.9 million loss for the nine months ended September 30, 2019. The decrease between the periods was primarily due to a decrease in prepayment penalties and defeasance costs of approximately $0.7 million and a decrease in write-off of deferred financing costs of approximately $0.7 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	$ Change
Prepayment penalties and defeasance costs	$711	$1,449	$(738)
Write-off of deferred financing costs	757	1,420	(663)
Debt modification and other extinguishment costs	2	—	2
Total	$1,470	$2,869	$(1,399)

Gain on sales of real estate. Gain on sale of real estate was $69.2 million during the nine months ended September 30, 2020 compared to $127.7 million for the nine months ended September 30, 2019, which was a decrease of approximately $58.5 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions.

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

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2020 and 2019

There are 28 properties encompassing 9,926 units of apartment space in our same store pool for the three months ended September 30, 2020 and 2019 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the following eight properties in our Portfolio as of September 30, 2020: Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana Apartments, Bloom, Bella Solara, and Cutter’s Point.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2020 and 2019 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Same Store
Rental income	$33,468	$32,328	$1,140	3.5%
Other income	586	635	(49)	-7.7%
Same Store revenues	34,054	32,963	1,091	3.3%
Non-Same Store
Rental income	16,110	13,526	2,584	19.1%
Other income	826	344	482	140.1%
Non-Same Store revenues	16,936	13,870	3,066	22.1%
Total revenues	50,990	46,833	4,157	8.9%

Operating expenses
Same Store
Property operating expenses (1)	7,845	7,887	(42)	-0.5%
Real estate taxes and insurance	4,921	4,644	277	6.0%
Property management fees (2)	1,017	983	34	3.5%
Property general and administrative expenses (3)	864	874	(10)	-1.1%
Same Store operating expenses	14,647	14,388	259	1.8%
Non-Same Store
Property operating expenses (4)	3,917	3,535	382	10.8%
Real estate taxes and insurance	2,765	2,087	678	32.5%
Property management fees (2)	472	425	47	11.1%
Property general and administrative expenses (5)	345	298	47	15.8%
Non-Same Store operating expenses	7,499	6,345	1,154	18.2%
Total operating expenses	22,146	20,733	1,413	6.8%

NOI
Same Store	19,407	18,575	832	4.5%
Non-Same Store	9,437	7,525	1,912	25.4%
Total NOI	$28,844	$26,100	$2,744	10.5%
(1)	For the three months ended September 30, 2020 and 2019, excludes approximately $653,000 and $26,000, respectively, of casualty-related expenses.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.

(3)

For the three months ended September 30, 2020 and 2019, excludes approximately $244,000 and $223,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended September 30, 2020 and 2019, excludes approximately $(509,000) and $8,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the three months ended September 30, 2020 and 2019, excludes approximately $106,000 and $152,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2020 and 2019.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2020 and 2019

As of September 30, 2020, our Q3 Same Store properties were approximately 95.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,058. As of September 30, 2019, our Q3 Same Store properties were approximately 93.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,039. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

Revenues

Rental income. Rental income was $33.5 million for the three months ended September 30, 2020 compared to $32.3 million for the three months ended September 30, 2019, which was an increase of approximately $1.2 million, or 3.5%. The majority of the increase is related to a 1.8% increase in the weighted average monthly effective rent per occupied apartment unit to $1,058 as of September 30, 2020 from $1,039 as of September 30, 2019, and a 1.7% increase in occupancy.

Other income. Other income remained flat at $0.6 million for the three months ended September 30, 2020, compared to $0.6 million for the three months ended September 30, 2019.

Expenses

Property operating expenses. Property operating expenses were $7.8 million for the three months ended September 30, 2020 compared to $7.9 million for the three months ended September 30, 2019, which was a decrease by $0.1 million, or 0.5%. The majority of the decrease is related to a $0.2 million, or 7.0% decrease in repair and maintenance costs, partially offset by a $0.1 million, or 5.7% increase in utilities.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.9 million for the three months ended September 30, 2020 compared to $4.6 million for the three months ended September 30, 2019, which was an increase of approximately $0.3 million, or 6.0%. The increase is related to a $0.2 million, or 4.2%, increase in property taxes and a $0.1 million, or 19.1%, increase in insurance costs.

Property management fees. Property management fees remained flat at $1.0 million for the three months ended September 30, 2020 compared to $1.0 million for the three months ended September 30, 2019.

Property general and administrative expenses. Property general and administrative expenses remained flat at $0.9 million for the three months ended September 30, 2020 compared to $0.9 million for the three months ended September 30, 2019.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2020 and 2019

There are 24 properties encompassing 9,074 units of apartment space in our same store pool for the nine months ended September 30, 2020 and 2019 (our “Same Store” properties). Our Same Store properties exclude the following twelve properties in our Portfolio as of September 30, 2020: Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana Apartments, Bloom, Bella Solara and Cutter’s Point.

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2020 and 2019 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Same Store
Rental income	$89,868	$85,901	$3,967	4.6%
Other income	1,671	2,074	(403)	-19.4%
Same Store revenues	91,539	87,975	3,564	4.1%
Non-Same Store
Rental income	60,077	42,369	17,708	41.8%
Other income	2,636	1,046	1,590	152.0%
Non-Same Store revenues	62,713	43,415	19,298	44.5%
Total revenues	154,252	131,390	22,862	17.4%

Operating expenses
Same Store
Property operating expenses (1)	20,624	20,541	83	0.4%
Real estate taxes and insurance	14,273	12,966	1,307	10.1%
Property management fees (2)	2,725	2,626	99	3.8%
Property general and administrative expenses (3)	2,390	2,642	(252)	-9.5%
Same Store operating expenses	40,012	38,775	1,237	3.2%
Non-Same Store
Property operating expenses (4)	13,766	10,689	3,077	28.8%
Real estate taxes and insurance	9,212	5,087	4,125	81.1%
Property management fees (2)	1,779	1,313	466	35.5%
Property general and administrative expenses (5)	1,437	1,262	175	13.9%
Non-Same Store operating expenses	26,194	18,351	7,843	42.7%
Total operating expenses	66,206	57,126	9,080	15.9%

NOI
Same Store	51,527	49,200	2,327	4.7%
Non-Same Store	36,519	25,064	11,455	45.7%
Total NOI	$88,046	$74,264	$13,782	18.6%

(1)	For the nine months ended September 30, 2020 and 2019, excludes approximately $61,000 and $(7,000), respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the nine months ended September 30, 2020 and 2019, excludes approximately $596,000 and $663,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the nine months ended September 30, 2020 and 2019, excludes approximately $140,000 and $33,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the nine months ended September 30, 2020 and 2019, excludes approximately $501,000 and $406,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income to NOI below under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2020 and 2019.”

Same Store Results of Operations for the Nine Months Ended September 30, 2020 and 2019

As of September 30, 2020, our Same Store properties were approximately 94.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,042. As of September 30, 2019, our Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,026. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

Revenues

Rental income. Rental income was $89.9 million for the nine months ended September 30, 2020 compared to $85.9 million for the nine months ended September 30, 2019, which was an increase of approximately $4.0 million, or 4.6%. The majority of the increase is related to a 1.6% increase in the weighted average monthly effective rent per occupied apartment unit to $1,042 as of September 30, 2020 from $1,026 as of September 30, 2019, and a 1.6% increase in occupancy.

Other income. Other income was $1.7 million for the nine months ended September 30, 2020 compared to $2.1 million for the nine months ended September 30, 2019, which was a decrease of approximately $0.4 million, or 19.4%. The majority of the decrease is related to a $0.3 million decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $20.6 million for the nine months ended September 30, 2020 compared to $20.5 million for the nine months ended September 30, 2019, which was an increase of approximately $0.1 million, or 0.4%. The majority of the increase is related to a $0.1 million, or 2.5%, increase in utilities.

Real estate taxes and insurance. Real estate taxes and insurance costs were $14.3 million for the nine months ended September 30, 2020 compared to $13.0 million for the nine months ended September 30, 2019, which was an increase of approximately $1.3 million, or 10.1%. The majority of the increase is related to a $1.1 million, or 10.0%, increase in property taxes due to higher assessments of value by taxing authorities.

Property management fees. Property management fees were $2.7 million for the nine months ended September 30, 2020 compared to $2.6 million for the nine months ended September 30, 2019, which was an increase of approximately $0.1 million, or 3.8%. The majority of the increase is related to a $4.0 million, or 4.6%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.4 million for the nine months ended September 30, 2020 compared to $2.6 million for the nine months ended September 30, 2019, which was a decrease of approximately $0.2 million. The majority of the decrease is related to a $0.2 million, or 16.6%, decrease in marketing expenses.

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2020 and 2019

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2020 and 2019 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Net income		$29,641	$119,104	$48,362	$112,744
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		1,976	1,891	5,777	5,613
Corporate general and administrative expenses		2,807	2,339	8,440	7,313
Casualty-related expenses/(recoveries)	(1)	(47)	34	726	26
Casualty gains		(4,960)	—	(3,932)	—
Miscellaneous income		(322)	—	(1,401)	—
Pandemic expense	(2)	191	—	475	—
Property general and administrative expenses	(3)	350	375	1,097	1,069
Depreciation and amortization		17,723	17,228	62,479	45,692
Interest expense		11,049	9,960	33,704	26,638
Loss on extinguishment of debt and modification costs		596	2,869	1,470	2,869
Gain on sales of real estate		(30,160)	(127,700)	(69,151)	(127,700)
NOI		$28,844	$26,100	$88,046	$74,264
Less Non-Same Store
Revenues		(16,936)	(13,870)	(62,713)	(43,415)
Operating expenses		7,499	6,345	26,194	18,351
Same Store NOI		$19,407	$18,575	$51,527	$49,200

(1)	Adjustment to net income to exclude certain property operating expenses that are casualty-related recoveries.
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019	% Change (1)
Net income		$29,641	$119,104	$48,362	$112,744	N/M
Depreciation and amortization		17,723	17,228	62,479	45,692	36.7%
Gain on sales of real estate		(30,160)	(127,700)	(69,151)	(127,700)	-45.8%
Adjustment for noncontrolling interests		(52)	(26)	(125)	(92)	35.9%
FFO attributable to common stockholders		17,152	8,606	41,565	30,644	35.6%

FFO per share - basic		$0.70	$0.36	$1.68	$1.29	30.7%
FFO per share - diluted		$0.69	$0.35	$1.65	$1.26	30.7%

Loss on extinguishment of debt and modification costs		596	2,869	1,470	2,869	-48.8%
Casualty-related expenses/(recoveries)		(47)	34	726	26	N/M
Casualty gains		(4,960)	—	(3,932)	—	0.0%
Pandemic expense	(2)	191	—	475	—	0.0%
Amortization of deferred financing costs - acquisition term notes		345	—	1,039	—	0.0%
Adjustment for noncontrolling interests		11	(9)	2	(9)	N/M
Core FFO attributable to common stockholders		13,288	11,500	41,345	33,530	23.3%

Core FFO per share - basic		$0.55	$0.48	$1.67	$1.41	18.8%
Core FFO per share - diluted		$0.53	$0.47	$1.64	$1.38	18.8%

Amortization of deferred financing costs - long term debt		357	541	1,102	1,443	-23.7%
Equity-based compensation expense		1,434	1,291	4,069	3,944	3.2%
Adjustment for noncontrolling interests		(5)	(6)	(15)	(16)	-6.3%
AFFO attributable to common stockholders		15,074	13,326	46,501	38,901	19.5%

AFFO per share - basic		$0.62	$0.55	$1.88	$1.63	15.2%
AFFO per share - diluted		$0.60	$0.54	$1.85	$1.60	15.2%

Weighted average common shares outstanding - basic		24,372	24,088	24,688	23,793	3.8%
Weighted average common shares outstanding - diluted		24,926	24,557	25,194	24,280	3.8%

Dividends declared per common share		$0.3125	$0.275	$0.938	$0.825	13.6%

FFO Coverage - diluted	(3)	2.20x	1.27x	1.76x	1.53x	15.03%
Core FFO Coverage - diluted	(3)	1.71x	1.70x	1.75x	1.67x	4.57%
AFFO Coverage - diluted	(3)	1.94x	1.97x	1.97x	1.94x	1.38%

(1)	Represents the percentage change for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2020 as compared to the three months ended September 30, 2019

FFO was $17.2 million for the three months ended September 30, 2020 compared to $8.6 million for the three months ended September 30, 2019, which was an increase of approximately $8.6 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $4.2 million.  This was partially offset by an increase in property operating expenses of $1.5 million, an increase in advisory and administrative fees of $0.1 million, an increase in interest expense of $1.1 million, an increase in corporate general and administrative expenses of $0.5 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $13.3 million for the three months ended September 30, 2020 compared to $11.5 million for the three months ended September 30, 2019, which was an increase of approximately $1.8 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by increases in casualty gains of $4.5 million, casualty-related recoveries of $0.1 million, and a decrease in loss on extinguishment of debt and modification costs of $2.3 million.

AFFO was $15.1 million for the three months ended September 30, 2020 compared to $13.3 million for the three months ended September 30, 2019, which was an increase of approximately $1.8 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and an increase in equity-based compensation expense of $0.1 million, partially offset by a decrease in amortization of deferred financing costs for long term debt of $0.2 million.

The nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

FFO was $41.6 million for the nine months ended September 30, 2020 compared to $30.6 million for the nine months ended September 30, 2019, which was an increase of approximately $11.0 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $22.9 million, partially offset by increases in total property operating expenses of $10.3 million, interest expense of $7.1 million, corporate general and administrative expenses of $1.1 million, and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $41.3 million for the nine months ended September 30, 2020 compared to $33.5 million for the nine months ended September 30, 2019, which was an increase of approximately $7.8 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, an increase in amortization of deferred financing costs for acquisition term notes of $1.0 million, an increase in pandemic expense of $0.5 million, and an increase of $0.2 million in casualty-related expenses, partially offset by a decrease in loss on extinguishment of debt and modification costs of $1.4 million and an increase in casualty gains of approximately $3.4 million.

AFFO was $46.5 million for the nine months ended September 30, 2020 compared to $38.9 million for the nine months ended September 30, 2019, which was an increase of approximately $7.6 million. The change in our AFFO between the periods primarily relates to increases in Core FFO, partially offset by a decrease in amortization of deferred financing costs for long term debt of $0.2 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of September 30, 2020, we had approximately $11.9 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James and Truist, pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000.  Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the nine months ended September 30, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, Truist and KeyBanc, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the three and nine months ended September 30, 2020 the Company issued 243,032 shares of common stock at an average price of $41.76 per share for gross proceeds of approximately $10.1 million under the 2020 ATM Program. The Company paid approximately $0.2 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.2 million, both of which were netted against the gross proceeds and recorded in additional paid in capital.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2020.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$46,524	$38,943
Net cash provided by (used in) investing activities	99,399	(297,025)
Net cash provided by (used in) financing activities	(108,489)	276,434
Net increase (decrease) in cash, cash equivalents and restricted cash	37,434	18,352
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129
Cash, cash equivalents and restricted cash, end of period	$108,616	$61,481

Cash flows from operating activities. During the nine months ended September 30, 2020, net cash provided by operating activities was $46.5 million compared to net cash provided by operating activities of $38.9 million for the nine months ended September 30, 2019. The change in cash flows from operating activities was mainly due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions.

Cash flows from investing activities. During the nine months ended September 30, 2020, net cash provided by investing activities was $99.4 million compared to net cash used in investing activities of $297.0 million for the nine months ended September 30, 2019. The change in cash flows from investing activities was mainly due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions.

Cash flows from financing activities. During the nine months ended September 30, 2020, net cash used in financing activities was $108.5 million compared to net cash provided by financing activities of $276.4 million for the nine months ended September 30, 2019. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $326.5 million, an increase in common stock repurchases of approximately $44.5 million, an increase in common stock dividends paid of approximately $3.6 million, and a decrease in proceeds from the issuance of common stock through the 2019 ATM Program of approximately $12.0 million (net of Sales Agents fees and other legal fees) between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2020, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.1 billion at a weighted average interest rate of 1.82% and an adjusted weighted average interest rate of 3.10%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.2 billion of our floating rate debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2020, interest rate swap agreements effectively covered 100% of our $1.1 billion of floating rate mortgage debt outstanding and 53.9% of our $215.0 million floating rate Credit Facility.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2020, interest rate cap agreements covered $346.5 million of our $1.1 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74%.

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

Corporate Credit Facility

On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with Truist Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension at the option of the Company, and the Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see Note 6 for additional information related to our deferred financing costs). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in aggregate commitments of $150 million as of September 30, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs.  As of September 30, 2020, there was $215 million in aggregate principal outstanding on the Corporate Credit Facility. On October 13, 2020, the Company extended the maturity date of the Corporate Credit Facility from January 28, 2021 to January 28, 2022.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of September 30, 2020, the Company believes it is compliant with all provisions.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eleven interest rate swap transactions with KeyBank and two with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion. As of September 30, 2020, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.3792%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3792%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2020, one-month LIBOR was 0.1483%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

The following table contains summary information regarding our forward interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2021	September 1, 2026	KeyBank	$200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$492,500	1.0678%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2020, one-month LIBOR was 0.1483%.
(2)	Represents the weighted average fixed rate of the forward interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2020 for the next five calendar years subsequent to September 30, 2020. We used one-month LIBOR as of September 30, 2020 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2020	2021	2022	2023	2024	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,121,805	$191	$896	$1,513	$21,300	$395,180	$702,725
Interest expense	(1)	147,155	8,875	33,174	28,800	26,533	21,905	27,868
Total		$1,268,960	$9,066	$34,070	$30,313	$47,833	$417,085	$730,593

Credit Facility
Principal payments	(2)	$215,000	$—	$215,000	$—	$—	$—	$—
Interest expense		1,883	1,456	427	—	—	—	—
Total		$216,883	$1,456	$215,427	$—	$—	$—	$—

Total contractual obligations and commitments		$1,485,843	$10,522	$249,497	$30,313	$47,833	$417,085	$730,593

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2020, we had entered into thirteen interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of September 30, 2020 to determine our expected settlements through the terms of the interest rate swaps.

(2)	On October 13, 2020, the Company extended the maturity date of the Corporate Credit Facility from January 28, 2021 to January 28, 2022.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2020, we had approximately $11.9 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,600 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2020	2019	2020	2019
Interior	(1)	$2,310	$3,322	$7,433	$8,783
Exterior and common area		4,474	2,524	15,432	7,661
Total rehab expenditures		$6,784	$5,846	$22,865	$16,444

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2020 and 2019, we completed full and partial interior rehabs on 1,248 and 1,983 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of September 30, 2020, the Company has completed its Green Program improvements on all but one property. We will complete the green improvements on these properties during 2020. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2020 and 2019.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2020. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2020 of $0.3125 per share on July 27, 2020 which was paid on September 30, 2020 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2020 and 2019. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2020, we had total indebtedness of $1.3 billion at a weighted average interest rate of 3.08%, of which $1.3 billion was debt with a floating interest rate. As of September 30, 2020, interest rate swap agreements effectively covered 100% of our $1.1 billion of floating rate mortgage debt outstanding and 53.9% of our $215.0 million floating rate Credit Facility. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of September 30, 2020.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2020, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $346.5 million of our floating rate mortgage debt at a weighted average rate of 5.74% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of September 30, 2020, of the amounts illustrated in the table below for our indebtedness as of September 30, 2020 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$250
0.50%	500
0.75%	750
1.00%	1,000

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Adviser’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of September 30, 2020, 2,166 residents are on payment plans due to the COVID-19 crisis for a total of approximately $2.8 million in rent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the nine months ended September 30, 2020, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through September 30, 2020, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61.2 million, or $25.70 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,382,155	$25.70	2,382,155	$38.8
July 1 – July 31	—	—	—	38.8
August 1 – August 31	—	—	—	38.8
September 1 – September 30	—	—	—	38.8
Total as of September 30, 2020	2,382,155	$25.70	2,382,155	$38.8

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	October 28, 2020
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	October 28, 2020
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)