Form 10-K
period 2020-12-31
NexPoint Residential Trust, Inc.
filed 2021-02-22
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2020 was approximately $736,520,000.00.

As of February 22, 2021, the registrant had 25,067,948 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2020

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with the current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases;
•	risks associated with the ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value enhancement multifamily properties rather than more conservative investment strategies;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”);
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
•

high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations, such as the Americans with Disabilities Act of 1990 and the Fair Housing Act;

•	risks associated with limited warranties we may obtain when purchasing properties;
•	exposure to decreases in market rents due to our short-term leases;

ii

•	risks associated with operating through joint ventures and funds;
•	our dependence on information systems;
•	risks associated with breaches of our data security;
•	costs associated with being a public company, including compliance with securities laws;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;
•	loss of key personnel of NexPoint Advisors, L.P. (our “Sponsor”), NexPoint Real Estate Advisors, L.P. (“our Advisor”) and our property manager;
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

iii

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2020, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10 to our consolidated financial statements).

The Company is externally managed by the Adviser through an agreement dated March 16, 2015, as amended, and renewed on February 15, 2021 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Board. The Adviser is wholly owned by our Sponsor.

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

The entities through which we own the properties in the Portfolio have entered into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH operates and leases the underlying properties in the Portfolio and provides construction management services. BH has significant experience operating and leasing multifamily properties, having begun business in 1993 and currently operating and leasing approximately 99,000 multifamily units across the country. The Company pays BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees. BH is an affiliate of the noncontrolling limited partner of the OP. See Note 10 to our consolidated financial statements for additional information.

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

As of December 31, 2020, the Company, through the OP and the wholly owned TRS, owned 37 properties representing 14,069 units in seven states, as further described under Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

2020 Highlights

Key highlights and transactions completed in 2020 include the following:

•

2020 ATM Program: On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities, Inc. f/k/a SunTrust Robinson Humphrey, Inc. (“Truist”, and

together with Jefferies, Raymond James and KeyBanc, the “2020 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, Truist, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program:

Gross proceeds	$31,546,577
Common shares issued	718,306
Gross average sale price per share	$43.92

Sales commissions	$473,199
Offering costs	609,615
Net proceeds	30,463,763
Average price per share, net	$42.41

•	Acquisitions: We completed one acquisition in 2020. Details of the acquisition are in the table below (dollars in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Fairways at San Marcos	Chandler, Arizona	November 2, 2020	$84,480	$46,464	352	100%

(1)	For additional information regarding our debt, see Note 6 to our consolidated financial statements.
•	Dispositions: We sold four properties totaling 1,067 units in 2020. Details of the dispositions are in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)	Gain on Sale of Real Estate
Southpoint Reserve at Stoney Creek	Fredericksburg, Virginia	March 20, 2020	$23,500	$13,101	$23,176	$5,469
Willow Grove	Nashville, Tennessee	March 26, 2020	31,300	14,818	31,005	17,513
Woodbridge	Nashville, Tennessee	March 26, 2020	31,700	13,677	31,237	15,990
Eagle Crest	Irving, Texas	September 30, 2020	55,500	29,510	54,779	30,160
			$142,000	$71,106	$140,197	$69,132

(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Represents sales price, net of closing costs.

•

Renovations: For the properties in our Portfolio as of December 31, 2020, we completed full and partial renovations on 1,679 units at an average cost of $6,011 per renovated unit. Since inception, for the properties in our Portfolio as of December 31, 2020, we have completed full and partial renovations on 5,355 units at an average cost of $7,039 per renovated unit that has been leased as of December 31, 2020. We have achieved average rent growth of 10.9%, or a $115 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2020, resulting in a return on investment on capital expended for interior renovations of 22.5%.

•

Dividends: We declared dividends totaling $32.6 million, or $1.279 per share. During the fourth quarter of 2020, we increased our quarterly dividend for the fourth time since the Spin-Off to $0.34125 per share, which was an increase of $0.0288 per share, or a 9.2% increase, over our previous quarterly dividends declared in 2020. The increase in our quarterly dividend to $0.34125 per share is an increase of $0.1353 per share, or a 65.7% increase, over our quarterly dividends declared from the Spin-Off through the third quarter of 2016. Our fourth quarter dividend equates to a 3.2% annualized yield based on our closing share price of $42.31 on December 31, 2020.

•

Results of Operations and Non-GAAP Measures: We reported the following net income, net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2020 as compared to the year ended December 31, 2019 (dollars in thousands):

		For the Year Ended December 31,
		2020	2019	$ Change		% Change
Net income (loss)		$44,150	$99,438	$(55,288)	(1)	-55.6%
NOI	(2)	116,092	102,591	13,501		13.2%
FFO attributable to common stockholders	(2)	57,238	40,718	16,520		40.6%
Core FFO attributable to common stockholders	(2)	55,512	47,573	7,939		16.7%
AFFO attributable to common stockholders	(2)	62,448	54,213	8,235		15.2%

(1)

The change in our net income between the periods primarily relates to a decrease in gain on sales of real estate of $58.5 million and increases in total property operating expenses of $4.5 million and depreciation and amortization expense of $13.3 million, partially offset by an increase in total revenues of $23.7 million.

(2)

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).

•

Same Store Growth: There are 24 properties encompassing 9,074 units of apartment space in our same store pool for the years ended December 31, 2020 and 2019 (our “2019-2020 Same Store” properties). For our 2019-2020 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

Operating Metric	2020	2019	% Change
Occupancy (1)	94.2%	94.3%	-0.1%
Average Effective Monthly Rent Per Unit (2)	$1,047	$1,033	1.4%
Rental income (in thousands)	$120,109	$115,588	3.9%
Other income (in thousands)	$2,106	$2,331	-9.7%
NOI (in thousands)	$68,150	$66,054	3.2%

(1)	Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.
(2)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•

Cash Position: At December 31, 2020, we had $57.0 million of cash on our balance sheet, of which $10.6 million was reserved for future renovations, and $21.9 million was reserved for lender-required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

•	COVID-19: For information on the effects COVID-19 pandemic had on our business, see Item 1A. “Risk Factors” to our consolidated financial statements included in this annual report.

Our Real Estate Portfolio

As of December 31, 2020, we owned 37 properties representing 14,069 units in seven states that were approximately 94.1% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,128. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

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

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2020, with the exception of the properties we acquired in 2020, we have renovated the exteriors and common areas at a majority of the properties in our Portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards and 5) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. Since inception, for the properties in our Portfolio as of December 31, 2020, we have completed full and partial renovations on 5,355 units out of our 14,069 total units with an average monthly rental increase per unit of $126 and an average cost of $7,039 per renovated unit that has been leased as of December 31, 2020. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2020, we had reserved approximately $10.6 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,205 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•	manages approximately 99,000 multifamily units in 25 states and has managed multifamily communities for 28 years;
•	brings a scale of operations we could not otherwise achieve for approximately 3% of gross income, which is the contracted amount we pay for its property management services;
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

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 15, 2021, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term.

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

Americans with Disabilities Act

The properties in our Portfolio must comply with Title III of the Americans with Disability Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Fair Housing Act

The Fair Housing Act (the “FHA”), its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, financial capability or other bases. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could materially and adversely affect us. We believe that we operate our properties in substantial compliance with the FHA.

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

Human Capital Disclosure

As of December 31, 2020, we had three employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, and training, compensation and advancement is qualifications performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We expect we will only have accounting employees while the Advisory Agreement is in effect.

Corporate Information

Our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our Adviser’s telephone number is (972) 628-4100. We maintain a website at nxrt.nexpoint.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC. These documents may also be found on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this annual report in evaluating us and our capital stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our capital stock.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with the current COVID-19 pandemic and the future outbreak of other highly infection or contagious diseases;
•	risks associated with the ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value enhancement multifamily properties rather than more conservative investment strategies;
•	risks associated with operating through joint ventures and funds;
•	our dependence on information systems;
•	risks associated with breaches of our data security;
•	costs associated with being a public company, including compliance with securities laws;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;
•	loss of key personnel of our Sponsor, our Adviser and our property manager;
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

•	risks associated with our ownership of interests in taxable REIT subsidiaries;
•	the recognition of taxable gains from the sale of properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Code
•	the risk that the Internal Revenue Service may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels; and
•	risks associated with limitations of liability for and our indemnification of our directors and officers.

Risks Related to Our Business and Industry

The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic has had, and other pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has evolved rapidly and, as cases of COVID-19 were identified in additional countries, many countries, including the United States, reacted by instituting quarantines, manding business and school closures and restricting travel.

As a result of the recent spikes in COVID-19 cases in the United States, certain states and cities, including where we own properties and operate our businesses, have reinstituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of businesses that may continue to operate, and/or restrictions if the current trend continues and cannot predict when such restrictions will expire. As a result, the COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, almost every industry directly or indirectly, which may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rest as and when due. In addition, our property manager may be limited in its ability to properly maintain our properties.

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

•	weaker economic conditions due to the COVID-19 pandemic could require us to recognize future impairment losses;
•	a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties;
•	a change in housing trends, including tenants seeking properties with yards or larger outdoor spaces;
•

the potential negative impact on the health of the employees of our Adviser and our property manager, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption; and

•	the timing of the development and distribution of an effective vaccine or treatments for COVID-19.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Adviser’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of December 31, 2020, 173 residents were on payment plans due to the COVID-19 crisis for a total of approximately $0.1 million in rent.

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, our rental rates, rent collections, operating expenses, the market value of our properties and our ability to strategically acquire, dispose, recapitalize or refinance our multifamily properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates is adversely affected by increases in supply of multifamily communities in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, the COVID-19 pandemic job losses and unemployment levels, a recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including debt service and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our multifamily properties would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our assets. Factors that may affect our occupancy levels, our revenues, our NOI and/or the value of our properties include the following, among others:

•	the COVID-19 pandemic and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or treat its impact of COVID-19;
•	downturns in global, national, regional and local economic conditions;
•	declines in the financial condition of our residents, which may make it more difficult for us to collect rents from these residents;
•	the inability or unwillingness of our residents to pay rent increases;
•	a decline in household formation;
•	a decline in employment or lack of employment growth;

•	an oversupply of, or a reduced demand for, apartment homes;
•	changes in market rental rates in our core markets;
•	our ability to renew leases or re-lease space on favorable terms;
•	the timing and costs associated with property improvements, repairs and renovations;
•	declines in mortgage interest rates, making home and condominium ownership more affordable;
•	changes in home loan lending practices, including the easing of credit underwriting standards, increasing the availability of home loans and thereby reducing demand for apartment homes;
•	government or builder incentives which enable first-time homebuyers to put little or no money down, making alternative housing options more attractive;
•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and
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

As of December 31, 2020, we had approximately $1.2 billion and $15.0 million of outstanding consolidated indebtedness under our Freddie Mac and Fannie Mae mortgage loans, respectively. We rely on national and regional institutions, including Freddie Mac and Fannie Mae, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is significant uncertainty regarding the futures of Freddie Mac and Fannie Mae. Should Freddie Mac and Fannie Mae have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our assets. We are also subject to the following risks in connection with sales of our apartment communities:

•

a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as an exchange under Section 1031 of the Code (“1031 Exchanges”) so that any related capital gain can be deferred for U.S. federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and

•

U.S. federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

Risks Related to Health and the Environment

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

Risks Related to Indebtedness

Variable rate debt is subject to interest rate risk, which could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2020, approximately $1.3 billion of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2020, thirteen interest rate swap agreements, with a combined notional amount of $1.2 billion and terms expiring in 2021, 2022, 2024 and 2026, effectively fix the interest rate on $1.2 billion, or 91%, of our $1.3 billion of floating rate debt outstanding. As of December 31, 2020, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $393.0 million of our floating rate mortgage debt outstanding at a weighted average rate of 5.16% for the term of the agreements, which is generally 3-4 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The ICE Benchmark Administration Limited also recently announced that it will consult on its intention to extend the publication of LIBOR to June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

Approximately 90.0% of our portfolio as of December 31, 2020 pays interest at a variable rate that is tied to LIBOR. If LIBOR is no longer available, our loan documents generally allow us to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing.

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

As of December 31, 2020, there was $1.2 billion million of mortgage debt outstanding related to our Portfolio.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware, or the Highland Bankruptcy, which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). Highland filed for Chapter 11 bankruptcy protection on October 16, 2019. On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland. On February 8, 2021, the Bankruptcy Court announced its intent to confirm Highlands’s Fifth Amended Plan of Reorganization.  The Bankruptcy Court instructed Highland’s counsel to prepare a written order, which has not yet been circulated or presented to the Bankruptcy Court for entry.  Once the written order is entered, it is automatically stayed for 14 days and will become a final order unless an appeal is filed within that 14-day period. While neither our Sponsor nor our Adviser were parties to the bankruptcy filing, the Highland Bankruptcy could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future capital raising activities. In addition, the Highland Bankruptcy may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Advisor and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.

Further, under the Fifth Amended Plan of Reorganization, Highland was expected to continue to provide certain back office and administrative services, including services under a Shared Services Agreement to our Sponsor. Under this Agreement, our Adviser would have been able to utilize employees from Highland in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. However, under the Fifth Amended Plan of Reorganization and subsequent agreements between Highland and our Sponsor, the Shared Services Agreement with our Sponsor is expected to terminate on February 19, 2020. Our Sponsor and Adviser expect to be able to provide or outsource the services it was receiving under the Shared Services Agreement with Highland. However, there can be no assurances that our Sponsor and Adviser will be able to provide the same level of services or upon the same terms that they received under the Shares Services Agreement. Further, any delays in obtaining these services could have an adverse effect on our business, financial condition, and results of operation.

The Highland Bankruptcy could create potential conflicts of interest and uncertainty related to our commercial relationship with Highland.

Our Adviser and/or its general partner, limited partners, officers, affiliates and employees provide investment advice to other parties and manage other accounts and private investment vehicles similar to the Company. Our Adviser has historically been affiliated through common control with Highland, an SEC-registered investment adviser that filed for Chapter 11 bankruptcy protection on October 16, 2019. On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds.

As a result of these changes, our Sponsor and Advisor are no longer under common control with Highland or a related person of Highland. Mr. Dondero continues to be a portfolio manager for our Adviser. Under the Fifth Amended Plan of Reorganization, Highland intends to terminate the Shared Services Agreement with our Sponsor. However, based upon on-going discussions with Highland, our Sponsor and Adviser expect to be able to continue to receive these services through a transfer of personnel, equipment and facilities from Highland either to our Sponsor or to a third-party service provider. Employees of Highland providing services to our Sponsor or Adviser could face conflicts arising from, for example, Highland and our Sponsor or Adviser acting separately with respect to investment determinations on assets commonly held by clients respectively of Highland and our Sponsor or Adviser, although any such persons will not have sole investment discretion with respect to any determinations made by our Sponsor or Adviser for its clients. If the Highland employees are transferred to another employer, they may have similar conflicts of interests as do the current Highland employees.

We depend upon key personnel of our Adviser and its affiliates and our property manager.

We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We also depend on BH for our property management and construction services. We depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser and of our property manager to achieve our investment objectives, including Messrs. Dondero, Mitts, McGraner, Goetz and Sauter, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

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

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our Adviser, members of our Adviser’s management team or sponsored by our former affiliate Highland or its affiliates. In addition, the previously sponsored investment programs by Highland were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Highland affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the management team, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

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

Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including NexPoint Real Estate Finance, Inc. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser or its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

Risks Related to Legal, Regulatory, Tax and Accounting

Our failure to qualify as a REIT for U.S federal income tax purposes would reduce the amount of income we have available for distribution and limit our ability to make distributions to our stockholders.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of shares of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT and would not be allowed to re-elect REIT status for the four taxable years following the year in which we failed to qualify as a REIT.

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

Our OP intends to qualify as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting purposes. If classified as a partnership, our OP generally will not be a taxable entity and will not incur any U.S. federal income tax liability. However, our OP would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, because of the redemption rights of its outside limited partner, the OP’s units held by such limited partner could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. If our OP were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRS we form in the future will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

We will be required to pay a 100% tax on any “redetermined rents,” “redetermined deductions,” “excess interest” or “redetermined TRS service income.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our tenants by a TRS of ours. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS of ours for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations. Redetermined TRS service income generally represents amounts by which the gross income of a TRS attributable to its services for or on behalf of us (other than to a tenant of ours) would be increased based on arm’s length negotiations.

Our TRS is and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our ownership of interests in TRSs.

As a REIT, the value of our interests in our TRSs generally may not exceed 20% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. For taxable years beginning before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. At the maximum ordinary income tax rate of 37% applicable for taxable years beginning before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

The share ownership restrictions of the Code for REITs and the 6.2% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our common stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our common stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our common stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.2% in value of the aggregate of the outstanding shares of our capital stock and more than 6.2% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 6.2% ownership limit would result in our failing to qualify as a REIT. Our Board granted a waiver from the ownership limits for Jim Dondero and certain of his affiliates, and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

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

The U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, which could result in statutory changes as well as frequent revisions to regulations and interpretations.

There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. Furthermore, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding potential future changes to the U.S. federal tax laws on an investment in our stock.

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

We have listed shares of our common stock on the NYSE under the symbol “NXRT.” The price of NXRT common stock may fluctuate significantly. Further, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;
•	changes in our operations or earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;
•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this annual report;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet income estimates;
•	failure to meet and maintain REIT qualifications; and
•	general market and economic conditions, including as a result of the COVID-19 pandemic.

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest, including the following:

•

Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify, and elect to be taxed, as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 6.2% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 6.2% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 6.2% of our outstanding shares of common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interest. Our Board granted a waiver from the ownership limits applicable to holders of our common stock to Jim Dondero and certain of his affiliates and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT.

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

Pursuant to the Maryland Business Combination Act, our Board by resolution exempted from the provisions of the Maryland Business Combination Act all business combinations (1) between our Adviser, Jim Dondero and certain of his affiliates or their respective affiliates and us and (2) between any other person and us, provided that such business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

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

Additionally, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we cannot maintain effective procedures or internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

General Risks

We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends to our stockholders.

Our business depends on the communications and information systems of our Sponsor, to which we have access through our Adviser. In addition, certain of these systems are provided to our Sponsor by third-party service providers. To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur or if we use software that contains an unknown vulnerability or that is subject to an attack, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims. This, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, our Portfolio consisted of 37 properties representing 14,069 units in seven states. The following table provides a summary of the properties in our Portfolio as of December 31, 2020:

						As of December 31, 2020
Properties by State		Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)
2019-2020 Same Store Properties
Texas
Arbors on Forest Ridge		Bedford, Texas	210	1/31/2014	$12,805	$917	94.3%	263	$2,751
Silverbrook		Grand Prairie, Texas	642	1/31/2014	30,400	926	94.9%	702	2,648
Versailles		Dallas, Texas	388	2/26/2015	26,165	925	94.3%	455	3,930
Venue at 8651		Fort Worth, Texas	333	10/30/2015	19,250	933	93.4%	403	4,333
Old Farm		Houston, Texas	734	12/29/2016	84,721	1,133	92.1%	—	—
Stone Creek at Old Farm		Houston, Texas	190	12/29/2016	23,332	1,194	92.1%	—	—
Hollister Place		Houston, Texas	260	2/1/2017	24,500	1,007	91.2%	428	3,961
Atera Apartments		Dallas, Texas	380	10/25/2017	59,200	1,247	92.1%	206	3,217
Crestmont Reserve		Dallas, Texas	242	9/26/2018	24,680	895	98.8%	129	2,448
Florida
The Summit at Sabal Park		Tampa, Florida	252	8/20/2014	19,050	1,033	96.0%	348	3,300
Courtney Cove		Tampa, Florida	324	8/20/2014	18,950	946	93.5%	180	4,815
Sabal Palm at Lake Buena Vista		Orlando, Florida	400	11/5/2014	49,500	1,259	95.0%	256	601
Cornerstone		Orlando, Florida	430	1/15/2015	31,550	1,056	91.2%	324	5,312
Seasons 704 Apartments		West Palm Beach, Florida	222	4/15/2015	21,000	1,209	98.6%	170	5,738
Parc500		West Palm Beach, Florida	217	7/27/2016	22,421	1,340	97.7%	168	14,953
Georgia
The Preserve at Terrell Mill		Marietta, Georgia	752	2/6/2015	58,000	1,006	95.5%	540	9,644
Rockledge Apartments		Marietta, Georgia	708	6/30/2017	113,500	1,261	95.5%	661	4,603
Tennessee
Beechwood Terrace		Antioch, Tennessee	300	7/21/2014	21,400	947	95.7%	361	3,559
Cedar Pointe		Antioch, Tennessee	210	8/24/2018	26,500	1,075	96.2%	150	3,364
Brandywine I & II		Nashville, Tennessee	632	9/26/2018	79,800	960	94.3%	176	9,427
Arizona
Madera Point		Mesa, Arizona	256	8/5/2015	22,525	980	93.8%	226	3,961
The Venue on Camelback		Phoenix, Arizona	415	10/11/2016	44,600	821	93.7%	146	11,153
North Carolina
Radbourne Lake		Charlotte, North Carolina	225	9/30/2014	24,250	1,137	89.8%	315	905
Timber Creek		Charlotte, North Carolina	352	9/30/2014	22,750	949	93.5%	282	5,511
Total 2019-2020 Same Store Properties			9,074		$880,849	$1,047	94.2%	6,889	$4,583

Non-Same Store Properties
Texas
Cutter's Point	(5)	Richardson, Texas	196	1/31/2014	15,845	1,112	95.0%	218	3,776
Summers Landing		Fort Worth, Texas	196	6/7/2019	19,396	941	95.9%	60	3,306
Nevada
Bella Solara		Las Vegas, Nevada	320	11/22/2019	66,500	1,128	91.6%	36	12,320
Bloom		Las Vegas, Nevada	528	11/22/2019	106,500	1,120	94.1%	25	13,798
Torreyana Apartments		Las Vegas, Nevada	315	11/22/2019	68,000	1,184	93.0%	9	12,063
Tennessee
Arbors of Brentwood		Nashville, Tennessee	346	9/10/2019	62,250	1,194	91.3%	171	2,291
Residences at Glenview Reserve		Nashville, Tennessee	360	7/17/2019	45,000	993	92.8%	56	11,224
Arizona
Bella Vista		Phoenix, Arizona	248	1/28/2019	48,400	1,320	95.6%	77	12,089
The Enclave		Tempe, Arizona	204	1/28/2019	41,800	1,355	97.5%	74	10,559
The Heritage		Phoenix, Arizona	204	1/28/2019	41,900	1,298	94.1%	75	11,223
Fairways at San Marcos		Chandler, Arizona	352	11/2/2020	84,480	1,232	96.0%	—	—
Florida
Avant at Pembroke Pines		Pembroke Pines, Florida	1,520	8/30/2019	322,000	1,515	94.4%	147	14,593
Residences at West Place		Orlando, Florida	342	7/17/2019	55,000	1,214	90.1%	57	6,842
Total Non-Same Store Properties			5,131		$977,071	$1,276	93.8%	1,005	$8,559

Total			14,205		$1,857,920	$1,128	94.1%	7,894	$4,963

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2020 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2020.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2020, divided by the total number of units, expressed as a percentage.
(3)	Inclusive of all full and partial interior upgrades completed.
(4)	Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2020.

(5)

Cutter’s Point suffered significant damage from a tornado on October 20, 2019 which necessitated a temporary halt to operation of all 196 units. Upon completion of Phase I of the rebuild efforts, the Company returned 60 units to service in 2020; there are 57 units occupied out of the 60 available as of December 31, 2020. The remaining 136 units are currently being rebuilt as part of Phase II of the rebuild with an expected return to service in 2021. (see Note 5).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 22, 2021, we had 25,067,948 shares of common stock outstanding held by a total of approximately 948 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our common stock trades on the NYSE under the ticker symbol “NXRT.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, our Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the year ended December 31, 2020, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through December 31, 2020, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61.2 million, or $25.70 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,382,155	$25.70	2,382,155	$38.8
October 1 – October 31	—	—	—	38.8
November 1 – November 30	—	—	—	38.8
December 1 – December 31	—	—	—	38.8
Total as of December 31, 2020	2,382,155	$25.70	2,382,155	$38.8

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the cumulative total stockholder return on our common shares for the measurement period commencing December 31, 2015 and ending December 31, 2020 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ) and the Standard & Poor’s U.S. REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

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

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data
Net real estate investments (1)	$1,760,749	$1,781,810	$1,087,542	$991,156	$963,037
Total assets	1,829,214	1,865,989	1,161,210	1,055,375	1,035,397
Mortgage debt, net (1)	1,162,855	1,186,547	838,020	754,405	423,138
Credit and bridge facilities, net	182,323	216,501	—	38,419	340,366
Total debt, net (1)	1,345,178	1,403,048	838,020	792,824	763,504
Total liabilities	1,418,189	1,436,453	862,615	813,796	779,295
Redeemable noncontrolling interests in the Operating Partnership	3,098	3,295	2,567	2,135	—
Noncontrolling interests	—	—	—	—	24,558
Stockholders' equity	407,927	426,241	296,028	239,444	231,544

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Data
Total revenues	$204,800	$181,066	$146,597	$144,235	$132,848
Net income (loss)	44,150	99,438	(1,614)	56,359	25,888
Net income (loss) attributable to common stockholders	44,018	99,140	(1,609)	53,374	21,882
Earnings (loss) per weighted average common share - basic	1.78	4.11	(0.08)	2.53	1.03
Earnings (loss) per weighted average common share - diluted	1.74	4.03	(0.08)	2.49	1.03
Weighted average common shares outstanding - basic	24,715	24,116	21,189	21,057	21,232
Weighted average common shares outstanding - diluted	25,234	24,593	21,667	21,399	21,314

Cash Flow Data
Cash flows provided by operating activities	$57,226	$51,366	$41,743	$37,506	$33,776
Cash flows provided by (used in) investing activities	11,503	(553,129)	(136,954)	2,324	(51,904)
Cash flows provided by (used in) financing activities	(82,896)	529,816	95,092	(51,843)	10,294

Other Data
Dividends declared per common share	$1.279	$1.138	$1.025	$0.910	$0.838

FFO attributable to common stockholders (2)	$57,238	$40,718	$32,018	$25,051	$31,016
FFO per share - basic	2.32	1.69	1.51	1.19	1.46
FFO per share - diluted	2.27	1.66	1.48	1.17	1.46

Core FFO attributable to common stockholders (2)	$55,512	$47,573	$35,081	$30,147	$31,485
Core FFO per share - basic	2.25	1.97	1.66	1.43	1.48
Core FFO per share - diluted	2.20	1.93	1.62	1.41	1.48

AFFO attributable to common stockholders (2)	$62,448	$54,213	$40,753	$34,772	$33,593
AFFO per share - basic	2.53	2.25	1.92	1.65	1.58
AFFO per share - diluted	2.47	2.20	1.88	1.62	1.58

(1)	Includes amounts classified as held for sale, where applicable.
(2)

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

Overview

As of December 31, 2020, our Portfolio consisted of 37 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 14,069 units of apartment space that was approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,128. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2020, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the NOI at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 15, 2021 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc and Truist, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc, Raymond James, Truist, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2020, 2019 and 2018.

For information on the effects the COVID-19 pandemic had on our business, see  Note 13 “Subsequent Events—COVID-19” to our consolidated financial statements included in this annual report.

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

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

The year ended December 31, 2020 as compared to the year ended December 31, 2019

The following table sets forth a summary of our operating results for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
Total revenues	$204,800	$181,066	$23,734
Total expenses	(191,236)	(166,157)	(25,079)
Operating income before gain on sales of real estate	13,564	14,909	(1,345)
Gain on sales of real estate	69,151	127,684	(58,533)
Operating income	82,715	142,593	(59,878)
Interest expense	(44,753)	(37,385)	(7,368)
Loss on extinguishment of debt and modification costs	(1,470)	(2,869)	1,399
Casualty gains (losses)	5,886	(3,488)	9,374
Miscellaneous income	1,772	587	1,185
Net income	44,150	99,438	(55,288)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	132	298	(166)
Net income attributable to common stockholders	$44,018	$99,140	$(55,122)

The change in our net income between the periods primarily relates to a decrease in gain on sales of real estate of $58.5 million and increases in total property operating expenses of $4.5 million and depreciation and amortization expense of $13.3 million, partially offset by an increase in total revenues of $23.7 million. The change in our net income between the periods was also due to our acquisition and disposition activity in 2019 and 2020 and the timing of the transactions (we purchased three properties in the first quarter of 2019, one property in the second quarter of 2019, four properties in the third quarter of 2019, three properties in the fourth quarter of 2019, and disposed of six properties in the third quarter of 2019; we disposed of three properties in the first quarter of 2020, one property in the third quarter of 2020, and purchased one property in the fourth quarter of 2020).

Revenues

Rental income was $199.2 million for the year ended December 31, 2020 compared to $177.2 million for the year ended December 31, 2019, which was an increase of approximately $22.0 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2020 and the timing of the transactions, as described above, and a 2.3% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,128 as of December 31, 2020 from $1,103 as of December 31, 2019, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $5.6 million for the year ended December 31, 2020 compared to $3.9 million for the year ended December 31, 2019, which was an increase of approximately $1.7 million. The increase between the periods was primarily due to a $1.9 million increase in cable TV income partially offset by a $0.1 million decrease in application fees.

Expenses

Property operating expenses. Property operating expenses were $47.2 million for the year ended December 31, 2020 compared to $42.7 million for the year ended December 31, 2019, which was an increase of approximately $4.5 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2019 and 2020 and the timing of the transactions, as described above. The increase between periods was also due to a $0.8 million, or 4.0%, increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $31.7 million for the year ended December 31, 2020 compared to $25.1 million for the year ended December 31, 2019, which was an increase of approximately $6.6 million. The increase between the periods was primarily due to a $5.1 million, or 23.1%, increase in property taxes. The increase between the periods was also due to our acquisition and disposition activity in 2019 and 2020 and the timing of the transactions, as described above. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $6.0 million for the year ended December 31, 2020 compared to $5.4 million for the year ended December 31, 2019, which was an increase of approximately $0.6 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $7.7 million for the year ended December 31, 2020 compared to $7.5 million for the year ended December 31, 2019, which was an increase of approximately $0.2 million. For the year ended December 31, 2020, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, excluding Hollister Place, Stone Creek at Old Farm and The Heritage, which totaled approximately $15.4 million and are considered to be permanently waived. For the year ended December 31, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the properties we acquired subsequent to October 2016, excluding Hollister Place and Stone Creek at Old Farm, which totaled approximately $9.1 million and are considered to be permanently waived for the period. The advisory and administrative fees waived by our Adviser for the years ended December 31, 2020 and 2019 are considered to be permanently waived for the periods. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $10.0 million for the year ended December 31, 2020 compared to $9.6 million for the year ended December 31, 2019, which was an increase of approximately $0.4 million. The increase was primarily due to an increase in stock compensation expense of $0.4 million.

Property general and administrative expenses. Property general and administrative expenses were $6.2 million for the year ended December 31, 2020 compared to $6.8 million for the year ended December 31, 2019, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to decreases in eviction fees of $0.2 million.

Depreciation and amortization. Depreciation and amortization costs were $82.4 million for the year ended December 31, 2020 compared to $69.1 million for the year ended December 31, 2019, which was an increase of approximately $13.3 million. The increase between the periods was primarily due to an increase of depreciation expense of $19.2 million, partially offset by the amortization of intangible lease assets of $6.8 million related to six properties for the year ended December 31, 2020 compared to $12.7 million related to fourteen properties for the year ended December 31, 2019, which was a decrease of approximately $5.9 million.

Other Income and Expense

Interest expense. Interest expense was $44.8 million for the year ended December 31, 2020 compared to $37.4 million for the year ended December 31, 2019, which was an increase of approximately $7.4 million. The increase between the periods was primarily due to an increase in interest rate swap expense of approximately $15.8 million, partially offset by a decrease in interest on debt of $9.2 million. The following table details the various costs included in interest expense for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
Interest on debt	$32,546	$41,744	$(9,198)
Amortization of deferred financing costs	2,837	2,083	754
Interest rate swaps	9,337	(6,472)	15,809
Interest rate caps expense	33	30	3
Total	$44,753	$37,385	$7,368

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $1.5 million for the year ended December 31, 2020 compared to $2.9 million for the year ended December 31, 2019, which was a decrease of approximately $1.4 million. The decrease between periods was primarily due to a decrease in prepayment penalties and defeasance costs of $0.7 million and a decrease in write-offs of deferred financing costs of $0.7 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
Prepayment penalties and defeasance costs	$711	$1,449	$(738)
Write-off of deferred financing costs	756	1,419	(663)
Write-off of fair market value adjustment of assumed debt	—	—	—
Debt modification and other extinguishment costs	3	1	2
Total	$1,470	$2,869	$(1,399)

Casualty gains (losses). Casualty gains were $5.9 million for the year ended December 31, 2020 compared to casualty losses of $3.5 million for the year ended December 31, 2019. The increase between periods was primarily due to significant damages sustained at Cutter’s Point, Venue 8651, and Timber Creek (see Note 5 to our consolidated financial statements).

Miscellaneous income. Miscellaneous income was $1.8 million for the year ended December 31, 2020 compared to $0.6 million for the year ended December 31, 2019, which was an increase of approximately $1.2 million. The increase between the periods was primarily due to business interruption proceeds received from insurance for lost rents at Cutter’s Point and Venue 8651 (see Note 5 to our consolidated financial statements).

Gain on sales of real estate. Gain on sales of real estate was $69.2 million for the year ended December 31, 2020 compared to $127.7 million for the year ended December 31, 2019, which was a decrease of approximately $58.5 million. During the year ended December 31, 2020, we sold four properties; during the year ended December 31, 2019, we sold six properties.

The year ended December 31, 2019 as compared to the year ended December 31, 2018

The following table sets forth a summary of our operating results for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018	$ Change
Total revenues	$181,066	$146,597	$34,469
Total expenses	(166,157)	(129,805)	(36,352)
Operating income	14,909	16,792	(1,883)
Interest expense	(37,385)	(28,572)	(8,813)
Loss on extinguishment of debt and modification costs	(2,869)	(3,576)	707
Gain on sales of real estate	127,684	13,742	113,942
Casualty losses	(3,488)	—	(3,488)
Miscellaneous income	587	—	587
Net income (loss)	99,438	(1,614)	101,052
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	298	(5)	303
Net income (loss) attributable to common stockholders	$99,140	$(1,609)	$100,749

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

Real estate taxes and insurance. Real estate taxes and insurance costs were $25.1 million for the year ended December 31, 2019 compared to $20.7 million for the year ended December 31, 2018, which was an increase of approximately $4.4 million. The increase between the periods was primarily due to a $3.8 million, or 21.0%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $5.4 million for the year ended December 31, 2019 compared to $4.4 million for the year ended December 31, 2018, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees remained flat at $7.5 million for the years ended December 31, 2019 and 2018. The amount incurred during the years ended December 31, 2019 and 2018 represents the maximum fee allowed on properties defined as Contributed Assets under the Advisory Agreement plus $2.1 million and $2.1 million, respectively, of advisory and administrative fees incurred on certain properties defined as New Assets. For the year ended December 31, 2019, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the nineteen properties we acquired subsequent to October 2016, which totaled approximately $9.1 million and are considered to be permanently waived. For the year ended December 31, 2018, our Adviser elected to voluntarily waive the advisory and administrative fees incurred on the eight properties we acquired subsequent to October 2016, which totaled approximately $4.1 million and are considered to be permanently waived for the period. The advisory and administrative fees waived by our Adviser for the years ended December 31, 2019 and 2018 are considered to be permanently waived for the periods. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

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

Depreciation and amortization. Depreciation and amortization costs were $69.1 million for the year ended December 31, 2019 compared to $47.5 million for the year ended December 31, 2018, which was an increase of approximately $21.6 million. The increase between the periods was primarily due to the amortization of intangible lease assets of $12.7 million related to fourteen properties for the year ended December 31, 2019 compared to $2.5 million related to four properties for the year ended December 31, 2018, which was an increase of approximately $10.3 million. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

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

	For the Year Ended December 31,
	2019	2018	$ Change
Interest on debt	$41,744	$30,870	$10,874
Amortization of deferred financing costs	2,083	1,650	433
Interest rate swaps - effective portion	(6,472)	(4,224)	(2,248)
Interest rate caps expense	30	276	(246)
Total	$37,385	$28,572	$8,813

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

Casualty losses. Casualty losses were $3.5 million for the year ended December 31, 2019; there were no casualty losses for the year ended December 31, 2018. This is related to significant damages sustained at Cutter’s Point due to a tornado hitting the property (see Note 5 to our consolidated financial statements).

Miscellaneous income. Miscellaneous income was $0.6 million for the year ended December 31, 2019; there was no miscellaneous income for the year ended December 31, 2018. This is related to business interruption proceeds received from insurance for lost rents at Cutter’s Point (see Note 5 to our consolidated financial statements).

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

Net Operating Income for Our 2019-2020 Same Store and Non-Same Store Properties for the Years Ended December 31, 2020 and 2019

There are 24 properties encompassing 9,074 units of apartment space in our same store pool for the years ended December 31, 2020 and 2019 (our “2019-2020 Same Store” properties). Our 2019-2020 Same Store properties exclude the following 13 properties in our Portfolio as of December 31, 2020: Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara, Fairways at San Marcos and Cutter’s Point.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2020 and 2019 for our 2019-2020 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues
Same Store
Rental income	$120,109	$115,588	$4,521	3.9%
Other income	2,106	2,331	(225)	-9.7%
Same Store revenues	122,215	117,919	4,296	3.6%
Non-Same Store
Rental income	79,128	61,574	17,554	28.5%
Other income	3,457	1,573	1,884	119.8%
Non-Same Store revenues	82,585	63,147	19,438	30.8%
Total revenues	204,800	181,066	23,734	13.1%

Operating expenses
Same Store
Property operating expenses (1)	27,910	27,484	426	1.5%
Real estate taxes and insurance	19,301	17,331	1,970	11.4%
Property management fees (2)	3,629	3,518	111	3.2%
Property general and administrative expenses (3)	3,225	3,532	(307)	-8.7%
Same Store operating expenses	54,065	51,865	2,200	4.2%
Non-Same Store
Property operating expenses (4)	17,991	15,242	2,749	18.0%
Real estate taxes and insurance	12,408	7,782	4,626	59.4%
Property management fees (2)	2,342	1,870	472	25.2%
Property general and administrative expenses (5)	1,902	1,716	186	10.8%
Non-Same Store operating expenses	34,643	26,610	8,033	30.2%
Total operating expenses	88,708	78,475	10,233	13.0%

NOI
Same Store	68,150	66,054	2,096	3.2%
Non-Same Store	47,942	36,537	11,405	31.2%
Total NOI	$116,092	$102,591	$13,501	13.2%

(1)	For the years ended December 31, 2020 and 2019, excludes approximately $555,000 and $53,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2020 and 2019, excludes approximately $495,000 and $883,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2020 and 2019, excludes approximately $344,000 and $19,000, respectively, of casualty-related expenses.
(5)

For the years ended December 31, 2020 and 2019, excludes approximately $617,000 and $634,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and 2019-2020 Same Store NOI for the Years Ended December 31, 2020 and 2019.”

2019-2020 Same Store Results of Operations for the Years Ended December 31, 2020 and 2019

As of December 31, 2020, our 2019-2020 Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $1,047. As of December 31, 2019, our 2019-2020 Same Store properties were approximately 94.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,033. For our 2019-2020 Same Store properties, we recorded the following operating results for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

Revenues

Rental income. Rental income was $120.1 million for the year ended December 31, 2020 compared to $115.6 million for the year ended December 31, 2019, which was an increase of approximately $4.5 million, or 3.9%. The majority of the increase is related to a 1.4% increase in the weighted average monthly effective rent per occupied apartment unit to $1,047 as of December 31, 2020 from $1,033 as of December 31, 2019.

Other income. Other income was $2.1 million for the year ended December 31, 2020 compared to $2.3 million for the year ended December 31, 2019, which was a decrease of approximately $0.2 million, or 9.7%. The majority of the decrease is related to a $0.1 million decrease in miscellaneous income.

Expenses

Property operating expenses. Property operating expenses were $27.9 million for the year ended December 31, 2020 compared to $27.5 million for the year ended December 31, 2019, which was an increase of approximately $0.4 million, or 1.5%. The majority of the increase is related to a $0.2 million, or 1.4%, increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $19.3 million for the year ended December 31, 2020 compared to $17.3 million for the year ended December 31, 2019, which was an increase of approximately $2.0 million, or 11.4%. The majority of the increase is related to a $1.7 million, or 11.1%, increase in property taxes and a $0.3 million, or 13.7%, increase in insurance expense.

Property management fees. Property management fees were $3.6 million for the year ended December 31, 2020 compared to $3.5 million for the year ended December 31, 2019, which was an increase of approximately $0.1 million, or 3.2%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.2 million for the year ended December 31, 2020 compared to $3.5 million for the year ended December 31, 2019, which was a decrease of approximately $0.3 million, or 8.7%. The majority of the decrease is related to a $0.2 million, or 17.6%, decrease in marketing costs.

Net Operating Income for Our 2018-2020 Same Store and Non-Same Store Properties for the Years Ended December 31, 2020, 2019 and 2018

There are 21 properties encompassing 7,990 units of apartment space in our same store pool for the years ended December 31, 2020, 2019 and 2018 (our “2018-2020 Same Store” properties). Our 2018-2020 Same Store properties exclude the following 16 properties in our Portfolio as of December 31, 2020: Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara. Fairways at San Marcos and Cutter’s Point.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2020, 2019 and 2018 for our 2018-2020 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,			2020 compared to 2019		2020 compared to 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Revenues
Same Store
Rental income	$106,490	$102,554	$98,013	$3,936	3.8%	$8,477	8.6%
Other income	1,952	2,145	2,576	(193)	-9.0%	(624)	-24.2%
Same Store revenues	108,442	104,699	100,589	3,743	3.6%	7,853	7.8%
Non-Same Store
Rental income	92,747	74,608	45,145	18,139	24.3%	47,602	105.4%
Other income	3,611	1,759	863	1,852	105.3%	2,748	318.4%
Non-Same Store revenues	96,358	76,367	46,008	19,991	26.2%	50,350	109.4%
Total revenues	204,800	181,066	146,597	23,734	13.1%	58,203	39.7%

Operating expenses
Same Store
Property operating expenses (1)	24,817	24,462	24,059	355	1.5%	758	3.2%
Real estate taxes and insurance	17,467	15,876	15,832	1,591	10.0%	1,635	10.3%
Property management fees (2)	3,219	3,122	3,000	97	3.1%	219	7.3%
Property general and administrative expenses (3)	2,841	3,119	3,295	(278)	-8.9%	(454)	-13.8%
Same Store operating expenses	48,344	46,579	46,186	1,765	3.8%	2,158	4.7%
Non-Same Store
Property operating expenses (4)	21,084	18,264	12,428	2,820	15.4%	8,656	69.6%
Real estate taxes and insurance	14,242	9,237	4,881	5,005	54.2%	9,361	191.8%
Property management fees (2)	2,752	2,266	1,382	486	21.4%	1,370	99.1%
Property general and administrative expenses (5)	2,286	2,129	1,545	157	7.4%	741	48.0%
Non-Same Store operating expenses	40,364	31,896	20,236	8,468	26.5%	20,128	99.5%
Total operating expenses	88,708	78,475	66,422	10,233	13.0%	22,286	33.6%

NOI
Same Store	60,098	58,120	54,403	1,978	3.4%	5,695	10.5%
Non-Same Store	55,994	44,471	25,772	11,523	25.9%	30,222	117.3%
Total NOI	$116,092	$102,591	$80,175	$13,501	13.2%	$35,917	44.8%

(1)	For the years ended December 31, 2020, 2019 and 2018, excludes approximately $(609,000), $(58,000) and $95,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2020, 2019 and 2018, excludes approximately $472,000, $578,000 and $698,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the years ended December 31, 2020, 2019 and 2018, excludes approximately $1,910,000, $23,000 and $(758,000), respectively, of casualty-related expenses/(recoveries).
(5)

For the years ended December 31, 2020, 2019 and 2018, excludes approximately $640,000, $939,000 and $596,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI below under “NOI and 2018-2020 Same Store NOI for the Years Ended December 31, 2020, 2019 and 2018.”

2018-2020 Same Store Results of Operations for the Years Ended December 31, 2020 and 2019

As of December 31, 2020, our 2018-2020 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,058. As of December 31, 2019, our 2018-2020 Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,040. For our 2018-2020 Same Store properties, we recorded the following operating results for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

Revenues

Rental income. Rental income was $106.5 million for the year ended December 31, 2020 compared to $102.6 million for the year ended December 31, 2019, which was an increase of approximately $3.9 million, or 3.8%. The majority of the increase is related to a 1.7% increase in the weighted average monthly effective rent per occupied apartment unit to $1,058 as of December 31, 2020 from $1,040 as of December 31, 2019, partially offset by a 0.4% decrease in occupancy.

Other income. Other income was $2.0 million for the year ended December 31, 2020 compared to $2.1 million for the year ended December 31, 2019, which was a decrease of approximately $0.2 million, or 9.0%. The majority of the decrease is related to a $0.1 million decrease in miscellaneous income.

Expenses

Property operating expenses. Property operating expenses were $24.8 million for the year ended December 31, 2020 compared to $24.5 million for the year ended December 31, 2019, which was an increase of approximately $0.3 million, or 1.5%. The majority of the increase is related to an increase in payroll costs of $0.2 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $17.5 million for the year ended December 31, 2020 compared to $15.9 million for the year ended December 31, 2019, which was an increase of approximately $1.6 million, or 10.0%. The majority of the increase is related to a $1.3 million, or 9.6%, increase in property taxes.

Property management fees. Property management fees were $3.2 million for the year ended December 31, 2020 compared to $3.1 million for the year ended December 31, 2019, which was an increase of approximately $0.1 million, or 3.1%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.8 million for the year ended December 31, 2020 compared to $3.1 million for the year ended December 31, 2019, which was a decrease of approximately $0.3 million, or 8.9%. The majority of the decrease is related to a $0.2 million decrease in marketing expenses.

2018-2020 Same Store Results of Operations for the Years Ended December 31, 2020 and 2018

As of December 31, 2020, our 2018-2020 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,058. As of December 31, 2018, our 2018-2020 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,005. For our 2018-2020 Same Store properties, we recorded the following operating results for the year end December 31, 2020 as compared to the year ended December 31, 2018:

Revenues

Rental income. Rental income was $106.5 million for the year ended December 31, 2020 compared to $98.0 million for the year ended December 31, 2018, which was an increase of approximately $8.5 million, or 8.6%. The majority of the increase is related to a 5.3% increase in the weighted average monthly effective rent per occupied apartment unit to $1,058 as of December 31, 2020 from $1,005 as of December 31, 2018, partially offset by a 0.7% decrease in occupancy.

Other income. Other income was $2.0 million for the year ended December 31, 2020 compared to $2.6 million for the year ended December 31, 2018, which was a decrease of approximately $0.6 million, or 24.2%. The majority of the decrease is related to a $0.4 million decrease in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $24.8 million for the year ended December 31, 2020 compared to $24.1 million for the year ended December 31, 2018, which was an increase of approximately $0.7 million, or 3.2%. The majority of the increase is related to a $0.6 million, or 5.9%, increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $17.5 million for the year ended December 31, 2020 compared to $15.8 million for the year ended December 31, 2018, which was an increase of approximately $1.7 million, or 10.3%. The majority of the increase is related to a $1.7 million, or 12.2%, increase in property taxes.

Property management fees. Property management fees were $3.2 million for the year ended December 31, 2020 to $3.0 million for the year ended December 31, 2018, which was an increase of approximately $0.2 million, or 7.3%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.8 million for the year ended December 31, 2020 compared to $3.3 million for the year ended December 31, 2018, which was a decrease of approximately $0.5 million, or 13.8%. The majority of the decrease is related to a $0.3 million, or 26.8%, decrease in marketing expenses.

NOI and 2019-2020 Same Store NOI for the Years Ended December 31, 2020 and 2019

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2019-2020 Same Store NOI for the years ended December 31, 2020 and 2019 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2020	2019
Net income		$44,150	$99,438
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		7,670	7,500
Corporate general and administrative expenses		10,035	9,613
Casualty-related expenses/(recoveries)	(1)	790	(34)
Casualty losses (gains)		(5,886)	3,488
Miscellaneous income		(1,772)	(587)
Pandemic expense	(2)	510	—
Property general and administrative expenses	(3)	1,112	1,517
Depreciation and amortization		82,411	69,086
Interest expense		44,753	37,385
Loss on extinguishment of debt and modification costs		1,470	2,869
Gain on sales of real estate		(69,151)	(127,684)
NOI		$116,092	$102,591
Less Non-Same Store
Revenues		(82,585)	(63,147)
Operating expenses		34,643	26,610
Same Store NOI		$68,150	$66,054

(1)	Adjustment to net income to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)

Adjustment to net income to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

NOI and 2018-2020 Same Store NOI for the Years Ended December 31, 2020, 2019 and 2018

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2018-2020 Same Store NOI for the years ended December 31, 2020, 2019 and 2018 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2020	2019	2018
Net income (loss)		$44,150	$99,438	$(1,614)
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		7,670	7,500	7,474
Corporate general and administrative expenses		10,035	9,613	7,808
Casualty-related expenses/(recoveries)	(1)	790	(34)	(663)
Casualty losses (gains)		(5,886)	3,488	—
Miscellaneous income		(1,772)	(587)	—
Pandemic expense	(2)	510	—	—
Property general and administrative expenses	(3)	1,112	1,517	1,294
Depreciation and amortization		82,411	69,086	47,470
Interest expense		44,753	37,385	28,572
Loss on extinguishment of debt and modification costs		1,470	2,869	3,576
Gain on sales of real estate		(69,151)	(127,684)	(13,742)
NOI		$116,092	$102,591	$80,175
Less Non-Same Store
Revenues		(96,358)	(76,367)	(46,008)
Operating expenses		40,364	31,896	20,236
Same Store NOI		$60,098	$58,120	$54,403

(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted FFO, Core FFO and AFFO per share, as they are exchangeable for common stock on a one-for-one basis. The FFO, Core FFO and AFFO allocable to such units is allocated on this same basis and reflected in the adjustments for noncontrolling interests in the table below. As such, the assumed conversion of these units would have no net impact on the determination of diluted FFO, Core FFO and AFFO per share. See Note 10 to our consolidated financial statements for additional information.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

`		For the Year Ended December 31,
		2020	2019	2018	% Change 2020 - 2019	% Change 2020 - 2018
Net income (loss)		$44,150	$99,438	$(1,614)	-55.6%	N/M
Depreciation and amortization		82,411	69,086	47,470	19.3%	73.6%
Gain on sales of real estate		(69,151)	(127,684)	(13,742)	-45.8%	403.2%
Adjustment for noncontrolling interests		(172)	(122)	(96)	41.0%	79.2%
FFO attributable to common stockholders		57,238	40,718	32,018	40.6%	78.8%

FFO per share - basic		$2.32	$1.69	$1.51	37.0%	53.4%
FFO per share - diluted		$2.27	$1.66	$1.48	37.0%	53.5%

Loss on extinguishment of debt and modification costs		1,470	2,869	3,576	-58.9%	-58.9%
Casualty-related expenses/(recoveries)		790	(34)	(663)	N/M	-219.1%
Casualty losses (gains)		(5,886)	3,488	—	N/M	N/M
Pandemic expense	(1)	510	—	—	N/M	N/M
Amortization of deferred financing costs - acquisition term notes		1,384	553	159	150.3%	770.4%
Adjustment for noncontrolling interests		6	(21)	(9)	-128.6%	-166.7%
Core FFO attributable to common stockholders		55,512	47,573	35,081	16.7%	58.2%

Core FFO per share - basic		$2.25	$1.97	$1.66	13.9%	35.7%
Core FFO per share - diluted		$2.20	$1.93	$1.62	13.7%	35.9%

Amortization of deferred financing costs - long term debt		1,453	1,530	1,491	-5.0%	-2.5%
Equity-based compensation expense		5,504	5,130	4,198	7.3%	31.1%
Adjustment for noncontrolling interests		(21)	(20)	(17)	5.0%	23.5%
AFFO attributable to common stockholders		62,448	54,213	40,753	15.2%	53.2%

AFFO per share - basic		$2.53	$2.25	$1.92	12.4%	31.4%
AFFO per share - diluted		$2.47	$2.20	$1.88	12.3%	31.6%

Weighted average common shares outstanding - basic		24,715	24,116	21,189	2.5%	16.6%
Weighted average common shares outstanding - diluted		25,234	24,593	21,667	2.6%	16.5%

Dividends declared per common share		$1.279	$1.138	$1.025	12.4%	24.8%

FFO Coverage - diluted	(2)	1.77x	1.46x	1.44x	21.9%	23.0%
Core FFO Coverage - diluted	(2)	1.72x	1.70x	1.58x	1.2%	8.9%
AFFO Coverage - diluted	(2)	1.94x	1.94x	1.84x	-0.1%	5.5%

(1)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2020 as compared to the year ended December 31, 2019

FFO was $57.2 million for the year ended December 31, 2020 compared to $40.7 million for the year ended December 31, 2019, which was an increase of approximately $16.5 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $23.7 million, partially offset by an increase in total property operating expenses of $11.2 million, interest expense of $7.4 million, real estate taxes and insurance expenses of $6.6 million and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $55.5 million for the year ended December 31, 2020 compared to $47.6 million for the year ended December 31, 2019, which was an increase of approximately $7.9 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in amortization of deferred financing costs for acquisition term notes of $0.8 million, partially offset by an increase in casualty gains of $9.4 million and a decrease in loss on extinguishment of debt and modification costs of $1.4 million.

AFFO was $62.4 million for the year ended December 31, 2020 compared to $54.2 million for the year ended December 31, 2019, which was an increase of approximately $8.2 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $0.4 million.

The year ended December 31, 2020 as compared to the year ended December 31, 2018

FFO was $57.2 million for the year ended December 31, 2020 compared to $32.0 million for the year ended December 31, 2018, which was an increase of approximately $25.2 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $58.2 million, partially offset by an increase in total property operating expenses of $11.4 million, interest expense of $16.2 million, and corporate general and administrative expenses of $2.2 million.

Core FFO was $55.5 million for the year ended December 31, 2020 compared to $35.1 million for the year ended December 31, 2018, which was an increase of approximately $20.4 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in amortization of deferred financing costs for acquisition term notes of $1.2 million, partially offset by an increase in casualty gains of $5.9 million.

AFFO was $62.4 million for the year ended December 31, 2020 compared to $40.8 million for the year ended December 31, 2018, which was an increase of approximately $21.6 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $1.3 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our multifamily properties, including:

•	capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);
•	recurring maintenance necessary to maintain our multifamily properties;
•	distributions necessary to qualify for taxation as a REIT;
•	acquisitions of additional properties;
•	advisory and administrative fees payable to our Adviser;
•	general and administrative expenses;
•	reimbursements to our Adviser; and
•	property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of December 31, 2020, we had approximately $10.6 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements. Additionally, we had $42.0 million of unused capacity on the Corporate Credit Facility as of December 31, 2020.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James and Truist (collectively, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the year ended December 31, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc and Truist, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc, Raymond James, Truist, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital.  The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 8 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2020.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$57,226	$51,366	$41,743
Net cash provided by (used in) investing activities	11,503	(553,129)	(135,248)
Net cash provided by (used in) financing activities	(82,896)	529,816	93,386
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,167)	28,053	(119)
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$57,015	$71,182	$43,129

The year ended December 31, 2020 as compared to the year ended December 31, 2019

Cash flows from operating activities. During the year ended December 31, 2020, net cash provided by operating activities was $57.2 million compared to net cash provided by operating activities of $51.4 million for the year ended December 31, 2019.

Cash flows from investing activities. During the year ended December 31, 2020, net cash provided by investing activities was $11.5 million compared to net cash used in investing activities of $553.1 million for the year ended December 31, 2019. The change in cash flows from investing activities was mainly due to our acquisition and disposition activity in 2020 and 2019 and the timing of the transactions.

Cash flows from financing activities. During the year ended December 31, 2020, net cash used in financing activities was $82.9 million compared to net cash provided by financing activities of $529.8 million for the year ended December 31, 2019. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $555.8 million between the periods.

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

Cash flows from investing activities. During the year ended December 31, 2019, net cash used in investing activities was $553.1 million compared to net cash used in investing activities of $135.2 million for the year ended December 31, 2018. The change in cash flows from investing activities was mainly due to an increase in acquisitions, partially offset by an increase in dispositions. We sold six properties for net proceeds of approximately $286.5 million and acquired eleven properties for a combined purchase price of approximately $876.7 million during the period in 2019; we sold one property for net proceeds of approximately $29.6 million and acquired three properties for a combined purchase price of approximately $131.0 million during 2018.

Cash flows from financing activities. During the year ended December 31, 2019, net cash provided by financing activities was $529.8 million compared to net cash provided by financing activities of $93.4 million for the year ended December 31, 2018. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $450.6 million between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of December 31, 2020, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.2 billion at a weighted average interest rate of 1.83% and an adjusted weighted average interest rate of 3.06%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.1 billion of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2020, interest rate swap agreements effectively covered 100% of our $1.1 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2020, interest rate cap agreements covered $393.0 million of our $1.1 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $393.0 million of our floating rate mortgage debt at a weighted average rate of 5.16%.

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

Corporate Credit Facility

On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with Truist Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term, has one 12-month extension at the option of the Company, and the Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”).  The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see Note 6 for additional information related to our deferred financing costs). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in aggregate commitments of $150 million as of September 30, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs. As of December 31, 2020, there was $183.0 million in aggregate principal outstanding on the Corporate Credit Facility. On October 13, 2020, the Company extended the maturity date of the Corporate Credit Facility from January 28, 2021 to January 28, 2022. There are currently no more extension options available under the existing agreement.

On October 13, 2020, the Company extended the maturity date of the Corporate Credit Facility from January 28, 2021 to January 28, 2022 (the “Maturity Date”), which falls within one year of February 19, 2021. During 2020, the Company repaid $35.0 million in principal on the Corporate Credit Facility and had sufficient cash flow to fund operations as well as close on a new acquisition (Fairways at San Marcos) in the fourth quarter of 2020.  Management recognizes that finding an alternative source of funding is necessary to repay the facility by the Maturity Date. Management is evaluating multiple options to fund the repayment of the $183.0 million principal balance outstanding, including recasting the Corporate Credit Facility, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof.  Management believes that there is sufficient time before the Maturity Date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of December 31, 2020, the Company believes it is compliant with all provisions.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eleven interest rate swap transactions with KeyBank and two with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of December 31, 2020. As of December 31, 2020, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.1 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3792%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3792%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2020, one-month LIBOR was 0.14388%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

The following table contains summary information regarding our forward interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2021	September 1, 2026	KeyBank	$200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$492,500	1.0678%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2020, one-month LIBOR was 0.14388%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020 for the next five calendar years subsequent to December 31, 2020. We used one-month LIBOR as of December 31, 2020 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2021	2022	2023	2024	2025	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,168,078	$896	$1,509	$21,293	$395,168	$245,780	$503,432
Interest expense	(1)	155,861	34,200	29,946	28,656	25,558	20,769	16,732
Total		$1,323,939	$35,096	$31,455	$49,949	$420,726	$266,549	$520,164

Credit Facility
Principal payments		$183,000	$—	$183,000	$—	$—	$—	$—
Interest expense		4,782	4,453	329	—	—	—	—
Total		$187,782	$4,453	$183,329	$—	$—	$—	$—

Total contractual obligations and commitments		$1,511,721	$39,549	$214,784	$49,949	$420,726	$266,549	$520,164

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2020, we had entered into thirteen interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to “Operating Properties Mortgage Debt.” We used one-month LIBOR as of December 31, 2020 to determine our expected settlements through the terms of the interest rate swaps.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of December 31, 2020, we had approximately $10.6 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,205 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2020, 2019 and 2018 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2020	2019	2018
Interior	(1)	$10,093	$12,044	$8,559
Exterior and common area		20,447	11,242	9,133
Total rehab expenditures		$30,540	$23,286	$17,692

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2020, 2019 and 2018, we completed full and partial interior rehabs on 1,679, 2,516 and 1,432 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of December 31, 2020, the Company has completed its Green Program improvements on all but one property. We will complete the green improvements on this property during 2021. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2020, 2019 and 2018.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2020. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2020 of $0.34125 per share on October 26, 2020, which was paid on December 31, 2020 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2020, 2019 and 2018. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2020, we had total indebtedness of $1.4 billion at a weighted average interest rate of 1.94%, of which $1.3 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on 100% of our $1.1 billion of floating rate mortgage debt outstanding (see below). As of December 31, 2020, the adjusted weighted average interest rate of our total indebtedness was 3.06%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3792% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of December 31, 2020, which effectively fix the interest rate on $ 1.1 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2020, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $393.0 million of our floating rate mortgage debt at a weighted average rate of 5.16% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of December 31, 2020, of the amounts illustrated in the table below for our indebtedness as of December 31, 2020 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$280
0.50%	560
0.75%	840
1.00%	1,120

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

On February 15, 2021, our Board approved an amendment to the Bylaws by adopting the Amended and Restated Bylaws of the Company (as amended and restated, the “Amended Bylaws”). The amendment to the Bylaws reflected in Article XV of the Amended Bylaws provides that the Company’s stockholders may alter, amend or repeal the Amended Bylaws by the affirmative vote of a majority of the votes entitled to be cast on the matter and without any action by the Board. The foregoing summary of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated by reference herein.

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

Our Board has determined that Mr. Constantino’s simultaneous service on the audit committees of more than two other public companies (NXRT, NHF and Patriot Bank N.A.) would not impair his ability to effectively serve on our audit committee. Our Board also determined that Mr. Constantino’s service on the other companies’ audit committees did not hinder his ability to serve on our audit committee as he is currently retired and not serving in an executive officer capacity for another company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page F-1 of this Report.

2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page S-43 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

1.1	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2020)

1.2	Form of Master Forward Sale Agreement (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2020)

2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed with the SEC on March 12, 2015)

3.1	Articles of Amendment and Restatement of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

3.2*	Amended and Restated Bylaws of NexPoint Residential Trust, Inc.

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.8

Confirmation of swap transaction, dated May 18, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on May 19, 2016)

10.9

Confirmation of swap transaction, dated June 13, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 17, 2016)

10.10

Confirmation of swap transaction, dated June 30, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on July 1, 2016)

10.11

Confirmation of swap transaction, dated August 12, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on August 16, 2016)

10.12

Confirmation of swap transaction, dated March 27, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2017)

10.13

Confirmation of swap transaction, dated June 14, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017)

10.14

Form of Restricted Stock Units Agreement (Officers) for award agreements entered into prior to February 15, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.15*	Form of Restricted Stock Units Agreement for award agreements entered into on or after February 15, 2021

10.16

Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.17

Revolving Credit Agreement by and among NexPoint Residential Trust Operating Partnership, L.P., as Borrower, the Lenders from time to time party thereto, and SunTrust Bank, a Georgia banking corporation, as Administrative Agent, dated as of January 28, 2019, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020)

21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104*	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ Jim Dondero
February 22, 2021	Jim Dondero
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	February 22, 2021
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	February 22, 2021
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	February 22, 2021
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 22, 2021
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 22, 2021
Scott Kavanaugh

/s/ Catherine Wood	Director	February 22, 2021
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the relative fair value allocation in an asset acquisition

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company acquired a real estate property recorded as an asset acquisition during the year ended December 31, 2020. The purchase price in an asset acquisition is allocated to the assets acquired and liabilities assumed using their relative fair values.

We identified the assessment of the relative fair value allocation in an asset acquisition, specifically the land, buildings, improvements, and furniture, fixtures, and equipment as a critical audit matter. There is a high degree of subjective auditor judgment in evaluating the results of procedures over the relevance of comparable land sales and replacement cost of the buildings, improvements, and furniture, fixtures, and equipment used by the Company to determine the fair value of these assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s asset acquisition allocation process, including controls to identify and select publicly available and comparable land sales and replacement costs of the buildings, improvements, and furniture, fixtures, and equipment. We involved valuation professionals with specialized skills and knowledge, who assisted in the following procedures for the Company’s asset acquisition:

•	compared the consideration paid by the Company to acquire the property to comparable market transactions based on the price per apartment unit acquired
•	compared the Company’s estimated fair value of land to independently developed estimates based on publicly available and comparable land sales
•

compared the cost inputs used in the Company’s replacement cost analysis of buildings, improvements and furniture, fixtures, and equipment to market data, such as data included in industry recognized guides used for developing replacement, reproduction, and insurable value costs.

Evaluation of real estate investments for impairment

As discussed in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of its real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Company evaluates the recoverability of such real estate investments based on estimated undiscounted future cash flows and the estimated liquidation value of such real estate investments based on the expected period the Company will hold the rental property, and provide for impairment if such estimated undiscounted cash flows, inclusive of the estimated liquidation value, are insufficient to recover the carrying amount of the real estate investment. As disclosed in Note 5 to the consolidated financial statements, the Company had $1.8 billion in real estate investments as of December 31, 2020.

We identified the evaluation of real estate investments for impairment as a critical audit matter. Identifying events or changes in circumstances that indicate the carrying value of a real estate investment may not be recoverable involves a high degree of subjective auditor judgment. In addition, evaluating how identified events or changes in circumstances impact the expected period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective property requires subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including controls over determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. We compared the estimated undiscounted cash flows, inclusive of the estimated liquidation value, based on the expected period the Company will hold the rental property, of each real estate investment to its carrying value and assessed the sensitivity to changes in assumptions on the recoverability of each property. We performed independent evaluations considering third-party market reports for (1) indications of a decrease in the fair value of similar real estate investments and (2) decreases in current and projected operating performance of the real estate investments of the Company. We inquired of Company officials and inspected documents, such as meeting minutes of the board of directors, to identify Company strategies that might indicate it was more-likely-than not that a property will be sold before the end of the expected period the Company planned to hold the property.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexPoint Residential Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 22, 2021

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Operating Real Estate Investments
Land	$323,429	$317,886
Buildings and improvements	1,544,115	1,472,319
Intangible lease assets	1,675	12,414
Construction in progress	10,796	4,375
Furniture, fixtures, and equipment	96,228	81,038
Total Gross Operating Real Estate Investments	1,976,243	1,888,032
Accumulated depreciation and amortization	(215,494)	(152,552)
Total Net Operating Real Estate Investments	1,760,749	1,735,480
Real estate held for sale, net of accumulated depreciation of $0 and $7,859, respectively	—	46,330
Total Net Real Estate Investments	1,760,749	1,781,810
Cash and cash equivalents	24,457	25,671
Restricted cash	32,558	45,511
Accounts receivable, net	9,045	6,285
Prepaid and other assets	2,405	2,336
Fair market value of interest rate swaps	—	4,376
TOTAL ASSETS	$1,829,214	$1,865,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,162,855	$1,145,371
Mortgages payable held for sale, net	—	41,176
Credit facility, net	182,323	216,501
Accounts payable and other accrued liabilities	10,058	11,971
Accrued real estate taxes payable	12,822	12,206
Accrued interest payable	2,274	3,691
Security deposit liability	2,688	2,977
Prepaid rents	1,639	1,658
Fair market value of interest rate swaps	43,530	902
Total Liabilities	1,418,189	1,436,453

Redeemable noncontrolling interests in the Operating Partnership	3,098	3,295

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,016,957 and 25,245,740 shares issued and outstanding, respectively	250	251
Additional paid-in capital	376,710	359,748
Accumulated earnings less dividends	75,321	63,776
Accumulated other comprehensive income (loss)	(44,354)	2,466
Total Stockholders' Equity	407,927	426,241
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,829,214	$1,865,989

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenues
Rental income	$199,237	$177,162	$143,158
Other income	5,563	3,904	3,439
Total revenues	204,800	181,066	146,597
Expenses
Property operating expenses	47,201	42,692	35,824
Real estate taxes and insurance	31,709	25,113	20,713
Property management fees (1)	5,971	5,388	4,382
Advisory and administrative fees (2)	7,670	7,500	7,474
Corporate general and administrative expenses	10,035	9,613	7,808
Property general and administrative expenses	6,239	6,765	6,134
Depreciation and amortization	82,411	69,086	47,470
Total expenses	191,236	166,157	129,805
Operating income before gain on sales of real estate	13,564	14,909	16,792
Gain on sales of real estate	69,151	127,684	13,742
Operating income	82,715	142,593	30,534
Interest expense	(44,753)	(37,385)	(28,572)
Loss on extinguishment of debt and modification costs	(1,470)	(2,869)	(3,576)
Casualty gains (losses)	5,886	(3,488)	—
Miscellaneous income	1,772	587	—
Net income (loss)	44,150	99,438	(1,614)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	132	298	(5)
Net income (loss) attributable to common stockholders	$44,018	$99,140	$(1,609)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(46,961)	(14,625)	1,931
Total comprehensive income (loss)	(2,811)	84,813	317
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(9)	254	1
Comprehensive income (loss) attributable to common stockholders	$(2,802)	$84,559	$316

Weighted average common shares outstanding - basic	24,715	24,116	21,189
Weighted average common shares outstanding - diluted	25,234	24,593	21,667

Earnings (loss) per share - basic	$1.78	$4.11	$(0.08)
Earnings (loss) per share - diluted	$1.74	$4.03	$(0.08)

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 10).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, January 1, 2018	—	$—	21,049,565	$210	$206,227	$19,288	$13,719	$—	$239,444
Cumulative effect upon adoption of ASU 2017-12 (see Note 2)	—	—	—	—	—	(1,403)	1,403	—	—
Net loss attributable to common stockholders	—	—			—	(1,609)	—	—	(1,609)
Issuance of common shares through public offering	—	—	2,702,500	27	84,755	—	—	—	84,782
Repurchase of common stock	—	—	—	—	—	—	—	(9,672)	(9,672)
Retirement of common stock held in treasury	—	—	(382,941)	(4)	(9,668)	—	—	9,672	—
Vesting of stock-based compensation	—	—	130,511	1	4,197	—	—	—	4,198
Common stock dividends declared	—	—	—	—	—	(22,601)	—	—	(22,601)
Other comprehensive income	—	—	—	—	—	—	1,925	—	1,925
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(439)	—	—	(439)
Balances, December 31, 2018	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$296,028
Net income attributable to common stockholders	—	—	—	—	—	99,140	-	—	99,140
Vesting of stock-based compensation	—	—	180,783	1	4,379	—	—	—	4,380
Issuance of common shares through at-the-market offering	—	—	1,565,322	16	69,858	—	—	—	69,874
Common stock dividends declared	—	—	—	—	—	(28,219)	—	—	(28,219)
Other comprehensive loss	—	—	—	—	—	—	(14,581)	—	(14,581)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(381)	—	—	(381)
Balances, December 31, 2019	—	$—	25,245,740	$251	$359,748	$63,776	$2,466	$—	$426,241
Net income attributable to common stockholders	—	—	—	—	—	44,018	—	—	44,018
Repurchases of common stock	—	—	—	—	—	—	—	(44,530)	(44,530)
Retirement of common stock held in treasury	—	—	(1,644,697)	(16)	(44,514)	—	—	44,530	—
Vesting of stock-based compensation	—	—	137,608	1	3,772	—	—	—	3,773
Issuance of common shares through at-the-market offering	—	—	1,278,306	14	57,704	—	—	—	57,718
Common stock dividends declared	—	—	—	—	—	(32,564)	—	—	(32,564)
Other comprehensive loss	—	—	—	—	—	—	(46,820)	—	(46,820)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	91	—	—	91
Balances, December 31, 2020	—	$—	25,016,957	$250	$376,710	$75,321	$(44,354)	$—	$407,927

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$44,150	$99,438	$(1,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(69,151)	(127,684)	(13,742)
Depreciation and amortization	82,411	69,086	47,470
Amortization/write-off of deferred financing costs	4,354	3,502	3,062
Change in fair value on derivative instruments included in interest expense	9,370	(6,442)	(3,948)
Net cash received (paid) on derivative settlements	(7,859)	6,842	3,832
Amortization/write-off of fair market value adjustment of assumed debt	(202)	(148)	(169)
Provision for bad debts, net	2,710	906	668
Vesting of stock-based compensation	5,504	5,130	4,198
Insurance proceeds received for business interruption	1,468	—	—
Insurance proceeds paid for business interruption	(605)	—	—
Casualty losses (gains)	(7,125)	3,488	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(4,866)	(1,256)	(459)
Operating liabilities	(2,933)	(1,496)	2,445
Net cash provided by operating activities	57,226	51,366	41,743

Cash flows from investing activities
Net proceeds from sales of real estate	140,197	286,479	29,553
Prepaid acquisition costs	—	—	(7,653)
Insurance premiums paid for casualty losses	(1,495)	(600)	—
Insurance proceeds received from casualty losses	7,544	2,500	—
Additions to real estate investments	(49,977)	(44,159)	(26,775)
Acquisitions of real estate investments	(84,766)	(797,349)	(130,373)
Net cash provided by (used in) investing activities	11,503	(553,129)	(135,248)

Cash flows from financing activities
Mortgage proceeds received	46,464	423,149	232,252
Mortgage payments	(71,914)	(145,821)	(148,942)
Credit facilities proceeds received	35,000	255,000	55,000
Credit facilities payments	(70,000)	(37,000)	(85,000)
Bridge facility proceeds received	—	—	30,000
Bridge facility payments	—	—	(38,597)
Deferred financing costs paid	(861)	(5,120)	(2,410)
Interest rate cap fees paid	(35)	(20)	(56)
Prepayment penalties on extinguished debt	(711)	(1,449)	(1,706)
Proceeds from the issuance of common shares through public offering, net of offering costs	—	—	84,782
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	57,718	69,874	—
Payments for taxes related to net share settlement of stock-based compensation	(1,731)	(751)	—
Repurchase of common stock	(44,530)	—	(9,672)
Dividends paid to common stockholders	(32,296)	(28,046)	(22,265)
Net cash provided by (used in) financing activities	(82,896)	529,816	93,386

Net increase (decrease) in cash, cash equivalents and restricted cash	(14,167)	28,053	(119)
Cash, cash equivalents and restricted cash, beginning of period	71,182	43,129	43,248
Cash, cash equivalents and restricted cash, end of period	$57,015	$71,182	$43,129

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$34,165	$41,053	$30,261
Supplemental Disclosure of Noncash Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	2,713	3,776	1,715
Change in fair value on derivative instruments designated as hedges	(46,961)	(14,625)	1,931
Other assets acquired from acquisitions	31	758	76
Liabilities assumed from acquisitions	44	6,608	1,382
Fair market value adjustment of assumed debt	—	980	—
Assumed debt on acquisitions	—	70,486	—
Increase in dividends payable upon vesting of restricted stock units	268	173	336
Write-off of assets due to casualty losses	1,297	7,838	—
Write-off of fully amortized in-place leases	12,414	8,181	1,340
Write-off of deferred financing costs	756	1,419	1,412

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2020, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 15, 2021 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P., which is an affiliate of NexPoint Advisors, L.P. (the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2020.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income (loss), stockholders' equity or cash flows as previously reported.

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

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectible. This is recorded through a provision for bad debts which is included in rental income in the accompanying consolidated statements of operations and comprehensive income (loss). Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, and pets, administrative, application and other fees and are recognized when earned.  The Company implemented the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as of January 1, 2019 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2019, and elected the transition option that the ASU provides which permits entities to not recast the comparative periods presented when transitioning to the standard. The Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income on the consolidated statements of operations and comprehensive income (loss). The table below outlines the components of rental income and its other components which were previously classified as other income for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
Lease Income Type	2020	2019	2018
Rental income	$176,549	$158,167	$127,964
Utility reimbursements (1)	12,252	10,906	9,835
Late fees (1)	1,288	1,622	1,443
Pet fees (1)	924	816	618
Other fees (1)	8,224	5,651	3,298
Total rental income	$199,237	$177,162	$143,158

(1)	Previously classified as other income prior to December 31, 2019.

The table below quantifies the effects on rental and other income for the years ended December 31, 2020, 2019 and 2018 from the adoption ASC 842:

	For the Year Ended December 31,
	2020	2019	2018
Prior to adoption of ASC 842
Rental income	$176,549	$158,167	$127,964
Other income	28,251	22,899	18,633
Total revenue	$204,800	$181,066	$146,597

Post adoption of ASC 842
Rental income	$199,237	$177,162	$143,158
Other income	5,563	3,904	3,439
Total revenue	$204,800	$181,066	$146,597

Differences resulting in ASC 842 adoption
Rental income difference	$22,688	$18,995	$15,194
Other income difference	(22,688)	(18,995)	(15,194)
Total revenue difference	$—	$—	$—

Certain revenue streams such as service provider income and damage recoveries did not qualify for the practical expedient and therefore remained in other income and were subjected to ASU 2014-09.

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842, Leases. The Q&A states that some lease contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. Therefore, entities would need to perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions. The FASB determined it would be acceptable for entities to not perform a lease-by-lease analysis regarding rent concessions resulting from COVID-19, and to instead make a policy election regarding rent concessions, which would give entities the option to account or not to account for these rent concessions as lease modifications if the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. Entities making the election to account for these rent concessions as lease modifications would recognize the effects of rent abatements and rent deferrals on a prospective straight-line basis over the remainder of the modified contract. We have made the election to not perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to payment plans. By electing the FASB relief, we have also made an accounting policy election to not account for rent deferrals provided to lessees due to the COVID-19 pandemic as lease modifications. Lessees are required to pay the full outstanding balance of the rent deferred over the period of the payment plan.

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

As of December 31, 2020, the Company has not recorded any impairment on its real estate assets. We continue to monitor the impact of COVID-19 on our real estate assets (see “—Coronavirus (‘COVID-19’)” for additional information, below).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2020, there are no properties held for sale.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2020, 2019 and 2018.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2020, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2020. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2019, 2018 and 2017 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Coronavirus (“COVID-19”)

In December 2019, a novel coronavirus, which causes respiratory illness and spreads from person to person (COVID-19), was first identified during an investigation into an outbreak in Wuhan, China. The first case of COVID-19 in the U.S. was reported on January 20, 2020. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. Over the ensuing weeks, the President Trump and the task force that was set up to deal with preparations across the country, announced sweeping and unprecedented actions to help slow the spread of the virus.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) imposed a moratorium on evictions and the charging of late fees, which expired on July 25, 2020. On September 4, 2020, the Former President issued an executive order, announcing a new moratorium that temporarily halts evictions through December 31, 2020.

As of January 29, 2021, according to the U.S. Centers for Disease Control and Prevention, over 4.7 million individuals in the U.S. have been fully vaccinated for COVID-19, and the U.S. will continue to roll out vaccines across the nation, prioritizing frontline and essential workers, the elderly, and individuals considered high risk. However, the initial rollout of vaccine distribution has encountered significant delays, and uncertainties remain as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown.

On January 14, 2020, President Biden unveiled a $1.9 trillion “American Rescue Plan” proposal to combat the pandemic and stimulate the economy. The proposal provides additional provisions for increased unemployment benefits, rental assistance, small businesses, state and local governments, educational institutions, and substantial funding towards accelerated distribution of vaccinations and for COVID-19 testing, as well as direct payments of $1,400 to all eligible Americans. The American Rescue Plan is the first of two major spending initiatives expected to be proposed by President Biden.

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

Potential ineffectiveness or delay of such relief measures could lead to further deterioration of economic conditions, higher unemployment rates, and prolonged recession, which in turn could materially affect our (or our tenants’ or venture investment portfolio companies’) performance, financial condition, results of operations, and cash flows. See “Item 1A. Risk factors” within “Part I” in this annual report on Form 10-K for additional discussion of the risks posed by the COVID-19 pandemic, and uncertainties we, our tenants, and the national and global economies face as a result.

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

As of December 31, 2020, the Company, through the OP and the wholly owned TRS, owned 37 properties through single-asset LLCs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the single-asset LLCs that directly own the title to each property as of December 31, 2020 and 2019:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2020	2019
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Eagle Crest	(1)	Irving, Texas	2014	—	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Beechwood Terrace		Antioch, Tennessee	2014	100%	100%
Willow Grove	(1)	Nashville, Tennessee	2014	—	100%
Woodbridge	(1)	Nashville, Tennessee	2014	—	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Southpoint Reserve at Stoney Creek	(1)	Fredericksburg, Virginia	2014	—	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	(2)	Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Cedar Pointe	(3)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista	(4)	Phoenix, Arizona	2019	100%	100%
The Enclave	(4)	Tempe, Arizona	2019	100%	100%
The Heritage	(4)	Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve	(5)	Nashville, Tennessee	2019	100%	100%
Residences at West Place	(5)	Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments	(6)	Las Vegas, Nevada	2019	100%	100%
Bloom	(6)	Las Vegas, Nevada	2019	100%	100%
Bella Solara	(6)	Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos	(7)	Chandler, AZ	2020	100%	—

(1)	Property was sold in 2020.
(2)	Formerly known as The Colonnade.

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

(7)	Fairways at San Marcos was acquired in 2020; therefore, no ownership as of December 31, 2019.

4. Real Estate Investments Statistics

As of December 31, 2020, the Company was invested in a total of 37 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit as of December 31,*(1)		% Occupied as of December 31,*(2)
Property Name		Rentable Square Footage (in thousands)*	Number of Units*	Date Acquired	2020	2019	2020	2019
Arbors on Forest Ridge		155	210	1/31/2014	$917	$894	94.3%	95.7%
Cutter's Point	(3)	198	196	1/31/2014	1,112	—	95.0%	—
Silverbrook		526	642	1/31/2014	926	870	94.9%	95.5%
Beechwood Terrace		272	300	7/21/2014	947	937	95.7%	91.3%
The Summit at Sabal Park		205	252	8/20/2014	1,033	1,010	96.0%	97.2%
Courtney Cove		225	324	8/20/2014	946	927	93.5%	94.8%
Radbourne Lake		247	225	9/30/2014	1,137	1,118	89.8%	90.7%
Timber Creek		248	352	9/30/2014	949	916	93.5%	94.9%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,259	1,270	95.0%	93.8%
Cornerstone		318	430	1/15/2015	1,056	1,053	91.2%	95.6%
The Preserve at Terrell Mill		692	752	2/6/2015	1,006	969	95.5%	94.9%
Versailles		301	388	2/26/2015	925	923	94.3%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,209	1,155	98.6%	94.6%
Madera Point		193	256	8/5/2015	980	924	93.8%	96.1%
Venue at 8651		289	333	10/30/2015	933	924	93.4%	96.1%
Parc500		266	217	7/27/2016	1,340	1,304	97.7%	93.1%
The Venue on Camelback		256	415	10/11/2016	821	777	93.7%	94.2%
Old Farm		697	734	12/29/2016	1,133	1,162	92.1%	92.8%
Stone Creek at Old Farm		186	190	12/29/2016	1,194	1,194	92.1%	95.8%
Hollister Place		246	260	2/1/2017	1,007	995	91.2%	93.1%
Rockledge Apartments		802	708	6/30/2017	1,261	1,260	95.5%	95.3%
Atera Apartments		334	380	10/25/2017	1,247	1,256	92.1%	93.4%
Cedar Pointe		224	210	8/24/2018	1,075	1,066	96.2%	91.4%
Crestmont Reserve		199	242	9/26/2018	895	902	98.8%	94.2%
Brandywine I & II		414	632	9/26/2018	960	978	94.3%	93.7%
Bella Vista		243	248	1/28/2019	1,320	1,265	95.6%	97.2%
The Enclave		194	204	1/28/2019	1,355	1,295	97.5%	93.6%
The Heritage		199	204	1/28/2019	1,298	1,265	94.1%	96.6%
Summers Landing		139	196	6/7/2019	941	920	95.9%	91.8%
Residences at Glenview Reserve		344	360	7/17/2019	993	977	92.8%	94.4%
Residences at West Place		345	342	7/17/2019	1,214	1,211	90.1%	92.7%
Avant at Pembroke Pines		1,442	1520	8/30/2019	1,515	1,498	94.4%	93.7%
Arbors of Brentwood		325	346	9/10/2019	1,194	1,192	91.3%	96.2%
Torreyana Apartments		309	315	11/22/2019	1,184	1,171	93.0%	95.6%
Bloom		498	528	11/22/2019	1,120	1,105	94.1%	90.9%
Bella Solara		271	320	11/22/2019	1,128	1,136	91.6%	91.9%
Fairways at San Marcos	(4)	340	352	11/2/2020	1,232	—	96.0%	—
		12,730	14,205

*	Information is unaudited.

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2020 and December 31, 2019, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2020 and December 31, 2019, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2020 and 2019, divided by the total number of units, expressed as a percentage.
(3)

Cutter’s Point suffered significant damage from a tornado on October 20, 2019 which necessitated a temporary halt to operation of all 196 units. Upon completion of Phase I of the rebuild efforts, the Company returned 60 units to service in 2020; there are 57 units occupied out of the 60 available as of December 31, 2020. The remaining 136 units are currently being rebuilt as part of Phase II of the rebuild with an expected return to service in 2021 (see Note 5).

(4)	Fairways at San Marcos was acquired in 2020.

5. Real Estate Investments

As of December 31, 2020, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,682	$—	$17	$1,650	$15,679
Cutter's Point	3,330	8,035	—	4,983	2,044	18,392
Silverbrook	4,860	27,256	—	3	5,049	37,168
Beechwood Terrace	1,390	22,233	—	32	2,791	26,446
The Summit at Sabal Park	5,770	13,749	—	—	1,813	21,332
Courtney Cove	5,880	13,713	—	114	2,165	21,872
Radbourne Lake	2,440	22,617	—	—	2,147	27,204
Timber Creek	11,260	13,245	—	42	3,473	28,020
Sabal Palm at Lake Buena Vista	7,580	42,401	—	—	2,391	52,372
Cornerstone	1,500	30,781	—	2	3,343	35,626
The Preserve at Terrell Mill	10,170	50,757	—	1,524	7,310	69,761
Versailles	6,720	21,766	—	—	3,861	32,347
Seasons 704 Apartments	7,480	14,418	—	18	1,743	23,659
Madera Point	4,920	17,926	—	—	2,273	25,119
Venue at 8651	2,350	17,473	—	106	3,531	23,460
Parc500	3,860	20,927	—	22	3,827	28,636
The Venue on Camelback	8,340	38,106	—	37	2,570	49,053
Old Farm	11,078	70,846	—	24	3,419	85,367
Stone Creek at Old Farm	3,493	19,471	—	—	792	23,756
Hollister Place	2,782	21,884	—	—	2,555	27,221
Rockledge Apartments	17,451	96,902	—	86	5,363	119,802
Atera Apartments	22,371	37,525	—	9	2,188	62,093
Cedar Pointe	2,371	24,268	—	—	1,577	28,216
Crestmont Reserve	4,124	20,955	—	19	1,411	26,509
Brandywine I & II	6,237	73,613	—	6	4,072	83,928
Bella Vista	10,942	36,787	—	—	2,110	49,839
The Enclave	11,046	30,308	—	—	1,856	43,210
The Heritage	6,835	34,761	—	—	1,793	43,389
Summers Landing	1,798	17,909	—	43	670	20,420
Residences at Glenview Reserve	3,367	42,027	—	14	1,495	46,903
Residences at West Place	3,345	51,802	—	154	1,049	56,350
Avant at Pembroke Pines	48,436	272,436	—	2,847	7,977	331,696
Arbors of Brentwood	6,346	55,777	—	21	1,118	63,262
Torreyana Apartments	23,824	43,489	—	122	1,047	68,482
Bloom	23,805	81,714	—	494	1,782	107,795
Bella Solara	12,605	53,134	—	57	1,228	67,024
Fairways at San Marcos	10,993	71,422	1,675	—	745	84,835
	323,429	1,544,115	1,675	10,796	96,228	1,976,243
Accumulated depreciation and amortization	—	(153,063)	(558)	—	(61,873)	(215,494)
Total Operating Properties	$323,429	$1,391,052	$1,117	$10,796	$34,355	$1,760,749

As of December 31, 2019, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,585	$—	$—	$1,520	$15,435
Cutter's Point	3,330	2,563	—	2,648	1,878	10,419
Eagle Crest	5,450	23,830	—	—	1,832	31,112
Silverbrook	4,860	27,091	—	—	4,630	36,581
Beechwood Terrace	1,390	22,000	—	70	2,535	25,995
The Summit at Sabal Park	5,770	13,600	—	—	1,598	20,968
Courtney Cove	5,880	13,413	—	2	1,982	21,277
Radbourne Lake	2,440	22,465	—	—	1,997	26,902
Timber Creek	11,260	13,993	—	—	2,939	28,192
Sabal Palm at Lake Buena Vista	7,580	41,841	—	492	2,108	52,021
Cornerstone	1,500	30,653	—	—	2,977	35,130
The Preserve at Terrell Mill	10,170	49,216	—	8	6,183	65,577
Versailles	6,720	21,688	—	8	3,736	32,152
Seasons 704 Apartments	7,480	14,336	—	—	1,482	23,298
Madera Point	4,920	17,615	—	—	2,042	24,577
Venue at 8651	2,350	18,192	—	21	3,330	23,893
Parc500	3,860	20,821	—	193	3,202	28,076
The Venue on Camelback	8,340	37,992	—	—	2,086	48,418
Old Farm	11,078	70,670	—	40	2,950	84,738
Stone Creek at Old Farm	3,493	19,436	—	1	716	23,646
Hollister Place	2,782	21,788	—	—	2,159	26,729
Rockledge Apartments	17,451	96,108	—	134	4,759	118,452
Atera Apartments	22,371	37,442	—	8	2,044	61,865
Cedar Pointe	2,372	24,193	—	24	1,268	27,857
Crestmont Reserve	4,124	20,613	—	—	1,272	26,009
Brandywine I & II	6,237	73,004	—	58	3,148	82,447
Bella Vista	10,942	36,690	—	—	1,500	49,132
The Enclave	11,046	30,224	—	24	1,176	42,470
The Heritage	6,835	34,580	—	—	1,246	42,661
Summers Landing	1,798	16,958	—	35	528	19,319
Residences at Glenview Reserve	3,367	40,202	—	11	837	44,417
Residences at West Place	3,345	50,884	—	244	810	55,283
Avant at Pembroke Pines	48,436	266,103	6,989	217	5,376	327,121
Arbors of Brentwood	6,346	54,995	1,215	137	779	63,472
Torreyana Apartments	23,823	42,721	1,201	—	655	68,400
Bloom	23,805	80,365	1,851	—	1,095	107,116
Bella Solara	12,605	52,449	1,158	—	663	66,875
	317,886	1,472,319	12,414	4,375	81,038	1,888,032
Accumulated depreciation and amortization	—	(105,335)	(6,171)	—	(41,046)	(152,552)
Total Operating Properties	$317,886	$1,366,984	$6,243	$4,375	$39,992	$1,735,480

Held For Sale Properties
Southpoint Reserve at Stoney Creek	6,120	11,502	—	1	968	18,591
Woodbridge	3,650	13,296	—	—	1,934	18,880
Willow Grove	3,940	10,946	—	—	1,832	16,718
	13,710	35,744	—	1	4,734	54,189
Accumulated depreciation and amortization	—	(5,390)	—	—	(2,469)	(7,859)
Total Held For Sale Properties	$13,710	$30,354	$—	$1	$2,265	$46,330

Total	$331,596	$1,397,338	$6,243	$4,376	$42,257	$1,781,810

Depreciation expense was $75.6 million, $56.4 million and $45.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization expense related to the Company’s intangible lease assets was $6.8 million, $12.7 million and $2.5 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through December 31, 2020 is expected to be $1.1 million in 2021. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2020 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2020.

Acquisitions

The Company acquired one property during the year ended December 31, 2020, as detailed in the table below (dollars in thousands). The Company acquired eleven properties for a combined purchase price of approximately $876.7 million during the year ended December 31, 2019. See Notes 3, 4 and 6 for additional information.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Fairways at San Marcos	Chandler, Arizona	November 2, 2020	$84,480	$46,464	352	100%

(1)	For additional information regarding the Company’s debt, see Note 6.

Dispositions

The Company sold four properties during the year ended December 31, 2020, as detailed in the table below (in thousands). The Company sold six property for approximately $289.9 million during the year ended December 31, 2019.

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

Cutter’s Point Casualty Losses

On October 20, 2019, as a result of a tornado, the Cutter’s Point property suffered significant property damage. The damage incurred rendered the Property inoperable; therefore, the Company has ceased operations at the property as it is under reconstruction. In relation to this event, the Company wrote down the carrying value of Cutter’s Point by approximately $7.8 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $3.5 million in casualty losses on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2019. Also, the Company filed a business interruption insurance claim and recognized approximately $0.6 million for the lost rent, which is included in miscellaneous income on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. For the year ended December 31, 2020, the Company recognized approximately $1.7 million for lost rents, which is included in miscellaneous income on the consolidated statements of operations and comprehensive income (loss). Lost rental income is insured and the Company expects any operating losses resulting from the damage to be immaterial while the property undergoes reconstruction. Starting November 1, 2019, the Company began capitalizing insurance expense, real estate taxes, interest expense and debt issuance costs to construction in progress and stopped depreciation due to Cutter’s Point being under reconstruction. As of December 31, 2020, approximately $0.6 million of these costs have been capitalized. During the year ended December 31, 2020, the Company recognized approximately $5.8 million in casualty gains on the consolidated statements of operations and comprehensive income (loss) in relation to this event. Upon completion of Phase I of the rebuild efforts, the Company returned 60 units to service in 2020; there are 57 units occupied out of the 60 available as of December 31, 2020. The remaining 136 units are currently being rebuilt as part of Phase II of the rebuild with an expected return to service in 2021. As of December 31, 2020, Cutter’s Point was excluded from the portfolio’s total unit count and all same store pools due to the property undergoing reconstruction which is estimated to be completed in 2021.

Venue 8651 Casualty Losses

On June 10, 2020, as a result of a fire, the Venue 8651 property suffered property damage. In relation to this event, the Company wrote down the carrying value of Venue 8651 by approximately $0.6 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $0.2 million in net casualty gains which is included in property operating expense on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2020. Venue 8651 recognized $0.1 million in business interruption proceeds for lost rents which is included in miscellaneous income on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2020.

Timber Creek Casualty Losses

On November 26, 2020, as a result of a fire, the Timber Creek property suffered property damage. In relation to this event, the Company wrote down the carrying value of Timber Creek by approximately $0.6 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $0.8 million in net casualty gains which is included in property operating expense on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2020.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2020 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		1.82%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		1.82%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		1.82%	7/1/2024
Beechwood Terrace	(3)	Floating	84	23,365		1.58%	9/1/2025
The Summit at Sabal Park	(3)	Floating	84	13,560		1.76%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		1.76%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		1.76%	7/1/2024
Versailles	(3)	Floating	84	23,880		1.76%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		1.76%	7/1/2024
Madera Point	(3)	Floating	84	15,150		1.76%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		1.92%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		1.82%	7/1/2024
Old Farm	(3)	Floating	84	52,886		1.82%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		1.82%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		1.40%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		1.43%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		1.44%	9/1/2025
Cornerstone	(4)	Fixed	120	21,299		4.24%	3/1/2023
Parc500	(5)	Fixed	120	14,951		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		1.48%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		1.71%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		1.62%	11/1/2024
Cedar Pointe	(6)	Floating	84	17,300		1.49%	9/1/2025
Crestmont Reserve	(3)	Floating	84	12,061		1.32%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		1.32%	10/1/2025
Bella Vista	(6)	Floating	84	29,040		1.46%	2/1/2026
The Enclave	(6)	Floating	84	25,322		1.46%	2/1/2026
The Heritage	(6)	Floating	84	24,625		1.46%	2/1/2026
Summers Landing	(7)	Floating	84	10,109		1.32%	10/1/2025
Residences at Glenview Reserve	(8)	Floating	84	26,560		1.58%	10/1/2025
Residences at West Place	(8)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,100		1.57%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		1.57%	10/1/2026
Torreyana Apartments	(6)	Floating	84	37,400		1.84%	12/1/2026
Bloom	(6)	Floating	84	58,850		1.84%	12/1/2026
Bella Solara	(6)	Floating	84	36,575		1.84%	12/1/2026
Fairways at San Marcos	(6)	Floating	84	46,464		2.21%	12/1/2027
				$1,168,078
Fair market value adjustment				1,261	(9)
Deferred financing costs, net of accumulated amortization of $3,706				(6,484)
				$1,162,855

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR was 0.14388% and 30-Day Average Secured Overnight Financing Rate (“SOFR”) was 0.08334% as of December 31, 2020. Fairways at San Marcos utilizes 30-Day Average SOFR as its reference rate while all other properties utilize one-month LIBOR.

(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of December 31, 2020, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

During the year ended December 31, 2020, the Company sold four properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Southpoint Reserve at Stoney Creek	March 20, 2020	Floating	$13,101
Willow Grove	March 26, 2020	Floating	14,818
Woodbridge	March 26, 2020	Floating	13,677
Eagle Crest	September 30, 2020	Floating	29,510
			$71,106

(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 1.83% as of December 31, 2020 and 3.34% as of December 31, 2019. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 162 basis points to 0.14388% as of December 31, 2020 from 1.7625% as of December 31, 2019. As of December 31, 2020, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.06%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3792% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.1 billion of the Company’s floating rate mortgage debt (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2020, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of December 31, 2020, the Company has completed its Green Program improvements on all but one property, which is expected to be completed in 2021. The Company expects to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, the Company is not implementing this on acquisitions going forward.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of December 31, 2020 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	24	$183,000	2.64%	1/28/2022
Deferred financing costs, net of accumulated amortization of $1,937			(677)
			$182,323

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of December 31, 2020 was 0.14388%.

Corporate Credit Facility. On January 28, 2019, the Company, through the OP, entered into a $75.0 million credit facility (the “Corporate Credit Facility”) with Truist Bank, as administrative agent and the lenders party thereto, and immediately drew $52.5 million to fund a portion of the purchase price of Bella Vista, The Enclave, and The Heritage. The Corporate Credit Facility is a full-term, interest-only facility with an initial 24-month term. The Company has the right to request an increase in the facility amount up to $150 million (the “Accordion Feature”). The facility bears interest at a rate of one-month LIBOR plus a range from 2.00% to 2.50%, depending on the Company’s leverage level as determined under the Corporate Credit Facility agreement, and is guaranteed by the Company. On June 29, 2019, the Company, through the OP, exercised its option under the Accordion Feature of the Corporate Credit Facility and increased the amount of the facility from $75 million to $125 million. In conjunction with the increase in the facility, the Company incurred costs of $0.5 million in obtaining the additional financing through the Accordion Feature (see “Deferred Financing Costs” below). On August 28, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $25 million, resulting in incurred costs of $0.2 million of deferred financing costs. On November 20, 2019, the Company, through the OP, increased the amount of the Corporate Credit Facility by $75 million, resulting in aggregate commitments of $225 million as of December 31, 2019. In conjunction with the increase in the facility, the Company incurred costs of $0.8 million of deferred financing costs. As of December 31, 2020, there was $183.0 million in aggregate principal outstanding on the Corporate Credit Facility.

On October 13, 2020, the Company extended the maturity date of the Corporate Credit Facility from January 28, 2021 to January 28, 2022 (the “Maturity Date”), which falls within one year of February 19, 2021. During 2020, the Company repaid $35.0 million in principal on the Corporate Credit Facility and had sufficient cash flow to fund operations as well as close on a new acquisition (Fairways at San Marcos) in the fourth quarter of 2020. Management recognizes that finding an alternative source of funding is necessary to repay the facility by the Maturity Date. Management is evaluating multiple options to fund the repayment of the $183.0 million principal balance outstanding, including recasting the Corporate Credit Facility, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof.  Management believes that there is sufficient time before the Maturity Date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the years ended December 31, 2020, 2019 and 2018, the Company wrote-off deferred financing costs of approximately $0.8 million, $1.4 million and $1.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2020, 2019 and 2018, amortization of deferred financing costs of approximately $2.8 million, $2.1 million and $1.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2020 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2021	$896	$—	$896
2022	1,509	183,000	184,509
2023	21,293	—	21,293
2024	395,168	—	395,168
2025	245,780	—	245,780
Thereafter	503,432	—	503,432
Total	$1,168,078	$183,000	$1,351,078

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2020, 2019 and 2018 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2020, 2019 and 2018, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $393.0 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.16%.

The changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded in OCI and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, the ineffective portion of changes in the fair value of the Company’s derivatives designated as cash flow hedges was recognized directly in net income (loss) as interest expense. The adoption of ASU 2017-12 eliminates the separate measurement of effectiveness and ineffectiveness, and all changes in the fair value of derivatives that are designated as cash flow hedges are recorded directly in OCI. Therefore, during the years ended December 31, 2020, 2019 and 2018, the Company recorded no gain or loss related to the ineffective portion of changes in the fair value of its derivatives designated as cash flow hedges.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into eleven interest rate swap transactions with KeyBank and two with Truist Bank (the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of December 31, 2020. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3792%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of December 31, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
July 1, 2016	June 1, 2021	KeyBank	$100,000	1.1055%
July 1, 2016	June 1, 2021	KeyBank	100,000	1.0210%
July 1, 2016	June 1, 2021	KeyBank	100,000	0.9000%
September 1, 2016	June 1, 2021	KeyBank	100,000	0.9560%
April 1, 2017	April 1, 2022	KeyBank	100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
			$1,167,500	1.3792%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2020, one-month LIBOR was 0.14388%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2020, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2021	September 1, 2026	KeyBank	$200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$492,500	1.0678%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2020, one-month LIBOR was 0.14388%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of December 31, 2020, 2019 and 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of December 31,	Number of Instruments	Notional Amount
2020	16	$393,006
2019	15	$346,542
2018	12	$255,179

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$7,298	$43,530	$3,824

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	3	—	—	—
Total		$3	$7,298	$43,530	$3,824

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2020	2019	2018	OCI into income	2020	2019	2018
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate products	$(56,299)	$(8,153)	$5,928	Interest expense	$(9,337)	$6,472	$3,997

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2020	2019	2018
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate products	Interest expense	$(33)	$(30)	$(49)

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

Financial Instruments Not Carried at Fair Value

At December 31, 2020 and 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value and estimated fair value of our debt at December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$70,067	$73,548	$70,810	$72,386
Floating rate debt (1)	$1,281,011	$1,324,990	$1,340,718	$1,318,989
(1)	Includes balances outstanding under our Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the year ended December 31, 2020, the Company noted there was no impairment, but incurred a casualty loss that resulted in net write downs of approximately $0.6 million for both Venue 8651 and Timber Creek (see Note 5). The Company did not record any impairment charges related to real estate assets for the years ended December 31, 2020, 2019 and 2018.

8. Stockholders’ Equity

Common Stock

On November 14, 2018, the Company issued 2,702,500 shares of common stock, par value $0.01 per share, at a public offering price of $33.00 per share (before underwriters’ discounts and offering costs) for gross proceeds of approximately $89.2 million (the “2018 Offering”). The common stock was offered and sold pursuant to a prospectus supplement, dated November 14, 2018, and a base prospectus, dated April 24, 2017, relating to an effective registration statement on Form S-3. The Company contributed the net proceeds from the 2018 Offering to the OP in exchange for 2,702,500 OP Units, and the OP in turn used a majority of the net proceeds to repay the $50.0 million outstanding under the $60 Million Credit Facility and the $30.0 million outstanding under the $30 Million Bridge Facility.

During the year ended December 31, 2020 and 2019, the Company issued 137,608 and 180,783 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 1,278,306 and 1,565,322 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of December 31, 2020, the Company had 25,016,957 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the year ended December 31, 2020, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through December 31, 2020, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61,224,000, or $25.70 per share.

Treasury Shares

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the year ended December 31, 2020, the Company retired 1,644,697 shares of its common stock held in treasury. During the years ended December 31, 2019 and 2018, the Company retired no shares of its common stock held in treasury. As of December 31, 2020 and 2019, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2020:

	2020
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	447,039		$29.13
Granted	285,035		42.53
Vested	(178,143)	(1)	26.61
Outstanding December 31,	553,931		$36.83

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 137,608 shares being issued as shown on the consolidated statement of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to December 31, 2020:

	Shares Vesting
	February	May	Total
2021	139,842	27,984	167,826
2022	131,546	22,221	153,767
2023	66,860	22,217	89,077
2024	66,860	22,215	89,075
2025	31,971	22,215	54,186
Total	437,079	116,852	553,931

As of December 31, 2020, the Company had issued 559,159 shares of common stock under the 2016 LTIP. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $5.5 million, $5.1 million and $4.2 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of December 31, 2020, the Company had recognized a liability of approximately $1.1 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and Truist Securities, Inc. f/k/a SunTrust Robinson Humphrey, Inc. (“Truist”, and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the three months ended March 31, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired. The following table contains summary information of the 2019 ATM Program since its inception:

Gross proceeds	$99,973,433
Common shares issued	2,125,322
Gross average sale price per share	$47.04

Sales commissions	$1,499,601
Offering costs	1,350,920
Net proceeds	97,122,912
Average price per share, net	$45.70

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Bank (together with Jefferies, Raymond James and KeyBanc, the “2020 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc, Raymond James, and Truist, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program:

Gross proceeds	$31,546,577
Common shares issued	718,306
Gross average sale price per share	$43.92

Sales commissions	$473,199
Offering costs	609,615
Net proceeds	30,463,763
Average price per share, net	$42.41

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Year Ended December 31,
		2020	2019	2018
Numerator for earnings (loss) per share:
Net income (loss)		$44,150	$99,438	$(1,614)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		132	298	(5)
Net income (loss) attributable to common stockholders		$44,018	$99,140	$(1,609)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		24,715	24,116	21,189
Denominator for basic loss per share		24,715	24,116	21,189
Weighted average unvested restricted stock units		519	477	478
Denominator for diluted loss per share	(1)	25,234	24,593	21,189

Earnings (loss) per weighted average common share:
Basic		$1.78	$4.11	$(0.08)
Diluted		$1.74	$4.03	$(0.08)

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the year ended December 31, 2020 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2019	$3,295
Net income attributable to redeemable noncontrolling interests in the OP	132
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(141)
Contributions from redeemable noncontrolling interests in the OP	168
Distributions to redeemable noncontrolling interests in the OP	(265)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(91)
Redeemable noncontrolling interests in the OP, December 31, 2020	$3,098

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

		For the Year Ended December 31,
		2020	2019	2018
Fees incurred
Property management fees	(1)	$5,949	$5,363	$4,382
Construction supervision fees	(2)	1,848	1,549	974
Design fees	(2)	666	255	102
Acquisition fees	(3)	201	1,465	348

Reimbursements
Payroll and benefits	(4)	18,321	18,148	14,100
Other reimbursements	(5)	3,507	3,286	2,200

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2020, 2019 and 2018, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. “Contributed Assets” refers to all Real Estate Assets contributed to the Company as part of its Spin-Off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to its Spin-Off. Advisory and administrative fees on New Assets are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

For the years ended December 31, 2020, 2019 and 2018, the Company incurred advisory and administrative fees of $7.7 million, $7.5 million and $7.5 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Adviser elected to voluntarily waive the advisory and administrative fees of $15.4 million, $9.1 million and $4.1 million, respectively. The advisory and administrative fees waived by the Adviser for the years ended December 31, 2020, 2019 and 2018 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2020, 2019 and 2018, the Company paid approximately $0.2 million, $0.3 million and $0.3 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

In the normal course of business, the Company may purchase properties from affiliates of the Adviser. During the year ended December 31, 2019, the Company purchased the Residences at Glenview Reserve and Residences at West Place from an affiliate of the Adviser for approximately $100.0 million. The Company’s Audit Committee authorized, approved and ratified the acquisition of the two properties.

On November 14, 2018, as part of the 2018 Offering, affiliates of the Adviser purchased 207,971 shares from the underwriters. The shares were purchased on the same terms as other investors at a public offering price of $33.00 per share. However, no underwriters’ discount applied to the purchase of such shares.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2020, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. During the year ended December 31, 2020, the Company incurred an environmental liability of $1.1 million at Cutter’s Point involving asbestos. As of December 31, 2020, the environmental liability involving asbestos at Cutter’s Point has been fully depreciated. There can be no assurance that other material environmental liabilities do not exist.

Self-Insurance Program

Effective March 1, 2019, the Company maintains a partial self-insurance program for property and casualty claims whereby it incurs the “first-loss” portion of a claim up to an aggregate loss amount.  Claims resulting in losses in excess of a $100,000 per occurrence property deductible will be paid by the Company up to an aggregate amount of $1.2 million (the “2019 Aggregate Amount”).  For the period from March 1, 2019 to February 29, 2020, the Company incurred a claim related to Cutter’s Point (see Note 5) as part of the 2019 Aggregate Amount.  The claim related to Cutter’s Point required the Company to fund the full 2019 Aggregate Amount with $0.6 million being funded in December 2019 and the remaining $0.6 million funded during the three months ended March 31, 2020. For the period from March 1, 2019 to February 29, 2020, there were no other potential claims, besides the claim involving Cutter’s Point, that met the criteria as set forth under ASC 450-20.

On March 1, 2020, the Adviser entered into a new policy resulting in a new aggregate amount of $2,365,000 (the “2020 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.5 million being allocated to the Company. As of December 30, 2020, all of the $1.5 million of the 2020 Aggregate Amount allocated to the Company has been funded. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2020 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2020 to December 31, 2020, the Company incurred a claim related to Venue 8651 for $0.9 million and Timber Creek for $1.0 million as part of the 2020 Aggregate Amount (see Note 5).

13. Subsequent Events

Dividends Declared

On February 15, 2021, the Company’s board of directors declared a quarterly dividend of $0.34125 per share, payable on March 31, 2021 to stockholders of record on March 15, 2021.

$145.0 Million Swap

On February 17, 2021, NexPoint Residential Trust, Inc. (the “Company”), through its operating partnership, NexPoint Residential Trust Operating Partnership, L.P., entered into an interest rate swap transaction with Truist Bank (the “Swap”). The Company entered into the Swap to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness). The Swap has an effective date of March 1, 2022 and a termination date of March 1, 2025. Beginning on April 1, 2022, the Company will be required to make monthly fixed rate payments of 0.573% calculated on a notional amount of $145.0 million, while the counterparty will be obligated to make monthly floating rate payments based on one-month LIBOR to the Company referencing the same notional amount.

14. Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

		2020 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$52,582	$50,681	$50,990	$50,547
Net income (loss)		28,039	(9,318)	29,641	(4,212)

Net income (loss) attributable to common stockholders		27,955	(9,290)	29,552	(4,199)
Earnings (loss) per share - basic	(1)	1.10	(0.38)	1.21	(0.17)
Earnings (loss) per share - diluted	(1)	1.08	(0.38)	1.19	(0.17)

(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the loss per share amount calculated for the year ended December 31, 2020.

		2019 Quarters Ended
		March 31	June 30	September 30	December 31
Total revenues		$41,491	$43,066	$46,833	$49,676
Net income (loss)		(4,373)	(1,987)	119,104	(13,306)

Net income (loss) attributable to common stockholders		(4,360)	(1,981)	118,747	(13,266)
Earnings (loss) per share - basic	(1)	(0.19)	(0.08)	4.93	(0.53)
Earnings (loss) per share - diluted	(1)	(0.19)	(0.08)	4.84	(0.53)

(1)

Quarterly earnings (loss) per share amounts are based on the weighted average common shares outstanding during the respective quarter and, therefore, may not agree in total with the earnings per share amount calculated for the year ended December 31, 2019.

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2020			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total (4)	Depreciation and Amortization (5) (6)	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$13,130	$2,330	$10,475	$12,805	$3,186	$2,330	$13,349	$15,679	$(4,266)	1/31/2014
Cutter's Point	Richardson, Texas	16,640	3,330	12,515	15,845	2,899	3,330	15,062	18,392	(2,009)	1/31/2014
Silverbrook	Grand Prairie, Texas	30,590	4,860	25,540	30,400	7,561	4,860	32,308	37,168	(10,470)	1/31/2014
Beechwood Terrace	Antioch, Tennessee	23,365	1,390	20,010	21,400	5,455	1,390	25,056	26,446	(7,041)	7/21/2014
The Summit at Sabal Park	Tampa, Florida	13,560	5,770	13,280	19,050	2,686	5,770	15,562	21,332	(4,704)	8/20/2014
Courtney Cove	Tampa, Florida	13,680	5,880	13,070	18,950	3,353	5,880	15,992	21,872	(4,697)	8/20/2014
Radbourne Lake	Charlotte, North Carolina	20,000	2,440	21,810	24,250	3,606	2,440	24,764	27,204	(6,739)	9/30/2014
Timber Creek	Charlotte, North Carolina	24,100	11,260	11,490	22,750	6,069	11,260	16,760	28,020	(5,610)	9/30/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	42,100	7,580	41,920	49,500	4,259	7,580	44,792	52,372	(10,618)	11/5/2014
Cornerstone	Orlando, Florida	21,299	1,500	30,050	31,550	4,970	1,500	34,126	35,626	(8,861)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	42,480	10,170	47,830	58,000	13,575	10,170	59,591	69,761	(16,074)	2/6/2015
Versailles	Dallas, Texas	23,880	6,720	19,445	26,165	6,763	6,720	25,627	32,347	(7,676)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	17,460	7,480	13,520	21,000	3,060	7,480	16,179	23,659	(4,485)	4/15/2015
Madera Point	Mesa, Arizona	15,150	4,920	17,605	22,525	3,223	4,920	20,199	25,119	(5,113)	8/5/2015
Venue at 8651	Fort Worth, Texas	13,734	2,350	16,900	19,250	4,721	2,350	21,110	23,460	(6,020)	10/30/2015
Parc500	West Palm Beach, Florida	14,951	3,860	19,424	23,284	5,843	3,860	24,776	28,636	(6,073)	7/27/2016
The Venue on Camelback	Phoenix, Arizona	28,093	8,340	36,520	44,860	4,916	8,340	40,713	49,053	(7,496)	10/11/2016
Old Farm	Houston, Texas	52,886	11,078	73,986	85,064	3,657	11,078	74,289	85,367	(12,211)	12/29/2016
Stone Creek at Old Farm	Houston, Texas	15,274	3,493	19,937	23,430	898	3,493	20,263	23,756	(3,287)	12/29/2016
Hollister Place	Houston, Texas	14,811	2,782	21,902	24,684	3,469	2,782	24,439	27,221	(4,664)	2/1/2017
Rockledge Apartments	Marietta, Georgia	68,100	17,451	96,577	114,028	8,795	17,451	102,351	119,802	(15,894)	6/30/2017
Atera Apartments	Dallas, Texas	29,500	22,371	37,090	59,461	3,972	22,371	39,722	62,093	(5,784)	10/25/2017
Cedar Pointe	Antioch, Tennessee	17,300	2,371	24,410	26,781	1,435	2,371	25,845	28,216	(2,801)	8/24/2018
Crestmont Reserve	Dallas, Texas	12,061	4,124	20,667	24,791	1,718	4,124	22,385	26,509	(2,398)	9/26/2018
Brandywine I & II	Nashville, Tennessee	43,835	6,237	73,870	80,107	3,821	6,237	77,691	83,928	(7,761)	9/26/2018
Bella Vista	Phoenix, Arizona	29,040	10,942	37,661	48,603	1,236	10,942	38,897	49,839	(3,437)	1/28/2019
The Enclave	Tempe, Arizona	25,322	11,046	30,933	41,979	1,231	11,046	32,164	43,210	(2,836)	1/28/2019
The Heritage	Phoenix, Arizona	24,625	6,835	35,244	42,079	1,310	6,835	36,554	43,389	(3,111)	1/28/2019
Summers Landing	Fort Worth, Texas	10,109	1,798	17,628	19,426	994	1,798	18,622	20,420	(1,245)	6/7/2019

S-1

Residences at Glenview Reserve	Nashville, Tennessee	26,560	3,367	41,652	45,019	1,884	3,367	43,536	46,903	(2,675)	7/17/2019
Residences at West Place	Orlando, Florida	33,817	3,345	52,657	56,002	348	3,345	53,005	56,350	(3,050)	7/17/2019
Avant at Pembroke Pines	Pembroke Pines, Florida	177,100	48,436	275,671	324,107	7,589	48,436	283,260	331,696	(14,844)	8/30/2019
Arbors of Brentwood	Nashville, Tennessee	34,237	6,346	56,409	62,755	507	6,346	56,916	63,262	(3,003)	9/10/2019
Torreyana Apartments	Las Vegas, Nevada	37,400	23,824	44,560	68,384	98	23,824	44,658	68,482	(1,937)	11/22/2019
Bloom	Las Vegas, Nevada	58,850	23,805	83,288	107,093	702	23,805	83,990	107,795	(3,543)	11/22/2019
Bella Solara	Las Vegas, Nevada	36,575	12,605	54,262	66,867	157	12,605	54,419	67,024	(2,278)	11/22/2019
Fairways at San Marcos	Chandler, Arizona	46,464	10,993	73,785	84,778	57	10,993	73,842	84,835	(783)	11/2/2020
		$1,168,078	$323,429	$1,543,593	$1,867,022	$130,023	$323,429	$1,652,814	$1,976,243	$(215,494)

(1)	Encumbrances includes mortgage debt.
(2)

Includes gross intangible lease assets of approximately $27.8 million and buildings, improvements and furniture, fixtures and equipment of approximately $1.5 billion, which includes total acquisition costs of approximately $7.3 million incurred on the acquisitions of The Colonnade, Old Farm, Stone Creek at Old Farm, Hollister Place, Rockledge Apartments, Atera Apartments, Cedar Pointe, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara, and Fairways at San Marcos and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt in connection with the acquisition of Parc500.

(3)	Includes gross intangible lease assets of approximately $1.7 million, construction in progress of approximately $10.8 million, and furniture, fixtures and equipment of approximately $96.2 million.
(4)	The aggregate cost, net of accumulated depreciation, for Federal income tax purposes as of December 31, 2020 was approximately $1.8 billion (unaudited).
(5)	Includes accumulated amortization of intangible lease assets of approximately $0.6 million.
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

S-2

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Real Estate:
Balance, beginning of year	$1,942,221	$1,222,563	$1,082,805
Additions:
Real estate acquired	84,778	882,313	131,679
Improvements	48,933	47,739	28,809
Deductions:
Real estate sold	(85,588)	(191,203)	(18,311)
Write-off of fully amortized assets and other	(14,101)	(19,191)	(2,419)
Balance, end of year	$1,976,243	$1,942,221	$1,222,563

Accumulated Depreciation and Amortization:
Balance, beginning of year	$160,411	$135,021	$91,649
Depreciation expense	75,609	56,360	45,002
Amortization expense	6,802	12,726	2,468
Accumulated depreciation on sales	(14,523)	(32,408)	(2,500)
Write-off of fully amortized assets and other	(12,805)	(11,288)	(1,598)
Balance, end of year	$215,494	$160,411	$135,021

S-3