Form 10-Q
period 2021-09-30
NexPoint Residential Trust, Inc.
filed 2021-11-03
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
(Zip Code)

(214) 276-6300

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

As of November 3, 2021, the registrant had 25,251,641 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2021

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

•	the risk that the Internal Revenue Service (the “IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers;
•	risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•	any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 22, 2021.

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

iii

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$352,048	$323,429
Buildings and improvements	1,676,850	1,544,115
Intangible lease assets	3,172	1,675
Construction in progress	6,374	10,796
Furniture, fixtures, and equipment	108,430	96,228
Total Gross Operating Real Estate Investments	2,146,874	1,976,243
Accumulated depreciation and amortization	(264,543)	(215,494)
Total Net Operating Real Estate Investments	1,882,331	1,760,749
Real estate held for sale, net of accumulated depreciation of $11,028 and $0, respectively	43,998	—
Total Net Real Estate Investments	1,926,329	1,760,749
Cash and cash equivalents	18,413	24,457
Restricted cash	48,871	32,558
Accounts receivable, net	5,783	9,045
Prepaid and other assets	5,848	2,405
TOTAL ASSETS	$2,005,244	$1,829,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,229,972	$1,162,855
Mortgages payable held for sale, net	40,486	—
Credit facility, net	273,339	182,323
Accounts payable and other accrued liabilities	11,452	10,058
Accrued real estate taxes payable	20,624	12,822
Accrued interest payable	2,364	2,274
Security deposit liability	2,941	2,688
Prepaid rents	1,643	1,639
Fair market value of interest rate swaps	12,466	43,530
Total Liabilities	1,595,287	1,418,189

Redeemable noncontrolling interests in the Operating Partnership	4,532	3,098

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,251,641 and 25,016,957 shares issued and outstanding, respectively	252	250
Additional paid-in capital	386,734	376,710
Accumulated earnings less dividends	31,804	75,321
Accumulated other comprehensive loss	(13,365)	(44,354)
Total Stockholders' Equity	405,425	407,927
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,005,244	$1,829,214

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$54,918	$49,578	$156,305	$149,945
Other income	1,466	1,412	4,438	4,307
Total revenues	56,384	50,990	160,743	154,252
Expenses
Property operating expenses	12,783	11,906	35,116	35,591
Real estate taxes and insurance	7,646	7,686	24,876	23,485
Property management fees (1)	1,639	1,489	4,640	4,504
Advisory and administrative fees (2)	1,938	1,976	5,706	5,777
Corporate general and administrative expenses	3,152	2,807	9,070	8,440
Property general and administrative expenses	2,076	1,559	5,451	4,924
Depreciation and amortization	21,591	17,723	62,335	62,479
Total expenses	50,825	45,146	147,194	145,200
Operating income before gain on sales of real estate	5,559	5,844	13,549	9,052
Gain on sales of real estate	—	30,160	—	69,151
Operating income	5,559	36,004	13,549	78,203
Interest expense	(11,531)	(11,049)	(32,830)	(33,704)
Loss on extinguishment of debt and modification costs	—	(596)	(328)	(1,470)
Casualty gains	—	4,960	2,379	3,932
Miscellaneous income	565	322	1,505	1,401
Net income (loss)	(5,407)	29,641	(15,725)	48,362
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(16)	89	(47)	145
Net income (loss) attributable to common stockholders	$(5,391)	$29,552	$(15,678)	$48,217
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	4,545	4,068	31,082	(54,518)
Total comprehensive income (loss)	(862)	33,709	15,357	(6,156)
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(3)	101	46	(19)
Comprehensive income (loss) attributable to common stockholders	$(859)	$33,608	$15,311	$(6,137)

Weighted average common shares outstanding - basic	25,175	24,372	25,128	24,688
Weighted average common shares outstanding - diluted	25,175	24,926	25,128	25,194

Earnings (loss) per share - basic	$(0.21)	$1.21	$(0.62)	$1.95
Earnings (loss) per share - diluted	$(0.21)	$1.19	$(0.62)	$1.91

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Note 10).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Three Months ended September 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, June 30, 2021	—	$—	25,149,927	$251	$378,365	$46,551	$(17,897)	$407,270
Net loss attributable to common stockholders	—	—	—	—	—	(5,391)	—	(5,391)
Vesting of stock-based compensation	—	—	127	—	1,803	—	—	1,803
Issuance of common shares through at-the-market offering	—	—	101,587	1	6,566	—	—	6,567
Common stock dividends declared ($0.34125 per share)	—	—	—	—	—	(8,826)	—	(8,826)
Other comprehensive income	—	—	—	—	—	—	4,532	4,532
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(530)	—	(530)
Balances, September 30, 2021	—	$—	25,251,641	$252	$386,734	$31,804	$(13,365)	$405,425

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Nine Months ended September 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2020	—	$—	25,016,957	$250	$376,710	$75,321	$(44,354)	$407,927
Net loss attributable to common stockholders	—	—	—	—	—	(15,678)	—	(15,678)
Vesting of stock-based compensation	—	—	133,097	1	3,720	—	—	3,721
Issuance of common shares through at-the-market offering	—	—	101,587	1	6,304	—	—	6,305
Common stock dividends declared ($1.02375 per share)	—	—	—	—	—	(26,384)	—	(26,384)
Other comprehensive income	—	—	—	—	—	—	30,989	30,989
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(1,455)	—	(1,455)
Balances, September 30, 2021	—	$—	25,251,641	$252	$386,734	$31,804	$(13,365)	$405,425

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

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(15,725)	$48,362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	—	(69,151)
Depreciation and amortization	62,335	62,479
Amortization/write-off of deferred financing costs	1,931	2,940
Change in fair value on derivative instruments included in interest expense	11,202	5,651
Net cash paid on derivative settlements	(11,253)	(4,192)
Amortization/write-off of fair market value adjustment of assumed debt	(86)	(152)
Provision for bad debts, net	2,958	1,615
Vesting of stock-based compensation	5,212	4,071
Insurance proceeds received for business interruption	312	1,401
Casualty gains	(4,241)	(4,684)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(3,690)	(4,988)
Operating liabilities	8,959	3,172
Net cash provided by operating activities	57,914	46,524

Cash flows from investing activities
Net proceeds from sales of real estate	—	140,197
Prepaid acquisition costs	—	(5,077)
Self-insurance paid for casualty losses	(1,591)	(2,049)
Insurance proceeds received from casualty losses	8,419	1,626
Additions to real estate investments	(32,689)	(35,298)
Acquisitions of real estate investments	(197,094)	—
Net cash provided by (used in) investing activities	(222,955)	99,399

Cash flows from financing activities
Mortgage proceeds received	108,005	—
Mortgage payments	(582)	(71,723)
Credit facilities proceeds received	285,000	35,000
Credit facilities payments	(193,000)	(38,000)
Deferred financing costs paid	(2,583)	—
Interest rate cap fees paid	(175)	—
Prepayment penalties on extinguished debt	—	(711)
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	6,305	36,966
Payments for taxes related to net share settlement of stock-based compensation	(1,491)	(1,732)
Repurchase of common stock	—	(44,530)
Dividends paid to common stockholders	(26,169)	(23,759)
Net cash provided by (used in) financing activities	175,310	(108,489)

Net increase in cash, cash equivalents and restricted cash	10,269	37,434
Cash, cash equivalents and restricted cash, beginning of period	57,015	71,182
Cash, cash equivalents and restricted cash, end of period	$67,284	$108,616

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$20,026	$27,573
Supplemental Disclosure of Noncash Activities

Capitalized construction costs included in accounts payable and other accrued liabilities	2,826	5,288
Change in fair value on derivative instruments designated as hedges	31,082	(54,518)
Other assets acquired from acquisitions	145	—
Liabilities assumed from acquisitions	192	—
Increase in dividends payable upon vesting of restricted stock units	215	79
Write-off of assets due to casualty losses	2,028	648
Write-off of fully amortized in-place leases	1,675	12,414
Write-off of deferred financing costs	328	757

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2021, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 22, 2021.

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

As of September 30, 2021, the Company has not recorded any impairment on its real estate assets. However, we continue to monitor the impact of COVID-19 (see “–Coronavirus (“COVID-19”)” for additional information, below).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2021, there are two properties classified as held for sale. Held for sale assets on the consolidated balance sheet included approximately $0.1 million of accounts receivable and prepaid and other assets, and approximately $1.1 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the nine months ended September 30, 2021 and 2020.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2021, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2021. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2020, 2019 and 2018 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

3. Investments in Subsidiaries

The Company conducts its operations through the OP, which owns properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. In connection with its indirect equity investments in the properties acquired, the Company, through the OP and the TRS, directly or indirectly holds 100% of the membership interests in SPEs that directly own the properties. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

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

As of September 30, 2021, the Company, through the OP and the wholly owned TRS, owned 40 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of September 30, 2021 and December 31, 2020:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	September 30, 2021	December 31, 2020
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Beechwood Terrace	(1)	Antioch, Tennessee	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback		Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Cedar Pointe	(1)	Antioch, Tennessee	2018	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments	(2)	Las Vegas, Nevada	2019	100%	100%
Bloom	(2)	Las Vegas, Nevada	2019	100%	100%
Bella Solara	(2)	Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman	(3)	Charlotte, North Carolina	2021	100%	0%	(4)
Creekside at Matthews	(3)	Charlotte, North Carolina	2021	100%	0%	(4)
Six Forks Station	(5)	Raleigh, North Carolina	2021	100%	0%	(4)

(1)	Property was classified as held for sale as of September 30, 2021.
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

(4)	Properties were acquired in 2021; therefore, no ownership as of December 31, 2020.
(5)

The EAT that directly owned Six Forks Station was consolidated as a VIE at September 30, 2021 giving the Company an effective 100% ownership interest. Legal title will transfer to the Company upon completion of the reverse 1031 Exchange or March 9, 2022, whichever comes first.  Upon the transfer of title, the EAT that directly owned these properties will no longer be considered a VIE.

4. Real Estate Investments Statistics

As of September 30, 2021, the Company was invested in a total of 40 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of			% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
Arbors on Forest Ridge		155	210	1/31/2014	$958	$917		96.7%	94.3%
Cutter's Point		198	196	1/31/2014	1,104	1,112		91.0%	95.0%
Silverbrook		526	642	1/31/2014	1,007	926		94.1%	94.9%
Beechwood Terrace	(4)	272	300	7/21/2014	982	947		96.7%	95.7%
The Summit at Sabal Park		205	252	8/20/2014	1,150	1,033		97.2%	96.0%
Courtney Cove		225	324	8/20/2014	1,054	946		94.8%	93.5%
Radbourne Lake		247	225	9/30/2014	1,179	1,137		96.9%	89.8%
Timber Creek		248	352	9/30/2014	1,006	949		94.3%	93.5%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,308	1,259		98.3%	95.0%
Cornerstone		318	430	1/15/2015	1,103	1,056		95.8%	91.2%
The Preserve at Terrell Mill		692	752	2/6/2015	1,088	1,006		93.2%	95.5%
Versailles		301	388	2/26/2015	991	925		94.8%	94.3%
Seasons 704 Apartments		217	222	4/15/2015	1,346	1,209		98.2%	98.6%
Madera Point		193	256	8/5/2015	1,106	980		96.1%	93.8%
Venue at 8651		289	333	10/30/2015	967	933		92.9%	93.4%
Parc500		266	217	7/27/2016	1,474	1,340		97.7%	97.7%
The Venue on Camelback		256	415	10/11/2016	870	821		96.1%	93.7%
Old Farm		697	734	12/29/2016	1,159	1,133		97.0%	92.1%
Stone Creek at Old Farm		186	190	12/29/2016	1,218	1,194		93.2%	92.1%
Hollister Place		246	260	2/1/2017	1,024	1,007		95.1%	91.2%
Rockledge Apartments		802	708	6/30/2017	1,345	1,261		95.3%	95.5%
Atera Apartments		334	380	10/25/2017	1,248	1,247		95.9%	92.1%
Cedar Pointe	(4)	224	210	8/24/2018	1,132	1,075		95.7%	96.2%
Crestmont Reserve		199	242	9/26/2018	939	895		95.5%	98.8%
Brandywine I & II		414	632	9/26/2018	991	960		94.8%	94.3%
Bella Vista		243	248	1/28/2019	1,419	1,320		98.0%	95.6%
The Enclave		194	204	1/28/2019	1,449	1,355		98.5%	97.5%
The Heritage		199	204	1/28/2019	1,403	1,298		96.6%	94.1%
Summers Landing		139	196	6/7/2019	981	941		96.4%	95.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,036	993		96.1%	92.8%
Residences at West Place		345	342	7/17/2019	1,305	1,214		94.4%	90.1%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	1,631	1,515		95.1%	94.4%
Arbors of Brentwood		325	346	9/10/2019	1,259	1,194		96.8%	91.3%
Torreyana Apartments		309	315	11/22/2019	1,292	1,184		95.6%	93.0%
Bloom		498	528	11/22/2019	1,210	1,120		90.9%	94.1%
Bella Solara		271	320	11/22/2019	1,221	1,128		93.4%	91.6%
Fairways at San Marcos		340	352	11/2/2020	1,377	1,232		96.6%	96.0%
The Verandas at Lake Norman		241	264	6/30/2021	1,175	—	(5)	95.1%	—	(5)
Creekside at Matthews		263	240	6/30/2021	1,334	—	(5)	94.6%	—	(5)
Six Forks Station		360	323	9/10/2021	1,244	—	(5)	96.3%	—	(5)
		13,594	15,032

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2021 and December 31, 2020, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2021 and December 31, 2020, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2021 and December 31, 2020, divided by the total number of units, expressed as a percentage.
(3)	Includes 89 down units due to casualty events as of September 30, 2021 (see Note 5).
(4)	Property classified as held for sale as of September 30, 2021.
(5)	Properties were acquired in 2021.

5. Real Estate Investments

As of September 30, 2021, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,693	$—	$37	$1,779	$15,839
Cutter's Point	3,330	17,869	—	(2)	2,065	23,262
Silverbrook	4,860	27,406	—	47	5,471	37,784
The Summit at Sabal Park	5,770	13,768	—	—	1,922	21,460
Courtney Cove	5,880	13,916	—	347	2,329	22,472
Radbourne Lake	2,440	22,792	—	—	2,361	27,593
Timber Creek	11,260	13,293	—	54	3,743	28,350
Sabal Palm at Lake Buena Vista	7,580	42,428	—	—	2,679	52,687
Cornerstone	1,500	30,870	—	—	3,658	36,028
The Preserve at Terrell Mill	10,170	53,043	—	—	8,522	71,735
Versailles	6,720	21,879	—	4	4,033	32,636
Seasons 704 Apartments	7,480	14,598	—	—	2,001	24,079
Madera Point	4,920	17,983	—	70	2,519	25,492
Venue at 8651	2,350	16,746	—	1,070	3,713	23,879
Parc500	3,860	21,101	—	—	4,089	29,050
The Venue on Camelback	8,340	38,419	—	19	3,074	49,852
Old Farm	11,078	70,936	—	73	3,768	85,855
Stone Creek at Old Farm	3,493	19,396	—	301	866	24,056
Hollister Place	2,782	21,155	—	945	2,696	27,578
Rockledge Apartments	17,451	97,340	—	—	5,658	120,449
Atera Apartments	22,371	36,785	—	1,336	2,320	62,812
Crestmont Reserve	4,124	21,067	—	—	1,499	26,690
Brandywine I & II	6,237	73,692	—	—	4,867	84,796
Bella Vista	10,942	36,874	—	255	2,561	50,632
The Enclave	11,046	30,431	—	—	2,293	43,770
The Heritage	6,835	34,824	—	107	2,240	44,006
Summers Landing	1,798	18,384	—	—	772	20,954
Residences at Glenview Reserve	3,367	42,289	—	(15)	2,163	47,804
Residences at West Place	3,345	52,284	—	—	1,424	57,053
Avant at Pembroke Pines	48,434	275,618	—	1,459	10,529	336,040
Arbors of Brentwood	6,346	55,986	—	—	2,006	64,338
Torreyana Apartments	23,824	43,654	—	25	1,257	68,760
Bloom	23,805	82,301	—	162	2,373	108,641
Bella Solara	12,605	53,358	—	22	1,659	67,644
Fairways at San Marcos	10,993	72,746	—	58	1,708	85,505
The Verandas at Lake Norman	9,510	52,760	971	—	584	63,825
Creekside at Matthews	11,515	45,269	1,001	—	577	58,362
Six Forks Station	11,357	61,897	1,200	—	652	75,106
	352,048	1,676,850	3,172	6,374	108,430	2,146,874
Accumulated depreciation and amortization	—	(187,207)	(1,186)	—	(76,150)	(264,543)
Total Operating Properties	$352,048	$1,489,643	$1,986	$6,374	$32,280	$1,882,331

Held For Sale Properties
Beechwood Terrace	1,390	22,286	—	—	2,982	26,658
Cedar Pointe	2,372	24,290	—	—	1,706	28,368
Accumulated depreciation and amortization	—	(7,537)	—	—	(3,491)	(11,028)
Total Held For Sale Properties	$3,762	$39,039	$—	$—	$1,197	$43,998

Total	$355,810	$1,528,682	$1,986	$6,374	$33,477	$1,926,329

As of December 31, 2020, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,682	$—	$17	$1,650	$15,679
Cutter's Point	3,330	8,035	—	4,983	2,044	18,392
Silverbrook	4,860	27,256	—	3	5,049	37,168
Beechwood Terrace	1,390	22,233	—	32	2,791	26,446
The Summit at Sabal Park	5,770	13,749	—	—	1,813	21,332
Courtney Cove	5,880	13,713	—	114	2,165	21,872
Radbourne Lake	2,440	22,617	—	—	2,147	27,204
Timber Creek	11,260	13,245	—	42	3,473	28,020
Sabal Palm at Lake Buena Vista	7,580	42,401	—	—	2,391	52,372
Cornerstone	1,500	30,781	—	2	3,343	35,626
The Preserve at Terrell Mill	10,170	50,757	—	1,524	7,310	69,761
Versailles	6,720	21,766	—	—	3,861	32,347
Seasons 704 Apartments	7,480	14,418	—	18	1,743	23,659
Madera Point	4,920	17,926	—	—	2,273	25,119
Venue at 8651	2,350	17,473	—	106	3,531	23,460
Parc500	3,860	20,927	—	22	3,827	28,636
The Venue on Camelback	8,340	38,106	—	37	2,570	49,053
Old Farm	11,078	70,846	—	24	3,419	85,367
Stone Creek at Old Farm	3,493	19,471	—	—	792	23,756
Hollister Place	2,782	21,884	—	—	2,555	27,221
Rockledge Apartments	17,451	96,902	—	86	5,363	119,802
Atera Apartments	22,371	37,525	—	9	2,188	62,093
Cedar Pointe	2,371	24,268	—	—	1,577	28,216
Crestmont Reserve	4,124	20,955	—	19	1,411	26,509
Brandywine I & II	6,237	73,613	—	6	4,072	83,928
Bella Vista	10,942	36,787	—	—	2,110	49,839
The Enclave	11,046	30,308	—	—	1,856	43,210
The Heritage	6,835	34,761	—	—	1,793	43,389
Summers Landing	1,798	17,909	—	43	670	20,420
Residences at Glenview Reserve	3,367	42,027	—	14	1,495	46,903
Residences at West Place	3,345	51,802	—	154	1,049	56,350
Avant at Pembroke Pines	48,436	272,436	—	2,847	7,977	331,696
Arbors of Brentwood	6,346	55,777	—	21	1,118	63,262
Torreyana Apartments	23,824	43,489	—	122	1,047	68,482
Bloom	23,805	81,714	—	494	1,782	107,795
Bella Solara	12,605	53,134	—	57	1,228	67,024
Fairways at San Marcos	10,993	71,422	1,675	—	745	84,835
	323,429	1,544,115	1,675	10,796	96,228	1,976,243
Accumulated depreciation and amortization	—	(153,063)	(558)	—	(61,873)	(215,494)
Total Operating Properties	$323,429	$1,391,052	$1,117	$10,796	$34,355	$1,760,749

Depreciation expense was $20.4 million and $17.7 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $60.0 million and $56.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Amortization expense related to the Company’s intangible lease assets was $1.2 million and $0.0 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to the Company’s intangible lease assets was $2.3 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through September 30, 2021 is expected to be $1.5 million for the remainder of the year ended December 31, 2021. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2021 has been fully amortized and the assets and related accumulated amortization have been written off as of September 30, 2021.

Acquisitions

The Company acquired three properties during the nine months ended September 30, 2021, as detailed in the table below (dollars in thousands). There were no acquisitions of real estate during the nine months ended September 30, 2020.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt	# Units	Effective Ownership
The Verandas at Lake Norman	Charlotte, North Carolina	June 30, 2021	$63,500	$34,925	264	100%
Creekside at Matthews	Charlotte, North Carolina	June 30, 2021	58,000	31,900	240	100%
Six Forks Station	Raleigh, North Carolina	September 10, 2021	74,760	41,180	323	100%
			$196,260	$108,005	827

Dispositions

There were no dispositions of real estate during the nine months ended September 30, 2021. The Company sold four properties for approximately $142.0 million during the nine months ended September 30, 2020.

Cutter’s Point Casualty Losses

On October 20, 2019, as a result of a tornado, the Cutter’s Point property suffered significant property damage. The damage incurred rendered the property inoperable; therefore, the Company ceased operations at the property because it was under reconstruction. In relation to this event, the Company wrote down the carrying value of Cutter’s Point by approximately $7.8 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $3.5 million in casualty losses on the consolidated  statement of operations and comprehensive income during the year ended December 31, 2019. Lost rental income is insured and the Company expects any operating losses resulting from the damage to be immaterial while the property undergoes reconstruction. Starting November 1, 2019, the Company began capitalizing insurance expense, real estate taxes, interest expense and debt issuance costs to construction in progress and stopped depreciation due to Cutter’s Point being under development. As of September 30, 2021, approximately $0.8 million of these costs have been capitalized. During the nine months ended September 30, 2021, Cutter's Point recognized $1.1 million in casualty gains on the consolidated statements of operations and comprehensive income (loss) in relation to this event.  The Company filed a business interruption insurance claim and recognized approximately $0.9 million for the lost rent, which is included in miscellaneous income on the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2021. Upon completion of Phase I of the rebuild efforts, the Company returned 60 units to service in 2020; On June 21, 2021, 80 downed units were returned to service; During the third quarter of 2021, the remaining 56 units as part of Phase II of the rebuild were completed of which 48 were leased as of September 30, 2021. As of September 30, 2021, we excluded eight of the Cutter’s Point units from the Portfolio’s total unit count due to the limited amount of time the eight returned units were available for the period ending September 30, 2021.

Venue 8651 Casualty Losses

On June 10, 2020, as a result of a fire, the Venue 8651 property suffered property damage. In relation to this event, the Company wrote down the carrying value of Venue 8651 by approximately $0.6 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $0.2 million in net casualty gains which is included in property operating expense on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2020. During the nine months ended September 30, 2021, Venue 8651 recognized approximately $0.1 million in business interruption proceeds for lost rent which is included in miscellaneous income on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2021, we excluded eight of the Venue 8651 units from the Portfolio’s total unit count and all same store pools due to the property reconstruction which is estimated to be completed in 2022.

Timber Creek Casualty Losses

On November 26, 2020, as a result of a fire, the Timber Creek property suffered property damage. In relation to this event, the Company wrote down the carrying value of Timber Creek by approximately $0.6 million. During the nine months ended September 30, 2021, Timber Creek recognized approximately $0.2 million in business interruption proceeds for lost rent which is included in miscellaneous income on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2021, we excluded 16 of the Timber Creek units from the Portfolio’s total unit count and all same store pools due to the property reconstruction which is estimated to be completed in 2022.

Winter Storm Uri

In February of 2021, as a result of winter storm Uri, Atera, Hollister Place, Old Farm, Stone Creek, Cutter’s Point, and Venue 8651 each sustained significant property damage. In relation to this event, the Company wrote down the carrying value of the impacted properties by approximately $2.0 million. During the nine months ended September 30, 2021, the Company recognized $1.3 million in casualty gains and $0.4 million in business interruption proceeds for lost rent, which is included in miscellaneous income, on the consolidated statements of operations and comprehensive income (loss) in relation to this event. As of September 30, 2021, 57 units damaged by winter storm Uri are excluded from the Portfolio’s total unit count and all same store pools due to the properties reconstruction which are estimated to be completed in 2021.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2021 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		1.76%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		1.76%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		1.76%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		1.70%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		1.70%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		1.70%	7/1/2024
Versailles	(3)	Floating	84	23,880		1.70%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		1.70%	7/1/2024
Madera Point	(3)	Floating	84	15,150		1.70%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		1.86%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		1.76%	7/1/2024
Old Farm	(3)	Floating	84	52,886		1.76%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		1.76%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		1.34%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		1.37%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		1.38%	9/1/2025
Cornerstone	(4)	Fixed	120	20,929		4.24%	3/1/2023
Parc500	(5)	Fixed	120	14,738		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		1.42%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		1.65%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		1.56%	11/1/2024
Crestmont Reserve	(3)	Floating	84	12,061		1.26%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		1.26%	10/1/2025
Bella Vista	(6)	Floating	84	29,040		1.40%	2/1/2026
The Enclave	(6)	Floating	84	25,322		1.40%	2/1/2026
The Heritage	(6)	Floating	84	24,625		1.40%	2/1/2026
Summers Landing	(7)	Floating	84	10,109		1.26%	10/1/2025
Residences at Glenview Reserve	(8)	Floating	84	26,560		1.52%	10/1/2025
Residences at West Place	(8)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,101		1.51%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		1.51%	10/1/2026
Torreyana Apartments	(6)	Floating	84	37,400		1.78%	12/1/2026
Bloom	(6)	Floating	84	58,850		1.78%	12/1/2026
Bella Solara	(6)	Floating	84	36,575		1.78%	12/1/2026
Fairways at San Marcos	(6)	Floating	84	46,464		2.18%	12/1/2027
The Verandas at Lake Norman	(9)	Floating	84	34,925		1.90%	7/1/2028
Creekside at Matthews	(9)	Floating	84	31,900		1.90%	7/1/2028
Six Forks Station	(10)	Floating	120	41,180		1.77%	10/1/2031
				$1,234,836
Fair market value adjustment				1,110	(11)
Deferred financing costs, net of accumulated amortization of $4,671				(5,974)
				$1,229,972

Held For Sale Property
Beechwood Terrace	(3)	Floating	84	$23,365		1.52%	9/1/2025
Cedar Pointe	(6)	Floating	84	17,300		1.43%	9/1/2025
				$40,665
Deferred financing costs, net of accumulated amortization of $139				(179)
				$40,486

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. One-month LIBOR was 0.08025% and 30-Day Average Secured Overnight Financing Rate (“SOFR”) was 0.05% as of September 30, 2021. Fairways at San Marcos, Verandas at Lake Norman, Creekside at Matthews, and Six Forks Station utilize 30-Day Average SOFR as its reference rate while all other properties utilize one-month LIBOR.

(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of September 30, 2021, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

(10)

Loan can be pre-paid in the first 24 months of the term in certain circumstances at par plus 5.00%. Starting in the 25th month of the term through the 116th of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last four months of the term.

(11)

The Company reflected a valuation adjustment on its fixed rate debt for Parc500 and Residences at West Place to adjust it to fair market value on their respective dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 1.77% as of September 30, 2021 and 1.83% as of December 31, 2020. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 6 basis points to 0.08025% as of September 30, 2021 from 0.14388% as of December 31, 2020. As of September 30, 2021, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 2.93%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3461% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate mortgage debt (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2021, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of September 30, 2021, the Company had completed its Green Program improvements on all but one property, which is expected to be completed in 2021. The Company expects to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, the Company is not implementing this on acquisitions going forward.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of September 30, 2021 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	36	$225,000	2.48%	6/30/2024
Corporate Credit Facility	Floating	3	50,000	2.48%	12/31/2021
Deferred financing costs, net of accumulated amortization of $149			(1,661)
			$273,339

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of September 30, 2021 was 0.08025%.

Corporate Credit Facility. On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist”), as administrative agent, and the lenders from time to time party thereto (the “Corporate Credit Facility”). $225 million of the Corporate Credit Facility was a revolving credit facility and $25 million of the Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Corporate Credit Facility, the Company, through the OP, terminated its $225.0 million revolving credit facility with Truist, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Corporate Credit Facility, the Corporate Credit Facility may be increased up to an additional $100.0 million (the “Accordion Feature”) if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term and on December 31, 2021 with respect to the term loan. On September 9, 2021, the Company, through the OP, modified the Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Corporate Credit Facility from $250 million to $285 million. In conjunction with the increase in the facility, the Company incurred costs of $0.3 million in obtaining the additional financing through the modification (see “Deferred Financing Costs” below). On September 30, 2021, the Company made a $10.0 million principal payment on the term loans resulting in $275.0 million in aggregate principal outstanding as of September 30, 2021 on the Corporate Credit Facility, with $50.0 million of the term loans maturing on December 31, 2021. The Company intends on using the net cash proceeds from the dispositions of its held-for-sale properties, Beechwood Terrace and Cedar Pointe, to repay the $50.0 million term loans that mature on December 31, 2021 (see Note 12).

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owing under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. The Company is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. For the three months ended September 30, 2021 and 2020, amortization of deferred financing costs of approximately $0.5 million and $0.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2021 and 2020, amortization of deferred financing costs of approximately $1.6 million and $2.1 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. For the nine months ended September 30, 2021 and 2020, the Company wrote-off deferred financing costs of approximately $0.3 million and $0.8 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss).

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2021 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2021	$315	$—	$50,000	$50,315
2022	1,508	—	—	1,508
2023	21,252	—	—	21,252
2024	395,098	—	225,000	620,098
2025	205,227	40,665	—	245,892
Thereafter	611,436	—	—	611,436
Total	$1,234,836	$40,665	$275,000	$1,550,501

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2021 and December 31, 2020 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the nine months ended September 30, 2021 and 2020, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $412.2 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.02% as of September 30, 2021.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into nine interest rate swap transactions with KeyBank National Association (“KeyBank”) and two with Truist Bank (the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of September 30, 2021. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3461%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of September 30, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
April 1, 2017	April 1, 2022	KeyBank	$100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
			$1,167,500	1.3461%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2021, one-month LIBOR was 0.08025%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
March 1, 2022	March 1, 2025	Truist	$145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$342,500	0.9164%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2021, one-month LIBOR was 0.08025%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of September 30, 2021 and 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of September 30,	Number of Instruments	Notional Amount
2021	14	$412,221
2020	15	$346,542

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$—	$12,466	$43,530

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	81	3	—	—
Total		$81	$3	$12,466	$43,530

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2021	2020	OCI into income	2021	2020
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$801	$413	Interest expense	$(3,744)	$(3,654)
For the nine months ended September 30,
Interest rate products	$19,929	$(60,170)	Interest expense	$(11,153)	$(5,651)

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2021	2020
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	$52	$28
For the nine months ended September 30,
Interest rate products	Interest expense	$96	$—

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

Financial Instruments Not Carried at Fair Value

At September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value and estimated fair value of our debt at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		September 30, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$69,484	$71,550	$70,258	$74,869
Floating rate debt (1)	$1,481,017	$1,505,923	$1,266,547	$1,305,604

(1)	Includes balances outstanding under our Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the nine months ended September 30, 2021, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2021, the Company issued 133,097 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 101,587 shares pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of September 30, 2021, the Company had 25,251,641 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023.  The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2021 and 2020, the Company repurchased zero and 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through September 30, 2021, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61.2 million, or $25.70 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the nine months ended September 30, 2021 and 2020, the Company retired zero and 1,644,697 shares of its common stock held in treasury. As of September 30, 2021, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 18, 2021, pursuant to the 2016 LTIP, the Company granted 204,663 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2021:

	2021
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	553,931		$36.83
Granted	204,663		41.43
Vested	(167,627)	(1)	34.18
Forfeited	(2,135)		41.46
Outstanding September 30,	588,832		$39.17

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 133,097 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to September 30, 2021:

	Shares Vesting
	February	May	Total
2022	180,249	22,022	202,271
2023	105,495	22,019	127,514
2024	105,495	22,017	127,512
2025	70,607	22,017	92,624
2026	38,911	—	38,911
Total	500,757	88,075	588,832

As of September 30, 2021, the Company had issued 692,256 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2021 and 2020, the Company recognized approximately $1.8 million and $1.4 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $5.2 million and $4.1 million, respectively, of equity-based compensation expense related to grants of restricted stock units.  As of September 30, 2021, the Company had recognized a liability of approximately $1.3 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and Truist Securities, Inc. f/k/a SunTrust Robinson Humphrey, Inc. (“Truist”, and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the six months ended June 30, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired. The following table contains summary information of the 2019 ATM Program during the year ended December 31, 2020:

Gross proceeds	$28,000,000
Common shares issued	560,000
Gross average sale price per share	$50.00

Sales commissions	$420,000
Offering costs	331,143
Net proceeds	27,248,857
Average price per share, net	$48.66

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist (together with Jefferies, Raymond James, KeyBanc and Truist, the “2020 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc, Raymond James, and Truist or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the nine months ended September 30, 2021, the Company issued 101,587 shares of common stock at an average price of $66.36 per share for gross proceeds of $6.7 million under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since inception:

Gross proceeds	$38,287,751
Common shares issued	819,893
Gross average sale price per share	$46.70

Sales commissions	$574,317
Offering costs	944,311
Net proceeds	36,769,123
Average price per share, net	$44.85

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Numerator for earnings (loss) per share:
Net income (loss)		$(5,407)	$29,641	$(15,725)	$48,362
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		(16)	89	(47)	145
Net income (loss) attributable to common stockholders		$(5,391)	$29,552	$(15,678)	$48,217

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,175	24,372	25,128	24,688
Denominator for basic earnings (loss) per share		25,175	24,372	25,128	24,688
Weighted average unvested restricted stock units		613	554	596	506
Denominator for diluted earnings per share	(1)	25,175	24,926	25,128	25,194

Earnings (loss) per weighted average common share:
Basic		$(0.21)	$1.21	$(0.62)	$1.95
Diluted		$(0.21)	$1.19	$(0.62)	$1.91

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2021 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2020	$3,098
Net loss attributable to redeemable noncontrolling interests in the OP	(47)
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	93
Contributions from redeemable noncontrolling interests in the OP	11
Distributions to redeemable noncontrolling interests in the OP	(78)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	1,455
Redeemable noncontrolling interests in the OP, September 30, 2021	$4,532

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Fees incurred
Property management fees	(1)	$1,632	$1,484	$4,621	$4,487
Construction supervision fees	(2)	276	374	832	1,421
Design fees	(2)	6	99	84	612
Acquisition fees	(3)	183	—	458	—

Reimbursements
Payroll and benefits	(4)	4,581	4,814	13,638	13,470
Other reimbursements	(5)	865	784	2,547	2,469

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2021 and 2020, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2021 and 2020, the Company incurred advisory and administrative fees of $1.9 million and $2.0 million, respectively. For the three months ended September 30, 2021 and 2020, the Adviser elected to voluntarily waive the advisory and administrative fees of $4.5 million and $3.8 million, respectively, and are considered to be permanently waived. For the nine months ended September 30, 2021 and 2020, the Company incurred advisory and administrative fees of $5.7 million and $5.8 million, respectively. For the nine months ended September 30, 2021 and 2020, the Adviser elected to voluntarily waive the advisory and administrative fees of $12.6 million and $11.5 million, respectively, and are considered to be permanently waived. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the nine months ended September 30, 2021 and 2020, the Company paid approximately $0.0 million and $0.2 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction.

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

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2021, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of September 30, 2021, the Company has funded approximately $0.2 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2021, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

On March 1, 2020, the Adviser entered into a new policy resulting in a new aggregate amount of $2,365,000 (the “2020 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.5 million being allocated to the Company. As of December 30, 2020, all of the $1.5 million of the 2020 Aggregate Amount allocated to the Company has been funded. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2020 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2020 to February 28, 2021, the Company fully funded the 2020 Aggregate Amount for claims related to Venue 8651 and Timber Creek (see Note 5).

On March 1, 2021, the Adviser entered into a new policy resulting in a new aggregate amount of $2,468,750 (the “2021 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.6 million being allocated to the Company. As of September 30, 2021, all of the $1.6 million of the 2021 Aggregate Amount allocated to the Company has been prepaid. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2021 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated.  For the period from March 1, 2021 to September 30, 2021, the Company has not incurred any claims under the 2021 Aggregate Amount.

13. Subsequent Events

Dividends Declared

On October 29, 2021, the Company’s Board approved a quarterly dividend of $0.38 per share, payable on December 30, 2021 to stockholders of record on December 15, 2021.

Sale of Multifamily Properties

The Company sold its two held-for-sale properties, Beechwood Terrace and Cedar Pointe, on November 1, 2021 for a combined sales price of approximately $91.3 million.

Principal Paydown on Term Loans

On November 3, 2021, the Company made a $50.0 million principal payment on the term loans using the net cash proceeds from the dispositions of its held-for-sale properties, Beechwood Terrace and Cedar Pointe, resulting in $225.0 million in aggregate principal outstanding on the Corporate Credit Facility. As of November 3, 2021, no principal was outstanding on the term loans maturing on December 31, 2021.

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

Overview

As of September 30, 2021, our Portfolio consisted of 40 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 15,032 units of apartment space that was approximately 95.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,204. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2021, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc and Truist, pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the nine months ended September 30, 2021, 101,587 shares were issued under the 2020 ATM Program at an average price of $66.36 per share for gross proceeds of $6.7 million. The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2021 and 2020.

For information on the effects the COVID-19 pandemic has had on our business, see Note 2 “Coronavirus (‘COVID-19’)” to our consolidated financial statements.

On October 15, 2021, a lawsuit was filed by a trust set up in connection with the bankruptcy of Highland Capital Management, L.P. in the United States Bankruptcy Court for the Northern District of Texas. The lawsuit makes claims against a number of entities, including our Sponsor, the parent of our Advisor, and James Dondero. The lawsuit does not include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us that they believe the lawsuit has no merit and they intend to vigorously defend against the claims. We do not expect that the lawsuit will have a material effect on our business, results of operations or financial condition.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The three months ended September 30, 2021 as compared to the three months ended September 30, 2020

The following table sets forth a summary of our operating results for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change
Total revenues	$56,384	$50,990	$5,394
Total expenses	(50,825)	(45,146)	(5,679)
Operating income before gain on sales of real estate	5,559	5,844	(285)
Gain on sales of real estate	—	30,160	(30,160)
Operating income	5,559	36,004	(30,445)
Interest expense	(11,531)	(11,049)	(482)
Casualty gain (loss)	—	4,960	(4,960)
Miscellaneous income	565	322	243
Loss on extinguishment of debt and modification costs	—	(596)	596
Net income (loss)	(5,407)	29,641	(35,048)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(16)	89	(105)
Net income (loss) attributable to common stockholders	$(5,391)	$29,552	$(34,943)

The change in our net loss for the three months ended September 30, 2021 as compared to our net income for the three months ended September 30, 2020 primarily relates to decreases in casualty gain and gain on sales of real estate, partially offset by an increase in total revenues.

Revenues

Rental income. Rental income was $54.9 million for the three months ended September 30, 2021 compared to $49.6 million for the three months ended September 30, 2020, which was an increase of approximately $5.3 million. The increase between the periods was primarily due to a 7.3% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,204 as of September 30, 2021 from $1,122 as of September 30, 2020. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents.

Other income. Other income was $1.5 million for the three months ended September 30, 2021 compared to $1.4 million for the three months ended September 30, 2020, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to a decrease in application and administration fee concessions of approximately $0.1 million.

Expenses

Property operating expenses. Property operating expenses was $12.8 million for the three months ended September 30, 2021 compared to $11.9 for the three months ended September 30, 2020, which was an increase of approximately $0.9 million. The increase between periods was primarily due to $0.5 million increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.6 million for the three months ended September 30, 2021 compared to $7.7 million for the three months ended September 30, 2020, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2021 and 2020 and the timing of the transactions. The decrease between the periods was also due to a $0.2 million, or 2.8%, decrease in property taxes, partially offset by a $0.2 million, or 18.8%, increase in property insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.6 million for the three months ended September 30, 2021 compared to $1.5 for the three months ended September 30, 2020 which was an increase of $0.1 million. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $1.9 million for the three months ended September 30, 2021 compared to $2.0 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $4.5 million and $3.8 million. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.2 million for the three months ended September 30, 2021 compared to $2.8 million for the three months ended September 30, 2020, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to an increase of $0.4 million in stock compensation expense.

Property general and administrative expenses. Property general and administrative expenses were $2.1 million for the three months ended September 30, 2021 compared to $1.6 million for the three months ended September 30, 2020, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a $0.1 million increase in professional fees.

Depreciation and amortization. Depreciation and amortization costs were $21.6 million for the three months ended September 30, 2021 compared to $17.7 million for the three months ended September 30, 2020, which was an increase of approximately $3.9 million.  The increase between the periods was primarily due to an increase of $1.2 million in amortization of intangible lease assets and an increase in depreciation expense of approximately $2.7 million, which was primarily due to our acquisition activity in 2021 and 2020 and the timing of the transactions. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $11.5 million for the three months ended September 30, 2021 compared to $11.0 million for the three months ended September 30, 2020, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in interest on debt of approximately $0.6 million, partially offset by a decrease in amortization of deferred financing costs of approximately $0.2 million. The following table details the various costs included in interest expense for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change
Interest on debt	$7,239	$6,666	$573
Amortization of deferred financing costs	525	702	(177)
Interest rate swap expense	3,744	3,653	91
Interest rate caps expense	23	28	(5)
Total	$11,531	$11,049	$482

The nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

The following table sets forth a summary of our operating results for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change
Total revenues	$160,743	$154,252	$6,491
Total expenses	(147,194)	(145,200)	(1,994)
Operating income before gain on sales of real estate	13,549	9,052	4,497
Gain on sales of real estate	—	69,151	(69,151)
Operating income	13,549	78,203	(64,654)
Interest expense	(32,830)	(33,704)	874
Casualty gain (loss)	2,379	3,932	(1,553)
Miscellaneous income	1,505	1,401	104
Loss on extinguishment of debt and modification costs	(328)	(1,470)	1,142
Net income (loss)	(15,725)	48,362	(64,087)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(47)	145	(192)
Net income (loss) attributable to common stockholders	$(15,678)	$48,217	$(63,895)

The change in our net loss for the nine months ended September 30, 2021 as compared to the net income for the nine months ended September 30, 2020 primarily relates to decreases in casualty gain and gain on sales of real estate, partially offset by an increase in total revenues.

Revenues

Rental income. Rental income was $156.3 million for the nine months ended September 30, 2021 compared to $149.9 million for the nine months ended September 30, 2020, which was an increase of approximately $6.4 million. The increase between the periods was primarily due to a 7.3% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,204 as of September 30, 2021 from $1,122 as of September 30, 2020. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $4.4 million for the nine months ended September 30, 2021 compared to $4.3 million for the nine months ended September 30, 2020, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to a $0.1 million decrease in application and administration concessions.

Expenses

Property operating expenses. Property operating expenses were $35.1 million for the nine months ended September 30, 2021 compared to $35.6 million for the nine months ended September 30, 2020, which was a decrease of approximately $0.5 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2021 and 2020 and the timing of the transactions. The decrease between the periods was also due to a $0.4 million decrease in pandemic expense which represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance costs were $24.9 million for the nine months ended September 30, 2021 compared to $23.5 million for the nine months ended September 30, 2020, which was an increase of approximately $1.4 million. The increase between the periods was primarily due to a $1.2 million, or 5.8%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $4.6 million for the nine months ended September 30, 2021 and $4.5 for the nine months ended September 30, 2020. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $5.7 million for the nine months ended September 30, 2021 and $5.8 million for the nine months ended September 30, 2020 which was a decrease of approximately $0.1 million. For the nine months ended September 30, 2021 and 2020, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $12.6 million and $11.5 million. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $9.1 million for the nine months ended September 30, 2021 compared to $8.4 million for the nine months ended September 30, 2020, which was an increase of approximately $0.7 million. The increase was primarily due to an increase in stock compensation expense of $1.1 million, partially offset by a decrease in audit fees of $0.1 million and filing fees of $0.1 million.

Property general and administrative expenses. Property general and administrative expenses were $5.5 million for the nine months ended September 30, 2021 compared to $4.9 million for the nine months ended September 30, 2020, which was an increase of approximately $0.6 million. The increase was primarily due to an increase in lead generation expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization costs were $62.3 million for the nine months ended September 30, 2021 compared to $62.5 million for the nine months ended September 30, 2020, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due a decrease in amortization of intangible lease assets of $3.9 million, partially offset by an increase of $3.8 million in depreciation expense, which was primarily due to our acquisition activity in 2021 and 2020 and the timing of the transactions. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $32.8 million for the nine months ended September 30, 2021 compared to $33.7 million for the nine months ended September 30, 2020, which was a decrease of approximately $0.9 million. The decrease between the periods was primarily due a decrease in interest on debt of $5.9 million, partially offset by an increase in interest rate swap expense of approximately $5.5 million. The following table details the various costs included in interest expense for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change
Interest on debt	$20,030	$25,912	$(5,882)
Amortization of deferred financing costs	1,581	2,141	(560)
Interest rate swap expense	11,153	5,651	5,502
Interest rate caps expense	66	—	66
Total	$32,830	$33,704	$(874)

Loss on extinguishment of debt and modification costs.  There was a $0.3 million loss on extinguishment of debt and modification costs for the nine months ended September 30, 2021 compared to a $1.5 million loss for the nine months ended September 30, 2020, which was a decrease of approximately $1.1 million. The decrease between the periods was primarily due to a decrease in prepayment penalties and defeasance costs of $0.7 million and a decrease in write-off of deferred financing costs of approximately $0.4 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change
Prepayment penalties and defeasance costs	$—	$711	$(711)
Write-off of deferred financing costs	328	757	(429)
Debt modification and other extinguishment costs	—	2	(2)
Total	$328	$1,470	$(1,142)

Gain on sales of real estate. Gain on sale of real estate was $0.0 million during the nine months ended September 30, 2021 compared to $69.2 million for the nine months ended September 30, 2020, which was a decrease of approximately $69.2 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2021 and 2020 and the timing of the transactions.

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

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2021 and 2020

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2021 and 2020 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Net income (loss)		$(5,407)	$29,641	$(15,725)	$48,362
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,938	1,976	5,706	5,777
Corporate general and administrative expenses		3,152	2,807	9,070	8,440
Casualty-related expenses/(recoveries)	(1)	120	(47)	(272)	726
Casualty gain		—	(4,960)	(2,379)	(3,932)
Pandemic expense	(2)	11	191	46	475
Property general and administrative expenses	(3)	712	482	1,660	1,500
Depreciation and amortization		21,591	17,723	62,335	62,479
Interest expense		11,531	11,049	32,830	33,704
Loss on extinguishment of debt and modification costs		—	596	328	1,470
Gain on sales of real estate		—	(30,160)	—	(69,151)
NOI		$33,648	$29,298	$93,599	$89,850
Less Non-Same Store
Revenues		(4,196)	(1,449)	(7,421)	(6,296)
Operating expenses		1,034	854	2,211	3,321
Operating income		(226)	(322)	(872)	(1,401)
Same Store NOI		$30,260	$28,381	$87,517	$85,474

(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2021 and 2020

There are 35 properties encompassing 13,576 units of apartment space in our same store pool for the three months ended September 30, 2021 and 2020 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the following five properties in our Portfolio as of September 30, 2021: Fairways at San Marcos, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station and Cutter’s Point as well as the 81 units (see Note 5) that are currently down.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2021 and 2020 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Same Store
Rental income	$50,815	$48,147	$2,668	5.5%
Other income	1,373	1,394	(21)	-1.5%
Same Store revenues	52,188	49,541	2,647	5.3%
Non-Same Store
Rental income	4,103	1,431	2,672	186.7%
Other income	93	18	75	416.7%
Non-Same Store revenues	4,196	1,449	2,747	189.6%
Total revenues	56,384	50,990	5,394	10.6%

Operating expenses
Same Store
Property operating expenses (1)	11,882	11,299	583	5.2%
Real estate taxes and insurance	7,613	7,393	220	3.0%
Property management fees (2)	1,518	1,437	81	5.6%
Property general and administrative expenses (3)	1,254	1,031	223	21.6%
Same Store operating expenses	22,267	21,160	1,107	5.2%
Non-Same Store
Property operating expenses (4)	770	463	307	66.3%
Real estate taxes and insurance	33	293	(260)	-88.7%
Property management fees (2)	121	52	69	132.7%
Property general and administrative expenses (5)	110	46	64	139.1%
Non-Same Store operating expenses	1,034	854	180	21.1%
Total operating expenses	23,301	22,014	1,287	5.8%

Operating income
Same Store
Miscellaneous income	339	—	339	0.0%
Non-Same Store
Miscellaneous income	226	322	(96)	-29.8%
Total operating income	565	322	243	75.5%

NOI
Same Store	30,260	28,381	1,879	6.6%
Non-Same Store	3,388	917	2,471	269.5%
Total NOI	$33,648	$29,298	$4,350	14.8%
(1)	For the three months ended September 30, 2021 and 2020, excludes approximately $136,000 and $700,000, respectively, of casualty-related expenses.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended September 30, 2021 and 2020, excludes approximately $677,000 and $455,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the three months ended September 30, 2021 and 2020, excludes approximately $5,000 and $556,000, respectively, of casualty-related recoveries.
(5)

For the three months ended September 30, 2021 and 2020, excludes approximately $35,000 and $27,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2021 and 2020.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2021 and 2020

As of September 30, 2021, our Q3 Same Store properties were approximately 95.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,198. As of September 30, 2020, our Q3 Same Store properties were approximately 95.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,122. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

Revenues

Rental income. Rental income was $50.8 million for the three months ended September 30, 2021 compared to $48.1 million for the three months ended September 30, 2020, which was an increase of approximately $2.7 million, or 5.5%. The majority of the increase is related to a 6.8% increase in the weighted average monthly effective rent per occupied apartment unit to $1,198 as of September 30, 2021 from $1,122 as of September 30, 2020, and a 0.4% increase in occupancy.

Other income. Other income was $1.4 million for the three months ended September 30, 2021, compared to $1.4 million for the three months ended September 30, 2020.

Expenses

Property operating expenses. Property operating expenses were $11.9 million for the three months ended September 30, 2021 compared to $11.3 million for the three months ended September 30, 2020, which was an increase of $0.6 million, or 5.2%. The majority of the increase is related to a $0.3 million, or 8.2% increase in repair and maintenance costs and a $0.2 million, or 3.5% increase in payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.6 million for the three months ended September 30, 2021 compared to $7.4 million for the three months ended September 30, 2020, which was an increase of approximately $0.2 million, or 3.0%. The increase is primarily related to a $0.1 million, or 1.9%, increase in property taxes.

Property management fees. Property management fees were $1.5 million for the three months ended September 30, 2021 compared to $1.4 million for the three months ended September 30, 2020, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended September 30, 2021 compared to $1.0 million for the three months ended September 30, 2020, which was an increase of approximately $0.3 million. The majority of the increase is related to a $0.2 million increase in office operation expenses.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2021 and 2020

There are 35 properties encompassing 13,576 units of apartment space in our same store pool for the nine months ended September 30, 2021 and 2020 (our “Same Store” properties). Our Same Store properties exclude the following five properties in our Portfolio as of September 30, 2021: Fairways at San Marcos, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station and Cutter’s Point as well as the 81 units (see Note 5) that are currently down.

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2021 and 2020 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Same Store
Rental income	$149,027	$143,716	$5,311	3.7%
Other income	4,295	4,240	55	1.3%
Same Store revenues	153,322	147,956	5,366	3.6%
Non-Same Store
Rental income	7,278	6,229	1,049	16.8%
Other income	143	67	76	113.4%
Non-Same Store revenues	7,421	6,296	1,125	17.9%
Total revenues	160,743	154,252	6,491	4.2%

Operating expenses
Same Store
Property operating expenses (1)	33,910	32,542	1,368	4.2%
Real estate taxes and insurance	24,534	22,436	2,098	9.4%
Property management fees (2)	4,419	4,273	146	3.4%
Property general and administrative expenses (3)	3,575	3,231	344	10.6%
Same Store operating expenses	66,438	62,482	3,956	6.3%
Non-Same Store
Property operating expenses (4)	1,432	1,848	(416)	-22.5%
Real estate taxes and insurance	342	1,049	(707)	-67.4%
Property management fees (2)	221	231	(10)	-4.3%
Property general and administrative expenses (5)	216	193	23	11.9%
Non-Same Store operating expenses	2,211	3,321	(1,110)	-33.4%
Total operating expenses	68,649	65,803	2,846	4.3%

Operating income
Same Store
Miscellaneous income	633	—	633	0.0%
Non-Same Store
Miscellaneous income	872	1,401	(529)	-37.8%
Total operating income	1,505	1,401	104	7.4%

NOI
Same Store	87,517	85,474	2,043	2.4%
Non-Same Store	6,082	4,376	1,706	39.0%
Total NOI	$93,599	$89,850	$3,749	4.2%

(1)	For the nine months ended September 30, 2021 and 2020, excludes approximately $(226,000) and $222,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the nine months ended September 30, 2021 and 2020, excludes approximately $1,562,000 and $1,323,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the nine months ended September 30, 2021 and 2020, excludes approximately $316 and $(21,000), respectively, of casualty-related recoveries.
(5)

For the nine months ended September 30, 2021 and 2020, excludes approximately $99,000 and $177,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2021 and 2020.”

Same Store Results of Operations for the Nine Months Ended September 30, 2021 and 2020

As of September 30, 2021, our Same Store properties were approximately 95.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,198. As of September 30, 2020, our Same Store properties were approximately 95.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,122. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

Revenues

Rental income. Rental income was $149.0 million for the nine months ended September 30, 2021 compared to $143.7 million for the nine months ended September 30, 2020, which was an increase of approximately $5.3 million, or 3.7%. The majority of the increase is related to a 6.8% increase in the weighted average monthly effective rent per occupied apartment unit to $1,198 as of September 30, 2021 from $1,122 as of September 30, 2020, and a 0.4% increase in occupancy.

Other income. Other income was $4.3 million for the nine months ended September 30, 2021 compared to $4.2 million for the nine months ended September 30, 2020, which was an increase of approximately $0.1 million, or 1.3%. The majority of the increase is related to a $0.1 million decrease in application and administration concessions.

Expenses

Property operating expenses. Property operating expenses were $33.9 million for the nine months ended September 30, 2021 compared to $32.5 million for the nine months ended September 30, 2020, which was an increase of approximately $1.4 million, or 4.2%. The majority of the increase is related to a $1.0 million, or 8.3%, increase in repairs and maintenance and a $0.3 million, or 3.4%, increase in utilities.

Real estate taxes and insurance. Real estate taxes and insurance costs were $24.5 million for the nine months ended September 30, 2021 compared to $22.4 million for the nine months ended September 30, 2020, which was an increase of approximately $2.1 million, or 9.4%. The majority of the increase is related to a $1.6 million, or 8.4%, increase in property taxes due to higher assessments of value by taxing authorities and a $0.5 million, or 15.2%, increase in insurance.

Property management fees. Property management fees were $4.4 million for the nine months ended September 30, 2021 compared to $4.3 million for the nine months ended September 30, 2020, which was an increase of approximately $0.1 million, or 3.4%. The majority of the increase is related to a $5.3 million, or 3.7%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.6 million for the nine months ended September 30, 2021 compared to $3.2 million for the nine months ended September 30, 2020, which was an increase of approximately $0.4 million. The majority of the increase is related to a $0.3 million increase in office operation expenses.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020	% Change (1)
Net income (loss)		$(5,407)	$29,641	$(15,725)	$48,362	N/M
Depreciation and amortization		21,591	17,723	62,335	62,479	-0.2%
Gain on sales of real estate		—	(30,160)	—	(69,151)	N/M
Adjustment for noncontrolling interests		(49)	(52)	(140)	(125)	12.0%
FFO attributable to common stockholders		16,135	17,152	46,470	41,565	11.8%

FFO per share - basic		$0.64	$0.70	$1.85	$1.68	10.1%
FFO per share - diluted		$0.64	$0.69	$1.85	$1.65	12.1%

Loss on extinguishment of debt and modification costs		—	596	328	1,470	N/M
Casualty-related expenses/(recoveries)		120	(47)	(272)	726	N/M
Casualty gains		—	(4,960)	(2,379)	(3,932)	-39.5%
Pandemic expense	(2)	11	191	46	475	N/M
Amortization of deferred financing costs - acquisition term notes		150	345	499	1,039	N/M
Adjustment for noncontrolling interests		—	11	6	2	N/M
Core FFO attributable to common stockholders		16,416	13,288	44,698	41,345	8.1%

Core FFO per share - basic		$0.65	$0.55	$1.78	$1.67	6.6%
Core FFO per share - diluted		$0.65	$0.53	$1.78	$1.64	8.5%

Amortization of deferred financing costs - long term debt		375	357	1,082	1,102	-1.8%
Equity-based compensation expense		1,807	1,434	5,211	4,069	28.1%
Adjustment for noncontrolling interests		(7)	(5)	(19)	(15)	26.7%
AFFO attributable to common stockholders		18,591	15,074	50,972	46,501	9.6%

AFFO per share - basic		$0.74	$0.62	$2.03	$1.88	8.0%
AFFO per share - diluted		$0.74	$0.60	$2.03	$1.85	9.7%

Weighted average common shares outstanding - basic		25,175	24,372	25,128	24,688	1.8%
Weighted average common shares outstanding - diluted		25,175	24,926	25,128	25,194	-0.3%

Dividends declared per common share		$0.34125	$0.3125	$1.0238	$0.938	9.1%

FFO Coverage - diluted	(3)	1.88x	2.20x	1.81x	1.76x	2.73%
Core FFO Coverage - diluted	(3)	1.91x	1.71x	1.74x	1.75x	-0.55%
AFFO Coverage - diluted	(3)	2.16x	1.94x	1.98x	1.97x	0.54%

(1)	Represents the percentage change for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2021 as compared to the three months ended September 30, 2020

FFO was $16.1 million for the three months ended September 30, 2021 compared to $17.2 million for the three months ended September 30, 2020, which was a decrease of approximately $1.1 million. The change in our FFO between the periods primarily relates to a decrease in casualty gains of $5.0 million and increase in property operating expenses of $0.9 million, partially offset by an increase in total revenues of $5.4 million.

Core FFO was $16.4 million for the three months ended September 30, 2021 compared to $13.3 million for the three months ended September 30, 2020, which was an increase of approximately $3.1 million. The change in our Core FFO between the periods primarily relates to decrease in casualty gains of $5.0 million and increase in total revenues, partially offset by a decrease in FFO.

AFFO was $18.6 million for the three months ended September 30, 2021 compared to $15.1 million for the three months ended September 30, 2020, which was an increase of approximately $3.5 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in equity-based compensation expense of $0.4 million.

The nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

FFO was $46.5 million for the nine months ended September 30, 2021 compared to $41.6 million for the nine months ended September 30, 2020, which was an increase of approximately $4.9 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $6.5 million.

Core FFO was $44.7 million for the nine months ended September 30, 2021 compared to $41.3 million for the nine months ended September 30, 2020, which was an increase of approximately $3.4 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and decrease in casualty gains of $1.6 million, partially offset by a decrease in loss on extinguishment of debt and modification costs of approximately $1.1 million.

AFFO was $51.0 million for the nine months ended September 30, 2021 compared to $46.5 million for the nine months ended September 30, 2020, which was an increase of approximately $4.5 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase of equity-based compensation expense of $1.1 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of September 30, 2021, we had approximately $14.5 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James and Truist (collectively, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the three months ended March 31, 2021, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc and Truist pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the nine months ended September 30, 2021, the Company issued 101,587 shares of common stock at an average price of $66.36 per share for gross proceeds of $6.7 million under the 2020 ATM Program. The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 8 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2021.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$57,914	$46,524
Net cash provided by (used in) investing activities	(222,955)	99,399
Net cash provided by (used in) financing activities	175,310	(108,489)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,269	37,434
Cash, cash equivalents and restricted cash, beginning of period	57,015	71,182
Cash, cash equivalents and restricted cash, end of period	$67,284	$108,616

Cash flows from operating activities. During the nine months ended September 30, 2021, net cash provided by operating activities was $57.9 million compared to net cash provided by operating activities of $46.5 million for the nine months ended September 30, 2020. The change in cash flows from operating activities was mainly due to an increase in total revenues and a decrease in property operating expenses.

Cash flows from investing activities. During the nine months ended September 30, 2021, net cash used in investing activities was $223.0 million compared to net cash provided by investing activities of $99.4 million for the nine months ended September 30, 2020. The change in cash flows from investing activities was mainly due to our acquisition activity in 2021 and disposition activity in 2020, partially offset by an increase in insurance proceeds received from casualty losses of $6.8 million.

Cash flows from financing activities. During the nine months ended September 30, 2021, net cash provided by financing activities was $175.3 million compared to net cash used in financing activities of $108.5 million for the nine months ended September 30, 2020. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $274.1 million, a decrease in common stock repurchases of approximately $44.5 million, partially offset by a decrease in proceeds from the issuance of common stock of approximately $30.7 million (net of Sales Agents fees and other legal fees) between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2021, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.3 billion at a weighted average interest rate of 1.77% and an adjusted weighted average interest rate of 2.93%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3461% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2021, interest rate swap agreements effectively covered 97% of our $1.2 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2021, interest rate cap agreements covered $412.2 million of our $1.2 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $412.2 million of our floating rate mortgage debt at a weighted average rate of 5.02%.

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

Corporate Credit Facility

On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist”), as administrative agent, and the lenders from time to time party thereto (the “Corporate Credit Facility”). $225 million of the Corporate Credit Facility was a revolving credit facility and $25 million of the Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Corporate Credit Facility, the Company, through the OP, terminated its $225.0 million revolving credit facility with Truist, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Corporate Credit Facility, the Corporate Credit Facility may be increased up to an additional $100.0 million (the “Accordion Feature”) if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term and on December 31, 2021 with respect to the term loan. On September 9, 2021, the Company, through the OP, modified the Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Corporate Credit Facility from $250 million to $285 million. In conjunction with the increase in the facility, the Company incurred costs of $0.3 million in obtaining the additional financing through the modification (see “Deferred Financing Costs” below). On September 30, 2021, the Company made a $10.0 million principal payment on the term loans resulting in $275.0 million in aggregate principal outstanding as of September 30, 2021 on the Corporate Credit Facility, with $50.0 million of the term loans maturing on December 31, 2021. The Company intends on using the net cash proceeds from the dispositions of its held-for-sale properties, Beechwood Terrace and Cedar Pointe, to repay the remaining $50.0 million term loans that mature on December 31, 2021 (see Note 12).

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owing under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. The Company is in compliance with all the covenants in its Corporate Credit Facility.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into nine interest rate swap transactions with KeyBank and two with Truist (collectively the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of September 30, 2021. As of September 30, 2021, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.2 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3461%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3461%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
April 1, 2017	April 1, 2022	KeyBank	$100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
			$1,167,500	1.3461%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2021, one-month LIBOR was 0.08025%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
March 1, 2022	March 1, 2025	Truist	$145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$342,500	0.9164%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2021, one-month LIBOR was 0.08025%.
(2)	Represents the weighted average fixed rate of the forward interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2021 for the next five calendar years subsequent to September 30, 2021. We used one-month LIBOR as of September 30, 2021 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2021	2022	2023	2024	2025	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,234,836	$315	$1,508	$21,252	$395,098	$205,227	$611,436
Interest expense	(1)	127,194	5,660	23,301	27,500	26,943	21,535	22,255
Total		$1,362,030	$5,975	$24,809	$48,752	$422,041	$226,762	$633,691

Held For Sale Property Mortgage Debt
Principal payments		$40,665	$—	$—	$—	$—	$40,665	$—
Interest expense		3,502	155	652	852	1,060	783	—
Total		$44,167	$155	$652	$852	$1,060	$41,448	$—

Credit Facility
Principal payments		$275,000	$50,000	$—	$—	$225,000	$—	$—
Interest expense		18,548	1,753	5,891	6,994	3,910	—	—
Total		$293,548	$51,753	$5,891	$6,994	$228,910	$—	$—

Total contractual obligations and commitments		$1,699,745	$57,883	$31,352	$56,598	$652,011	$268,210	$633,691

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2021, we had entered into eleven interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of September 30, 2021 to determine our expected settlements through the terms of the interest rate swaps.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of September 30, 2021, the Company has funded approximately $0.2 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2021, we had approximately $14.5 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,751 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2021	2020	2021	2020
Interior	(1)	$2,739	$2,310	$8,098	$7,433
Exterior and common area		1,498	4,474	6,779	15,432
Total rehab expenditures		$4,237	$6,784	$14,877	$22,865

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2021 and 2020, we completed full and partial interior rehabs on 911 and 1,368 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of September 30, 2021, the Company has completed its Green Program improvements on all but one property, which is expected to be completed in 2021. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2021 and 2020.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2021. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2020, 2019 and 2018 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2021 of $0.34125 per share on July 26, 2021 which was paid on September 30, 2021 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2021 and 2020. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2021, we had total indebtedness of $1.6 billion at a weighted average interest rate of 1.82%, of which $1.5 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on 97% of our $1.2 billion of floating rate mortgage debt outstanding (see below). As of September 30, 2021, the adjusted weighted average interest rate of our total indebtedness was 2.82%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3461% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of September 30, 2021.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2021, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $412.2 million of our floating rate mortgage debt at a weighted average rate of 5.02% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of September 30, 2021, of the amounts illustrated in the table below for our indebtedness as of September 30, 2021 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$780
0.50%	1,560
0.75%	2,340
1.00%	3,120

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the nine months ended September 30, 2021, the Company repurchased no shares of its common stock. During the nine months ended September 30, 2020, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through September 30, 2021, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61.2 million, or $25.70 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,382,155	$25.70	2,382,155	$38.8
July 1 – July 31	—	—	—	38.8
August 1 – August 31	—	—	—	38.8
September 1 – September 30	—	—	—	38.8
Total as of September 30, 2021	2,382,155	$25.70	2,382,155	$38.8

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Easement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 30, 2021)

10.2	Form of Onboarding Agreement** (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 30, 2021)

10.3*

September 2021 Modification of Loan Documents, dated September 9, 2021, by and among NexPoint Residential Trust Operating Partnership, L.P., NexPoint Residential Trust, Inc., Truist Bank and the pledgors and lenders party to thereto

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	November 3, 2021
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	November 3, 2021
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)