Form 10-K
period 2021-12-31
NexPoint Residential Trust, Inc.
filed 2022-02-18
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2021 was approximately $1,214,000,000.

As of February 17, 2022, the registrant had 25,552,658 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2021

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with the current COVID-19 pandemic, including unpredictable variants, and the future outbreak of other highly infectious or contagious diseases;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value enhancement multifamily properties rather than more conservative investment strategies;
•	failure to succeed in new markets may have adverse consequences on our performance;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”);
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
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
•

risks associated with representations and warranties made by the us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, distributions we make to our stockholders;

•	loss of key personnel of NexPoint Advisors, L.P. (our “Sponsor”), NexPoint Real Estate Advisors, L.P. (“our Adviser”) and our property manager;
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

•	the risk that the Internal Revenue Service (the “IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers;
•	the risk that legal proceedings we become involved in from time to time could adversely affect our business;

•	the risk that acts of violence could decrease the value of our assets and have an adverse effect on our business and results of operations;
•	risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•	any other risks included under the heading “Risk Factors” in this annual report.

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

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2021, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10 to our consolidated financial statements).

The Company is externally managed by the Adviser through an agreement dated March 16, 2015, as amended, and renewed on February 14, 2022 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Board. The Adviser is wholly owned by our Sponsor.

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a value-add program. Consistent with the Company’s policy to acquire assets for both income and capital gain, the Company intends to hold at least majority interests in its properties for long-term appreciation and to engage in the business of directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States consistent with its investment objectives. We generate revenue primarily by leasing our multifamily properties. Economic and market conditions may influence the Company to hold properties for different periods of time. From time to time, the Company may sell a property if, among other deciding factors, the sale would be in the best interest of its stockholders.

The entities through which we own the properties in the Portfolio have entered into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH operates and leases the underlying properties in the Portfolio and provides construction management services. BH has significant experience operating and leasing multifamily properties, having begun business in 1993 and currently operating and leasing approximately 103,000 multifamily units across the country. The Company pays BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees. BH is an affiliate of the noncontrolling limited partner of the OP. See Note 10 to our consolidated financial statements for additional information.

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

As of December 31, 2021, the Company, through the OP and the wholly owned TRS, owned 39 properties representing 14,825 units in seven states, as further described under Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

2021 Highlights

Key highlights and transactions completed in 2021 include the following:

•

2020 ATM Program: On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities, Inc. f/k/a SunTrust Robinson Humphrey, Inc. (“Truist”, and

together with Jefferies, Raymond James and KeyBanc, the “2020 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, Truist, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2021, the Company issued 350,513 shares of common stock at an average price of $75.41 per share for gross proceeds of $26.4 million under the 2020 ATM Program. The Company paid approximately $0.4 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program since inception:

Gross proceeds	$57,979,098
Common shares issued	1,068,819
Gross average sale price per share	$54.25

Sales commissions	$869,687
Offering costs	1,056,003
Net proceeds	56,053,408
Average price per share, net	$52.44

•	Acquisitions: We completed four acquisitions in 2021. Details of the acquisition are in the table below (dollars in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
The Verandas at Lake Norman	Charlotte, North Carolina	June 30, 2021	$63,500	$34,925	264	100%
Creekside at Matthews	Charlotte, North Carolina	June 30, 2021	58,000	31,900	240	100%
Six Forks Station	Raleigh, North Carolina	September 10, 2021	74,760	41,180	323	100%
Hudson High House	Cary, North Carolina	December 7, 2021	93,250	46,625	302	100%
			$289,510	$154,630	1,129

(1)	For additional information regarding our debt, see Note 6 to our consolidated financial statements.
•	Dispositions: We sold two properties totaling 510 units in 2021. Details of the dispositions are in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)	Gain on Sale of Real Estate
Beechwood Terrace	Antioch, Tennessee	November 1, 2021	$53,600	$23,365	$53,004	$33,961
Cedar Pointe	Antioch, Tennessee	November 1, 2021	37,650	17,300	37,232	12,253
			$91,250	$40,665	$90,236	$46,214

(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Represents sales price, net of closing costs.

•

Renovations: For the properties in our Portfolio as of December 31, 2021, we completed full and partial renovations on 1,264 units at an average cost of $8,922 per renovated unit. Since inception, for the properties in our Portfolio as of December 31, 2021, we have completed full and partial renovations on 6,015 units at an average cost of $7,547 per renovated unit that has been leased as of December 31, 2021. We have achieved average rent growth of 13.8%, or a $136 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2021, resulting in a return on investment on capital expended for interior renovations of 21.6%.

•

Dividends: We declared dividends totaling $36.2 million, or $1.404 per share for the year ended December 31, 2021. During the fourth quarter of 2021, we increased our quarterly dividend for the fifth time since the Spin-Off to $0.38 per share, which was an increase of $0.0388 per share, or a 11.4% increase, over our previous quarterly dividends declared in 2021. The increase in our quarterly dividend to $0.38 per share is an increase of $0.1740 per share, or a 84.5% increase, over our quarterly dividends declared from the Spin-Off. Our fourth quarter dividend equates to a 1.8% annualized yield based on our closing share price of $83.83 on December 31, 2021.

•

Results of Operations and Non-GAAP Measures: We reported the following net income, net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2021 as compared to the year ended December 31, 2020 (dollars in thousands):

		For the Year Ended December 31,
		2021	2020	$ Change		% Change
Net income		$23,106	$44,150	$(21,044)	(1)	-47.7%
NOI	(2)	128,389	118,396	9,993		8.4%
FFO attributable to common stockholders	(2)	63,579	57,238	6,341		11.1%
Core FFO attributable to common stockholders	(2)	62,487	55,512	6,975		12.6%
AFFO attributable to common stockholders	(2)	70,919	62,448	8,471		13.6%

(1)

The change in our net income between the periods primarily relates to a decrease in gain on sales of real estate of $23.0 million and increases in property operating expenses of $0.5 million and depreciation and amortization expense of $4.5 million, partially offset by an increase in total revenues of $14.4 million.

(2)

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).

•

Same Store Growth: There are 33 properties encompassing 13,098 units of apartment space in our same store pool for the years ended December 31, 2021 and 2020 (our “2020-2021 Same Store” properties). Our 2020-2021 Same Store properties exclude the following 6 properties in our Portfolio as of December 31, 2021: Fairways at San Marcos, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, Hudson High House and Cutter’s Point as well as the 50 units that are currently down (see Note 5). For our 2020-2021 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

Operating Metric	2021	2020	% Change
Occupancy (1)	94.2%	93.9%	0.3%
Average Effective Monthly Rent Per Unit (2)	$1,255	$1,130	11.1%
Rental income (in thousands)	$194,609	$185,283	5.0%
Other income (in thousands)	$5,474	$5,416	1.1%
NOI (in thousands)	$115,332	$109,286	5.5%

(1)	Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.
(2)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•

Amended and Restated Corporate Credit Facility: On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist”), as administrative agent, and the lenders from time to time party thereto (the “Amended and Restated Corporate Credit Facility”). $225 million of the Amended and Restated Corporate Credit Facility was a revolving credit facility and $25 million of the Amended and Restated Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Amended and Restated Corporate Credit Facility, the Company, through the OP, terminated its $225.0 million revolving credit facility with Truist, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Amended and Restated Corporate Credit Facility, the Amended and Restated Corporate Credit Facility may be increased up to an additional $100.0 million (the “Accordion Feature”) if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Amended and Restated Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. On September 9, 2021, the Company, through the OP, modified the Amended and Restated Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Amended and Restated Corporate Credit Facility from $250 million to $285 million. In conjunction with the increase in the facility, the Company incurred costs of $0.3 million in obtaining the additional financing through the modification. On September 30, 2021, the Company made a $10.0 million principal payment on the term loans resulting in $275.0 million in aggregate principal outstanding as of September 30, 2021 on the Amended and Restated Corporate Credit Facility. On November 3, 2021, the Company made a $50.0 million principal payment on the remaining term loans maturing December 31, 2021. On December 6, 2021, the Company, through the OP, increased the amount of the Amended and Restated Corporate Credit Facility by $55.0 million, and incurred costs of $0.4 million of deferred financing costs in conjunction with the increase in the facility. As of December 31, 2021, there was $280.0 million in aggregate principal outstanding on the Amended and Restated Corporate Credit Facility.

•

Cash Position: At December 31, 2021, we had $88.7 million of cash on our balance sheet, of which $11.9 million was reserved for future renovations, and $27.4 million was reserved for lender-required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

•	COVID-19: For information on the effects COVID-19 pandemic had on our business, see Item 1A. “Risk Factors” to our consolidated financial statements included in this annual report.

Our Real Estate Portfolio

As of December 31, 2021, we owned 39 properties representing 14,825 units that we lease in seven states that were approximately 94.3% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,261. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

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

Acquisition and Operating Strategy

We seek primarily Class B multifamily properties that are priced at a discount to replacement cost. We believe that through the implementation of our value-add program we will be able to grow the NOI of these types of properties significantly in the first three years of ownership and thus these types of acquisitions will be accretive over the long-term to our FFO, Core FFO and AFFO. As we progress through the real estate life cycle, these opportunities will become more difficult to find. However, we will continue to take a disciplined approach to acquisitions by primarily pursuing these types of opportunities. At times, we may acquire properties from affiliates, including from Delaware statutory trusts managed by affiliates of our Advisor (“Advised DSTs”). On or about March 1, 2022, through our operating partnership, we will send an offer to acquire two properties from Advised DSTs. One property is a Class B apartment community consisting of 232 units located in the Atlanta, Georgia MSA (“Adair”). The other property is a Class A apartment community consisting of 330 units located in the Phoenix, Arizona MSA (“Estates”). The Operating Partnership will acquire Adair and Estates through exchange rights granted to the Operating Partnership in the respective trust agreements for Adair and Estates. The total consideration for Adair is $65 million. The total consideration for Estates is $77.9 million. Affiliates of our Advisor own less than 2% of the Adair trust units and less than 1% of the Estates trust units and will participate in the sales on the same terms as other holders. Under the exchange rights, the current owners of the Advised DSTs are permitted to elect to receive either units of the Operating Partnership or cash for their proportionate share of the consideration. We expect to close these acquisitions in the late first, or early second, quarter of 2022.

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

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2021, with the exception of the properties we acquired in 2021, we have renovated the exteriors and common areas at a majority of the properties in our Portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards, 5) fiber internet and 6) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. Since inception, for the properties in our Portfolio as of December 31, 2021, we have completed full and partial renovations on 6,015 units out of our 14,825 total units with an average monthly rental increase per unit of $136 and an average cost of $7,547 per renovated unit that has been leased as of December 31, 2021. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2021, we had reserved approximately $11.9 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,226 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•	manages approximately 103,000 multifamily units in 27 states and has managed multifamily communities for 29 years;
•	brings a scale of operations we could not otherwise achieve for approximately 3% of gross income, which is the contracted amount we pay for its property management services;
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

Our Adviser

We are externally managed by our Adviser pursuant to the Advisory Agreement, by and among the OP, our Adviser, and us. Our Adviser was organized on September 5, 2014 and is an affiliate of our Sponsor. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders as further described under “—Our Advisory Agreement” below. The members of our Adviser’s management team are Jim Dondero, Brian Mitts, Matt McGraner, D.C. Sauter and Matthew Goetz, all of whom are employed by our Adviser or its affiliates.

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

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 14, 2022, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term.

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

We believe that there are no compliance issues with laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have adversely affected, or are reasonably expected to adversely affect, our business, financial condition and results of operations, and we do not currently anticipate material capital expenditures arising from environmental regulation. We believe that climate change could present risks to our business. Some of the potential impacts of climate change to our business include increased operating costs due to additional regulatory requirements and the risk of disruptions to our business. We do not believe these risks are material to our business at this time. Our currently anticipated capital expenditures for environmental control facility matters are not material.

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

Human Capital Disclosure

As of December 31, 2021, we had three employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We expect we will only have accounting employees while the Advisory Agreement is in effect.

Corporate Information

Our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our Adviser’s telephone number is (214) 276-6300. We maintain a website at nxrt.nexpoint.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC. These documents may also be found on the SEC’s website at www.sec.gov.

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

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	risks associated with the current COVID-19 pandemic, including unpredictable variants, and the future outbreak of other highly infection or contagious diseases;
•	risks associated with the ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value enhancement multifamily properties rather than more conservative investment strategies;
•	failure to succeed in new markets may have adverse consequences on our performance;
•	risks associated with operating through joint ventures and funds;
•	our dependence on information systems;
•	risks associated with breaches of our data security;
•	costs associated with being a public company, including compliance with securities laws;
•	the risk that our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;

•	risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•	risks associated with derivatives or hedging activity;
•

risks associated with representations and warranties made by the us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, distributions we make to our stockholders;

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

•	risks associated with our ownership of interests in taxable REIT subsidiaries;
•	the recognition of taxable gains from the sale of properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Code
•	the risk that the Internal Revenue Service may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers;
•	the risk that legal proceedings we become involved in from time to time could adversely affect our business; and
•	the risk that acts of violence could decrease the value of our assets and have an adverse effect on our business and results of operations.

Risks Related to Our Business and Industry

The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and continues to evolve, as COVID-19 cases rise again. Additionally, the emergence of new variants of COVID-19 are unpredictable and current vaccines and treatments may not be effective against new variants.

The COVID-19 pandemic, and other future pandemics, could also materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance due to, among other factors:

•	reduced economic activity may cause certain of our tenants to be unable to meet their rent obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•

federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the order issued by the CDC to temporarily halt residential evictions to prevent further spread of COVID-19;

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

•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Amended and Restated Corporate Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to request further increase to our Amended and Restated Corporate Credit Facility and pay dividends, among other things;

•	weaker economic conditions due to the COVID-19 pandemic could require us to recognize future impairment losses;
•	a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties;
•

a change in housing trends, including tenants seeking properties with yards or larger outdoor spaces; our ability to lease or relet units due to social distancing or other restrictions intended to prevent the spread of COVID-19 that may frustrate our leasing activities;

•

our ability to continue our apartment unit redevelopment programs and attain increased rental rates for renovated or upgraded units due to social distancing or other restrictions intended to prevent the spread of COVID-19;

•

the possibility that one or more of our apartment communities could become a cluster site for COVID-19 infections, which could negatively impact our reputation and occupancy levels and result in operational losses due to reduced rental demand;

•

the potential negative impact on the health of the employees of our Adviser and our property manager, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption; and

•	the timing of the development and distribution of effective treatments for COVID-19 and future pandemics.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. New outbreaks or variants may cause our Adviser’s employees to return to working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting.

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

•	the COVID-19 pandemic and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or treat its impact of COVID-19;
•	downturns in global, national, regional and local economic conditions;
•	declines in the financial condition of our residents, which may make it more difficult for us to collect rents from these residents;
•	the inability or unwillingness of our residents to pay rent increases;
•	a decline in household formation;
•	a decline in employment or lack of employment growth;
•	an oversupply of, or a reduced demand for, apartment homes;
•	changes in market rental rates in our core markets;
•	our ability to renew leases or re-lease space on favorable terms;
•	the timing and costs associated with property improvements, repairs and renovations, including supply chain issues and labor shortages as a result of the COVID-19 pandemic;
•	declines in mortgage interest rates, making home and condominium ownership more affordable;
•	changes in home loan lending practices, including the easing of credit underwriting standards, increasing the availability of home loans and thereby reducing demand for apartment homes;
•	government or builder incentives which enable first-time homebuyers to put little or no money down, making alternative housing options more attractive;
•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and
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

Failure to succeed in new markets may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

As of December 31, 2021, we had approximately $1.2 billion and $55.8 million of outstanding consolidated indebtedness under our Freddie Mac and Fannie Mae mortgage loans, respectively. We rely on national and regional institutions, including Freddie Mac and Fannie Mae, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is significant uncertainty regarding the futures of Freddie Mac and Fannie Mae. Should Freddie Mac and Fannie Mae have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

We depend on our tenants for substantially all of our revenues. Poor tenant selection and defaults and nonrenewals by our tenants may adversely affect our reputation, financial performance and ability to make distributions.

We depend on rental income from tenants for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our markets could result in substantial tenant defaults. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property. In addition, we rely on information supplied by prospective residents in making tenant selections, which may in some cases be false.

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

We may be subject to contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire for which we may have limited or no recourse against the sellers.

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

In addition to compliance with environmental regulations, we must comply with various laws and regulations such as accessibility, building, zoning, landlord/tenant and health and safety laws and regulations, including, but not limited to, the ADA and the FHA. Some of those laws and regulations may conflict with one another or be subject to limited judicial or regulatory interpretations. Under those laws and regulations, we may be liable for, among other things, the costs of bringing our properties into compliance with the statutory and regulatory requirements. Noncompliance with certain of these laws and regulations may result in liability without regard to fault and the imposition of fines and could give rise to actions brought against us by governmental entities and/or third parties who claim to be or have been damaged as a consequence of an apartment not being in compliance with the subject laws and regulations. As part of our due diligence procedures in connection with the acquisition of a property, we typically conduct an investigation of the property’s compliance with known laws and regulatory requirements with which we must comply once we acquire a property, including a review of compliance with the ADA and local zoning regulations. Our investigations and these assessments may not have revealed, and may not with respect to future acquisitions reveal, all potential noncompliance issues or related liabilities and we can provide no assurance that our properties have been, or that our future projects will be, designed and built in accordance with all applicable legal requirements.

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

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, distributions we make to our stockholders.

When we sell a property, we may be required to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.

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

As of December 31, 2021, approximately $1.5 billion of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2021, eleven interest rate swap agreements, with a combined notional amount of $1.2 billion and terms expiring in 2021, 2022, 2024 and 2026, effectively fix the interest rate on

$1.2 billion, or 78%, of our $1.5 billion of floating rate debt outstanding. As of December 31, 2021, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $458.8 million of our floating rate mortgage debt outstanding at a weighted average rate of 4.79% for the term of the agreements, which is generally 3-4 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

Approximately 78.9% of our portfolio as of December 31, 2021 pays interest at a variable rate that is tied to LIBOR. If LIBOR is no longer available, our loan documents generally give our lenders the discretion to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing.

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

As of December 31, 2021, there was $1.3 billion of mortgage debt outstanding related to our Portfolio.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware, or the Highland Bankruptcy, which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 8, 2021, the Bankruptcy Court announced its intent to confirm Highlands’s Fifth Amended Plan of Reorganization. On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a trust set up in connection with the Highland Bankruptcy. The Bankruptcy Trust Lawsuit makes claims against a number of entities, including NexPoint and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. While neither our Sponsor nor our Adviser were parties to the bankruptcy filing, the Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future capital raising activities. In addition, the Highland Bankruptcy and Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Advisor and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.

The Highland Bankruptcy could create potential conflicts of interest.

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

As a result of these changes, our Sponsor and Adviser are no longer under common control with Highland or a related person of Highland. Mr. Dondero is the beneficial owner of our Adviser. Under the Fifth Amended Plan of Reorganization, Highland terminated the Shared Services Agreement with our Sponsor. However, our Sponsor and Adviser have been able to continue to receive these services through a transfer of personnel, equipment and facilities from Highland either to our Sponsor or to a third-party service provider. Employees of a third-party service provider that provides services to our Sponsor or Adviser could face conflicts arising from, for example, our Sponsor or Adviser acting separately with respect to investment determinations on assets commonly held by clients respectively of our Sponsor or Adviser, although any such persons will not have sole investment discretion with respect to any determinations made by our Sponsor or Adviser for its clients.

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

Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including NexPoint Real Estate Finance, Inc. and VineBrook Homes Trust, Inc. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser or its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

Our OP intends to qualify as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting purposes. If classified as a partnership, our OP generally will not be a taxable entity and will not incur any U.S. federal income tax liability. However, our OP would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, the OP’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. If our OP were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

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

Acts of violence could decrease the value of our assets and could have an adverse effect on our business and results of operations.

Our apartment communities could directly or indirectly be the location or target of actual or threatened terrorist attacks, crimes, shootings or other acts of violence, the occurrence of which could impact the value of our communities through damage, destruction, loss or increased security costs, as well as result in operational losses due to reduced rental demand, and the availability of insurance may be limited or may be subject to substantial costs. If such an incident were to occur at one of our apartment communities, we may also become subject to significant liability claims, some of which may exceed our insurance coverage for general liability. In addition, the adverse effects that actual or threatened terrorist attacks could have on national economic conditions, as well as economic conditions in the markets in which we operate, could similarly have a material adverse effect on our business and results of operations.

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

Legal proceedings that we become involved in from time to time could adversely affect our business.

As an owner and operator of multifamily apartment communities, we may become involved in various legal proceedings, including, but not limited to, proceedings related to commercial, employment, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit.

Legal proceedings, if decided adversely to or settled by us, and not covered by insurance, could result in liability material to our financial condition, results of operations or cash flows. Likewise, regardless of outcome, legal proceedings could result in substantial costs and expenses, affect the availability or cost of some of our insurance coverage and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, any pending or future legal proceedings to which we become subject.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, our Portfolio consisted of 39 properties representing 14,825 units in seven states. The following table provides a summary of the properties in our Portfolio as of December 31, 2021:

					As of December 31, 2021
Properties by State	Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)
2020-2021 Same Store Properties
Texas
Arbors on Forest Ridge	Bedford, Texas	210	1/31/2014	$12,805	$1,021	96.2%	274	$2,631
Silverbrook	Grand Prairie, Texas	642	1/31/2014	30,400	1,043	94.1%	830	2,521
Versailles	Dallas, Texas	388	2/26/2015	26,165	1,024	96.4%	584	3,374
Venue at 8651	Fort Worth, Texas	333	10/30/2015	19,250	1,006	92.2%	488	4,010
Old Farm	Houston, Texas	734	12/29/2016	84,721	1,207	93.7%	—	—
Stone Creek at Old Farm	Houston, Texas	190	12/29/2016	23,332	1,248	96.8%	—	—
Hollister Place	Houston, Texas	260	2/1/2017	24,500	1,065	85.8%	422	3,517
Atera Apartments	Dallas, Texas	380	10/25/2017	59,200	1,310	92.9%	532	1,610
Crestmont Reserve	Dallas, Texas	242	9/26/2018	24,680	985	95.5%	171	2,111
Summers Landing	Fort Worth, Texas	196	6/7/2019	19,396	1,033	93.9%	94	2,133
Florida
The Summit at Sabal Park	Tampa, Florida	252	8/20/2014	19,050	1,198	96.0%	436	3,039
Courtney Cove	Tampa, Florida	324	8/20/2014	18,950	1,132	93.8%	201	4,868
Sabal Palm at Lake Buena Vista	Orlando, Florida	400	11/5/2014	49,500	1,377	97.8%	656	723
Cornerstone	Orlando, Florida	430	1/15/2015	31,550	1,152	95.6%	369	5,140
Seasons 704 Apartments	West Palm Beach, Florida	222	4/15/2015	21,000	1,410	96.8%	188	5,746
Parc500	West Palm Beach, Florida	217	7/27/2016	22,421	1,543	96.3%	178	14,640
Avant at Pembroke Pines	Pembroke Pines, Florida	1,520	8/30/2019	322,000	1,695	93.9%	352	11,886
Residences at West Place	Orlando, Florida	342	7/17/2019	55,000	1,345	93.0%	50	5,828
Nevada
Bella Solara	Las Vegas, Nevada	320	11/22/2019	66,500	1,309	91.3%	71	9,635
Bloom	Las Vegas, Nevada	528	11/22/2019	106,500	1,238	89.2%	45	11,303
Torreyana Apartments	Las Vegas, Nevada	316	11/22/2019	68,000	1,365	93.7%	22	11,631
Georgia
The Preserve at Terrell Mill	Marietta, Georgia	752	2/6/2015	58,000	1,156	90.6%	590	9,882
Rockledge Apartments	Marietta, Georgia	708	6/30/2017	113,500	1,408	93.9%	827	3,731
Tennessee
Brandywine I & II	Nashville, Tennessee	632	9/26/2018	79,800	1,031	95.6%	300	7,684
Arbors of Brentwood	Nashville, Tennessee	346	9/10/2019	62,250	1,284	95.1%	330	2,094
Residences at Glenview Reserve	Nashville, Tennessee	360	7/17/2019	45,000	1,074	95.6%	82	10,954
Arizona
Madera Point	Mesa, Arizona	256	8/5/2015	22,525	1,140	94.5%	385	2,888
The Venue on Camelback	Phoenix, Arizona	415	10/11/2016	44,600	915	92.3%	183	10,263
Bella Vista	Phoenix, Arizona	248	1/28/2019	48,400	1,515	96.0%	126	11,059
The Enclave	Tempe, Arizona	204	1/28/2019	41,800	1,507	96.6%	117	9,826
The Heritage	Phoenix, Arizona	204	1/28/2019	41,900	1,432	95.6%	108	10,975
North Carolina
Radbourne Lake	Charlotte, North Carolina	225	9/30/2014	24,250	1,227	94.2%	535	868
Timber Creek	Charlotte, North Carolina	352	9/30/2014	22,750	1,032	92.0%	341	4,701
Total 2020-2021 Same Store Properties (5)		13,148		$1,709,695	$1,255	93.9%	9,887	$4,604

Non-Same Store Properties
Texas
Cutter's Point	Richardson, Texas	196	1/31/2014	15,845	1,219	311.7%	269	3,059
Arizona
Fairways at San Marcos	Chandler, Arizona	352	11/2/2020	84,480	1,425	96.3%	52	12,145
North Carolina
The Verandas at Lake Norman	Charlotte, North Carolina	264	6/30/2021	63,500	1,215	93.2%	30	1,408
Creekside at Matthews	Charlotte, North Carolina	240	6/30/2021	58,000	1,350	94.2%	15	4,083
Six Forks Station	Raleigh, North Carolina	323	9/10/2021	74,760	1,228	95.4%	83	1,281
Hudson High House	Cary, North Carolina	302	12/7/2021	93,250	1,361	94.7%	—	—
Total Non-Same Store Properties		1,677		$389,835	$1,352	34.1%	449	$4,588

Total		14,825		$2,099,530	$1,259	87.6%	10,336	$4,603

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2021 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2021.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2021, divided by the total number of units, expressed as a percentage.
(3)	Inclusive of all full and partial interior upgrades completed.
(4)	Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2021.

(5)	Includes the 50 downed units excluded from our 2020-2021 Same Store pool (see Note 5).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 17, 2022, we had 25,552,658 shares of common stock outstanding held by a total of approximately 899 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our common stock trades on the NYSE under the ticker symbol “NXRT.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, our Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock. Since the inception of the Share Repurchase Program through December 31, 2021, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61.2 million, or $25.70 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,382,155	$25.70	2,382,155	$38.8
October 1 – October 31	—	—	—	38.8
November 1 – November 30	—	—	—	38.8
December 1 – December 31	—	—	—	38.8
Total as of December 31, 2021	2,382,155	$25.70	2,382,155	$38.8

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the cumulative total stockholder return on our common shares for the measurement period commencing December 31, 2015 and ending December 31, 2021 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ) and the Standard & Poor’s U.S. REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6. Selected Financial Data

[Reserved]

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

Overview

As of December 31, 2021, our Portfolio consisted of 39 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 14,825 units of apartment space that was approximately 94.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,261. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2021, there were 23,819,402 OP Units outstanding, of which 23,746,169, or 99.7%, were owned by us and 73,233, or 0.3%, were owned by an unaffiliated limited partner (see Note 10 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the NOI at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 14, 2022 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P.

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc and Truist, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc, and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the year ended December 31, 2021, the Company issued 350,513 shares of common stock at an average price of $75.41 per share for gross proceeds of $26.4 million under the 2020 ATM Program. The Company paid approximately $0.4 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2021, 2020 and 2019.

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

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

The year ended December 31, 2021 as compared to the year ended December 31, 2020

The following table sets forth a summary of our operating results for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
Total revenues	$219,240	$204,800	$14,440
Total expenses	(201,032)	(191,236)	(9,796)
Operating income before gain on sales of real estate	18,208	13,564	4,644
Gain on sales of real estate	46,214	69,151	(22,937)
Operating income	64,422	82,715	(18,293)
Interest expense	(44,623)	(44,753)	130
Loss on extinguishment of debt and modification costs	(912)	(1,470)	558
Casualty gain	2,595	5,886	(3,291)
Miscellaneous income	1,624	1,772	(148)
Net income	23,106	44,150	(21,044)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	69	132	(63)
Net income attributable to common stockholders	$23,037	$44,018	$(20,981)

The change in our net income between the periods primarily relates to decreases in gain on sales of real estate of $22.9 million and casualty gain of $3.3 million, partially offset by an increase in total revenues of $14.4 million. The change in our net income between the periods was also due to our acquisition and disposition activity in 2020 and 2021 and the timing of the transactions (we disposed of three properties in the first quarter of 2020, one property in the third quarter of 2020, and purchased one property in the fourth quarter of 2020; we purchased two properties in the second quarter of 2021, one property in the third quarter of 2021, one property in the fourth quarter of 2021, and disposed of two properties in the fourth quarter of 2021).

Revenues

Rental income was $213.5 million for the year ended December 31, 2021 compared to $199.2 million for the year ended December 31, 2020, which was an increase of approximately $14.3 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2021 and the timing of the transactions, as described above, and a 11.8% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,261 as of December 31, 2021 from $1,128 as of December 31, 2020, primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $5.7 million for the year ended December 31, 2021 compared to $5.6 million for the year ended December 31, 2020, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to a $0.2 million decrease in application and administration concessions, partially offset by a $0.1 million decrease in cable tv income.

Expenses

Property operating expenses. Property operating expenses were $47.7 million for the year ended December 31, 2021 compared to $47.2 million for the year ended December 31, 2020, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2020 and 2021 and the timing of the transactions, as described above. The increase between periods was also due to a $0.8 million, or 4.0%, increase in payroll expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $33.2 million for the year ended December 31, 2021 compared to $31.7 million for the year ended December 31, 2020, which was an increase of approximately $1.5 million. The increase between the periods was primarily due to a $1.1 million, or 4.0%, increase in property taxes due to higher assessments of value by taxing authorities. The increase between the periods was also due to our acquisition and disposition activity in 2020 and 2021 and the timing of the transactions, as described above.

Property management fees. Property management fees were $6.3 million for the year ended December 31, 2021 compared to $6.0 million for the year ended December 31, 2020, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $7.6 million for the year ended December 31, 2021 compared to $7.7 million for the year ended December 31, 2020, which was an decrease of approximately $0.1 million. For the years ended December 31, 2021 and 2020, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $17.3 million and $15.4 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $12.0 million for the year ended December 31, 2021 compared to $10.0 million for the year ended December 31, 2020, which was an increase of approximately $2.0 million. The increase was primarily due to an increase in stock compensation expense of $1.5 million.

Property general and administrative expenses. Property general and administrative expenses were $7.3 million for the year ended December 31, 2021 compared to $6.2 million for the year ended December 31, 2020, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to increases in centralized marketing services of $0.3 million and lead generation expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization costs were $86.9 million for the year ended December 31, 2021 compared to $82.4 million for the year ended December 31, 2020, which was an increase of approximately $4.5 million. The increase between the periods was primarily due to an increase of depreciation expense of $7.2 million, partially offset by the amortization of intangible lease assets of $4.1 million related to five properties for the year ended December 31, 2021 compared to $6.8 million related to six properties for the year ended December 31, 2020, which was a decrease of approximately $2.7 million.

Other Income and Expense

Interest expense. Interest expense was $44.6 million for the year ended December 31, 2021 compared to $44.8 million for the year ended December 31, 2020, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to an increase in interest rate swap expense of approximately $5.6 million, partially offset by a decrease in interest on debt of $5.1 million. The following table details the various costs included in interest expense for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
Interest on debt	$27,405	$32,546	$(5,141)
Amortization of deferred financing costs	2,197	2,837	(640)
Interest rate swaps	14,909	9,337	5,572
Interest rate caps expense	112	33	79
Total	$44,623	$44,753	$(130)

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.9 million for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020, which was a decrease of approximately $0.6 million. The decrease between periods was primarily due to a decrease in prepayment penalties and defeasance costs of $0.3 million and a decrease in write-offs of deferred financing costs of $0.3 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
Prepayment penalties and defeasance costs	$407	$711	$(304)
Write-off of deferred financing costs	503	756	(253)
Debt modification and other extinguishment costs	2	3	(1)
Total	$912	$1,470	$(558)

Casualty gains (losses). Casualty gains were $2.6 million for the year ended December 31, 2021 compared to casualty gains of $5.9 million for the year ended December 31, 2020. The decrease between periods was primarily due to significant damages sustained at Cutter’s Point, Venue 8651, and Timber Creek (see Note 5 to our consolidated financial statements).

Miscellaneous income. Miscellaneous income was $1.6 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to business interruption proceeds received from insurance for lost rents at Cutter’s Point and Venue 8651 (see Note 5 to our consolidated financial statements).

Gain on sales of real estate. Gain on sales of real estate was $46.2 million for the year ended December 31, 2021 compared to $69.2 million for the year ended December 31, 2020, which was a decrease of approximately $23.0 million. During the year ended December 31, 2021, we sold two properties; during the year ended December 31, 2020, we sold four properties.

The year ended December 31, 2020 as compared to the year ended December 31, 2019

The following table sets forth a summary of our operating results for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
Total revenues	$204,800	$181,066	$23,734
Total expenses	(191,236)	(166,157)	(25,079)
Operating income	13,564	14,909	(1,345)
Interest expense	(44,753)	(37,385)	(7,368)
Loss on extinguishment of debt and modification costs	(1,470)	(2,869)	1,399
Gain on sales of real estate	69,151	127,684	(58,533)
Casualty gain (loss)	5,886	(3,488)	9,374
Miscellaneous income	1,772	587	1,185
Net income	44,150	99,438	(55,288)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	132	298	(166)
Net income attributable to common stockholders	$44,018	$99,140	$(55,122)

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

	For the Year Ended December 31,
	2020	2019	$ Change
Interest on debt	$32,546	$41,744	$(9,198)
Amortization of deferred financing costs	2,837	2,083	754
Interest rate swaps - effective portion	9,337	(6,472)	15,809
Interest rate caps expense	33	30	3
Total	$44,753	$37,385	$7,368

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

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (6) casualty-related expenses/(recoveries) and casualty gains (losses), (7) pandemic expenses that are not reflective of continuing operations of the properties and (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

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

NOI and 2020-2021 Same Store NOI for the Years Ended December 31, 2021 and 2020

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2020-2021 Same Store NOI for the years ended December 31, 2021 and 2020 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2021	2020
Net income		$23,106	$44,150
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		7,631	7,670
Corporate general and administrative expenses		11,966	10,035
Casualty-related expenses/(recoveries)	(1)	(200)	790
Casualty losses (gains)		(2,595)	(5,886)
Pandemic expense	(2)	50	510
Property general and administrative expenses	(3)	2,232	1,644
Depreciation and amortization		86,878	82,411
Interest expense		44,623	44,753
Loss on extinguishment of debt and modification costs		912	1,470
Gain on sales of real estate		(46,214)	(69,151)
NOI		$128,389	$118,396
Less Non-Same Store
Revenues		(19,157)	(14,101)
Operating expenses		6,971	6,678
Operating income		(871)	(1,687)
Same Store NOI		$115,332	$109,286

(1)	Adjustment to net income to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)

Adjustment to net income to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

NOI and 2019-2021 Same Store NOI for the Years Ended December 31, 2021, 2020 and 2019

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2019-2021 Same Store NOI for the years ended December 31, 2021, 2020 and 2019 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2021	2020	2019
Net income		$23,106	$44,150	$99,438
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		7,631	7,670	7,500
Corporate general and administrative expenses		11,966	10,035	9,613
Casualty-related expenses/(recoveries)	(1)	(200)	790	(34)
Casualty losses (gains)		(2,595)	(5,886)	3,488
Pandemic expense	(2)	50	510	—
Property general and administrative expenses	(3)	2,232	1,644	1,939
Depreciation and amortization		86,878	82,411	69,086
Interest expense		44,623	44,753	37,385
Loss on extinguishment of debt and modification costs		912	1,470	2,869
Gain on sales of real estate		(46,214)	(69,151)	(127,684)
NOI		$128,389	$118,396	$103,600
Less Non-Same Store
Revenues		(98,786)	(89,362)	(69,608)
Operating expenses		39,001	37,394	29,163
Operating income		(871)	(1,687)	(587)
Same Store NOI		$67,733	$64,741	$62,568

(1)	Adjustment to net income to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(3)

Adjustment to net income to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax.

Net Operating Income for Our 2020-2021 Same Store and Non-Same Store Properties for the Years Ended December 31, 2021 and 2020

There are 33 properties encompassing 13,098 units of apartment space in our same store pool for the years ended December 31, 2021 and 2020 (our “2020-2021 Same Store” properties). Our 2020-2021 Same Store properties exclude the following 6 properties in our Portfolio as of December 31, 2021: Fairways at San Marcos, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, Hudson High House and Cutter’s Point as well as the 50 units that are currently down (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2021 and 2020 for our 2020-2021 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues
Same Store
Rental income	$194,609	$185,283	$9,326	5.0%
Other income	5,474	5,416	58	1.1%
Same Store revenues	200,083	190,699	9,384	4.9%
Non-Same Store
Rental income	18,896	13,954	4,942	35.4%
Other income	261	147	114	77.6%
Non-Same Store revenues	19,157	14,101	5,056	35.9%
Total revenues	219,240	204,800	14,440	7.1%

Operating expenses
Same Store
Property operating expenses (1)	43,643	41,949	1,694	4.0%
Real estate taxes and insurance	31,525	29,874	1,651	5.5%
Property management fees (2)	5,758	5,499	259	4.7%
Property general and administrative expenses (3)	4,578	4,175	403	9.7%
Same Store operating expenses	85,504	81,497	4,007	4.9%
Non-Same Store
Property operating expenses (4)	4,246	3,952	294	7.4%
Real estate taxes and insurance	1,627	1,835	(208)	-11.3%
Property management fees (2)	576	472	104	22.0%
Property general and administrative expenses (5)	522	419	103	24.6%
Non-Same Store operating expenses	6,971	6,678	293	4.4%
Total operating expenses	92,475	88,175	4,300	4.9%

Operating income
Same Store
Miscellaneous income	753	84	669	N/M
Non-Same Store
Miscellaneous income	871	1,687	(816)	-48.4%
Total operating income	1,624	1,771	(147)	-8.3%

NOI
Same Store	115,332	109,286	6,046	5.5%
Non-Same Store	13,057	9,110	3,947	43.3%
Total NOI	$128,389	$118,396	$9,993	8.4%

(1)	For the years ended December 31, 2021 and 2020, excludes approximately $255,000 and $414,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2021 and 2020, excludes approximately $1,874,000 and $1,289,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)	For the years ended December 31, 2021 and 2020, excludes approximately $5,000 and $203,000, respectively, of casualty-related expenses.
(5)

For the years ended December 31, 2021 and 2020, excludes approximately $358,000 and $356,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income to NOI above under “NOI and 2020-2021 Same Store NOI for the Years Ended December 31, 2021 and 2020.”

2020-2021 Same Store Results of Operations for the Years Ended December 31, 2021 and 2020

As of December 31, 2021, our 2020-2021 Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $1,255. As of December 31, 2020, our 2020-2021 Same Store properties were approximately 93.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,130. For our 2020-2021 Same Store properties, we recorded the following operating results for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

Revenues

Rental income. Rental income was $194.6 million for the year ended December 31, 2021 compared to $185.3 million for the year ended December 31, 2020, which was an increase of approximately $9.3 million, or 5.0%. The majority of the increase is related to a 11.1% increase in the weighted average monthly effective rent per occupied apartment unit to $1,255 as of December 31, 2021 from $1,130 as of December 31, 2020.

Other income. Other income was $5.5 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020, which was an increase of approximately $0.1 million, or 1.1%. The majority of the increase is related to a $0.1 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $43.6 million for the year ended December 31, 2021 compared to $41.9 million for the year ended December 31, 2020, which was an increase of approximately $1.7 million, or 4.0%. The majority of the increase is related to a $1.2 million, or 7.6%, increase in repairs and maintenance expense.

Real estate taxes and insurance. Real estate taxes and insurance costs were $31.5 million for the year ended December 31, 2021 compared to $29.9 million for the year ended December 31, 2020, which was an increase of approximately $1.6 million, or 5.5%. The majority of the increase is related to a $1.1 million, or 4.3%, increase in property taxes and a $0.5 million, or 13.3%, increase in insurance expense.

Property management fees. Property management fees were $5.8 million for the year ended December 31, 2021 compared to $5.5 million for the year ended December 31, 2020, which was an increase of approximately $0.3 million, or 4.7%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.6 million for the year ended December 31, 2021 compared to $4.2 million for the year ended December 31, 2020, which was an increase of approximately $0.4 million, or 9.7%. The majority of the increase is related to a $0.3 million, or 11.4%, increase in marketing costs.

Net Operating Income for Our 2019-2021 Same Store and Non-Same Store Properties for the Years Ended December 31, 2021, 2020 and 2019

There are 22 properties encompassing 8,514 units of apartment space in our same store pool for the years ended December 31, 2021, 2020 and 2019 (our “2019-2021 Same Store” properties). Our 2019-2021 Same Store properties exclude the following 17 properties in our Portfolio as of December 31, 2021: Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara, Fairways at San Marcos, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, Hudson High House and Cutter’s Point as well as 50 units that are currently down (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2021, 2020 and 2019 for our 2019-2021 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,			2021 compared to 2020		2021 compared to 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenues
Same Store
Rental income	$118,292	$113,402	$109,222	$4,890	4.3%	$9,070	8.3%
Other income	2,162	2,036	2,236	126	6.2%	(74)	-3.3%
Same Store revenues	120,454	115,438	111,458	5,016	4.3%	8,996	8.1%
Non-Same Store
Rental income	95,213	85,835	67,940	9,378	10.9%	27,273	40.1%
Other income	3,573	3,527	1,668	46	1.3%	1,905	114.2%
Non-Same Store revenues	98,786	89,362	69,608	9,424	10.5%	29,178	41.9%
Total revenues	219,240	204,800	181,066	14,440	7.1%	38,174	21.1%

Operating expenses
Same Store
Property operating expenses (1)	27,334	26,061	25,766	1,273	4.9%	1,568	6.1%
Real estate taxes and insurance	19,593	18,582	16,787	1,011	5.4%	2,806	16.7%
Property management fees (2)	3,559	3,428	3,324	131	3.8%	235	7.1%
Property general and administrative expenses (3)	2,988	2,710	3,013	278	10.3%	(25)	-0.8%
Same Store operating expenses	53,474	50,781	48,890	2,693	5.3%	4,584	9.4%
Non-Same Store
Property operating expenses (4)	20,555	19,840	16,960	715	3.6%	3,595	21.2%
Real estate taxes and insurance	13,559	13,127	8,326	432	3.3%	5,233	62.9%
Property management fees (2)	2,775	2,543	2,064	232	9.1%	711	34.4%
Property general and administrative expenses (5)	2,112	1,884	1,813	228	12.1%	299	16.5%
Non-Same Store operating expenses	39,001	37,394	29,163	1,607	4.3%	9,838	33.7%
Total operating expenses	92,475	88,175	78,053	4,300	4.9%	14,422	18.5%

Operating income
Same Store
Miscellaneous income	753	84	—	669	N/M	753	0.0%
Non-Same Store
Miscellaneous income	871	1,687	587	(816)	-48.4%	284	48.4%
Total operating income	1,624	1,771	587	(147)	-8.3%	1,037	N/M

NOI
Same Store	67,733	64,741	62,568	2,992	4.6%	5,165	8.3%
Non-Same Store	60,656	53,655	41,032	7,001	13.0%	19,624	47.8%
Total NOI	$128,389	$118,396	$103,600	$9,993	8.4%	$24,789	23.9%

(1)	For the years ended December 31, 2021, 2020 and 2019, excludes approximately $248,000, $595,000 and $80,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2021, 2020 and 2019, excludes approximately $1,256,000, $674,000 and $1,071,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)	For the years ended December 31, 2021, 2020 and 2019, excludes approximately $98,000, $1,895,000 and $46,000, respectively, of casualty-related expenses.
(5)

For the years ended December 31, 2021, 2020 and 2019, excludes approximately $976,000, $970,000 and $869,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income to NOI above under “NOI and 2019-2021 Same Store NOI for the Years Ended December 31, 2021, 2020 and 2019.”

2019-2021 Same Store Results of Operations for the Years Ended December 31, 2021 and 2020

As of December 31, 2021, our 2019-2021 Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,162. As of December 31, 2020, our 2019-2021 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,050. For our 2019-2021 Same Store properties, we recorded the following operating results for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

Revenues

Rental income. Rental income was $118.3 million for the year ended December 31, 2021 compared to $113.4 million for the year ended December 31, 2020, which was an increase of approximately $4.9 million, or 4.3%. The majority of the increase is related to a 10.7% increase in the weighted average monthly effective rent per occupied apartment unit to $1,162 as of December 31, 2021 from $1,050 as of December 31, 2020, and a 0.4% increase in occupancy.

Other income. Other income was $2.2 million for the year ended December 31, 2021 compared to $2.0 million for the year ended December 31, 2020, which was an increase of approximately $0.2 million, or 6.2%. The majority of the increase is related to a $0.1 million decrease in concessions related to application and administration fees.

Expenses

Property operating expenses. Property operating expenses were $27.3 million for the year ended December 31, 2021 compared to $26.1 million for the year ended December 31, 2020, which was an increase of approximately $1.2 million, or 4.9%. The majority of the increase is related to an increase in repairs and maintenance costs of $0.6 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $19.6 million for the year ended December 31, 2021 compared to $18.6 million for the year ended December 31, 2020, which was an increase of approximately $1.0 million, or 5.4%. The majority of the increase is related to a $0.7 million, or 4.4%, increase in property taxes.

Property management fees. Property management fees were $3.6 million for the year ended December 31, 2021 compared to $3.4 million for the year ended December 31, 2020, which was an increase of approximately $0.2 million, or 3.8%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.0 million for the year ended December 31, 2021 compared to $2.7 million for the year ended December 31, 2020, which was an increase of approximately $0.3 million, or 10.3%. The majority of the increase is related to a $0.2 million increase in office operations.

2019-2021 Same Store Results of Operations for the Years Ended December 31, 2021 and 2019

As of December 31, 2021, our 2019-2021 Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,162. As of December 31, 2019, our 2019-2021 Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,035. For our 2019-2021 Same Store properties, we recorded the following operating results for the year end December 31, 2021 as compared to the year ended December 31, 2019:

Revenues

Rental income. Rental income was $118.3 million for the year ended December 31, 2021 compared to $109.2 million for the year ended December 31, 2019, which was an increase of approximately $9.1 million, or 8.3%. The majority of the increase is related to a 12.3% increase in the weighted average monthly effective rent per occupied apartment unit to $1,162 as of December 31, 2021 from $1,035 as of December 31, 2019 and a 0.1% increase in occupancy.

Other income. Other income was $2.2 million for the year ended December 31, 2021 compared to $2.2 million for the year ended December 31, 2019.

Expenses

Property operating expenses. Property operating expenses were $27.3 million for the year ended December 31, 2021 compared to $25.8 million for the year ended December 31, 2019, which was an increase of approximately $1.5 million, or 6.1%. The majority of the increase is related to a $0.7 million, or 8.0%, increase in repair and maintenance expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $19.6 million for the year ended December 31, 2021 compared to $16.8 million for the year ended December 31, 2019, which was an increase of approximately $2.8 million, or 16.7%. The majority of the increase is related to a $2.2 million, or 15.2%, increase in property taxes.

Property management fees. Property management fees were $3.6 million for the year ended December 31, 2021 to $3.3 million for the year ended December 31, 2019, which was an increase of approximately $0.3 million, or 7.1%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.0 million for the year ended December 31, 2021 compared to $3.0 million for the year ended December 31, 2019.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

		For the Year Ended December 31,
		2021	2020	2019	% Change 2021 - 2020	% Change 2021 - 2019
Net income		$23,106	$44,150	$99,438	-47.7%	N/M
Depreciation and amortization		86,878	82,411	69,086	5.4%	25.8%
Gain on sales of real estate		(46,214)	(69,151)	(127,684)	-33.2%	-63.8%
Adjustment for noncontrolling interests		(191)	(172)	(122)	11.0%	56.6%
FFO attributable to common stockholders		63,579	57,238	40,718	11.1%	56.1%

FFO per share - basic		$2.53	$2.32	$1.69	8.9%	49.5%
FFO per share - diluted		$2.47	$2.27	$1.66	8.8%	49.1%

Loss on extinguishment of debt and modification costs		912	1,470	2,869	-68.2%	-68.2%
Casualty-related expenses/(recoveries)		(200)	790	(34)	N/M	487.1%
Casualty losses (gains)		(2,595)	(5,886)	3,488	N/M	N/M
Pandemic expense	(1)	50	510	—	N/M	N/M
Amortization of deferred financing costs - acquisition term notes		737	1,384	553	-46.7%	33.3%
Adjustment for noncontrolling interests		4	6	(21)	-33.3%	-119.0%
Core FFO attributable to common stockholders		62,487	55,512	47,573	12.6%	31.3%

Core FFO per share - basic		$2.48	$2.25	$1.97	10.5%	25.8%
Core FFO per share - diluted		$2.43	$2.20	$1.93	10.3%	25.4%

Amortization of deferred financing costs - long term debt		1,460	1,453	1,530	0.5%	-4.5%
Equity-based compensation expense		6,997	5,504	5,130	27.1%	36.4%
Adjustment for noncontrolling interests		(25)	(21)	(20)	19.0%	25.0%
AFFO attributable to common stockholders		70,919	62,448	54,213	13.6%	30.8%

AFFO per share - basic		$2.82	$2.53	$2.25	11.5%	25.3%
AFFO per share - diluted		$2.75	$2.47	$2.20	11.2%	24.9%

Weighted average common shares outstanding - basic		25,170	24,715	24,116	1.8%	4.4%
Weighted average common shares outstanding - diluted		25,760	25,234	24,593	2.1%	4.7%

Dividends declared per common share		$1.404	$1.279	$1.138	9.8%	23.4%

FFO Coverage - diluted	(2)	1.76x	1.77x	1.46x	-0.9%	20.8%
Core FFO Coverage - diluted	(2)	1.73x	1.72x	1.70x	0.4%	1.6%
AFFO Coverage - diluted	(2)	1.96x	1.94x	1.94x	1.3%	1.2%

(1)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2021 as compared to the year ended December 31, 2020

FFO was $63.6 million for the year ended December 31, 2021 compared to $57.2 million for the year ended December 31, 2020, which was an increase of approximately $6.4 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $14.4 million, partially offset by an increase in total property operating expenses of $3.4 million and a decrease in casualty gains of $3.3 million.

Core FFO was $62.5 million for the year ended December 31, 2021 compared to $55.5 million for the year ended December 31, 2020, which was an increase of approximately $7.0 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and a decrease in casualty gains of $3.3 million, partially offset by a decrease in amortization of deferred financing costs for acquisition term notes of $0.6 million, a decrease in loss on extinguishment of debt and modification costs of $0.6 million, and a decrease to casualty related expenses of $1.0 million.

AFFO was $70.9 million for the year ended December 31, 2021 compared to $62.4 million for the year ended December 31, 2020, which was an increase of approximately $8.5 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $1.5 million.

The year ended December 31, 2021 as compared to the year ended December 31, 2019

FFO was $63.6 million for the year ended December 31, 2021 compared to $40.7 million for the year ended December 31, 2019, which was an increase of approximately $23.1 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $38.2 million, partially offset by an increase in total property operating expenses of $14.6 million.

Core FFO was $62.5 million for the year ended December 31, 2021 compared to $47.6 million for the year ended December 31, 2019, which was an increase of approximately $15.1 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by a decrease in amortization of deferred financing costs for acquisition term notes of $0.6 million, an increase in casualty gains of $6.1 million, and a decrease in loss on extinguishment of debt and modification costs of $2.0 million.

AFFO was $70.9 million for the year ended December 31, 2021 compared to $54.2 million for the year ended December 31, 2019, which was an increase of approximately $16.9 million. The change in our AFFO between the periods primarily relates to increases in Core FFO and equity-based compensation expense of $1.9 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of December 31, 2021, we had approximately $11.9 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc and Truist, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000.  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc, and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the year ended December 31, 2021, the Company issued 350,513 shares of common stock at an average price of $75.41 per share for gross proceeds of $26.4 million under the 2020 ATM Program. The Company paid approximately $0.4 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 8 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2021.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$73,268	$57,226	$51,366
Net cash provided by (used in) investing activities	(235,906)	11,503	(553,129)
Net cash provided by (used in) financing activities	194,319	(82,896)	529,816
Net increase (decrease) in cash, cash equivalents and restricted cash	31,681	(14,167)	28,053
Cash, cash equivalents and restricted cash, beginning of year	57,015	71,182	43,129
Cash, cash equivalents and restricted cash, end of year	$88,696	$57,015	$71,182

The year ended December 31, 2021 as compared to the year ended December 31, 2020

Cash flows from operating activities. During the year ended December 31, 2021, net cash provided by operating activities was $73.3 million compared to net cash provided by operating activities of $57.2 million for the year ended December 31, 2020. The change in cash flows from operating activities was mainly due to an increase in total revenues of $14.4 million between the periods.

Cash flows from investing activities. During the year ended December 31, 2021, net cash used in investing activities was $235.9 million compared to net cash provided by investing activities of $11.5 million for the year ended December 31, 2020. The change in cash flows from investing activities was mainly due to our acquisition and disposition activity in 2021 and 2020 and the timing of the transactions.

Cash flows from financing activities. During the year ended December 31, 2021, net cash provided by financing activities was $194.3 million compared to net cash used in financing activities of $82.9 million for the year ended December 31, 2020. The change in cash flows from financing activities was mainly due to a net increase in debt of approximately $270.5 million between the periods.

The year ended December 31, 2020 as compared to the year ended December 31, 2019

Cash flows from operating activities. During the year ended December 31, 2020, net cash provided by operating activities was $57.2 million compared to net cash provided by operating activities of $51.4 million for the year ended December 31, 2019. The change in cash flows from operating activities was mainly due to an increase in total revenues of $23.7 million, partially offset by increases in total property operating expenses of $11.2 million and interest expense of $7.4 million.

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

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of December 31, 2021, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.3 billion at a weighted average interest rate of 1.81% and an adjusted weighted average interest rate of 2.94%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.3461% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2021, interest rate swap agreements effectively covered 96% of our $1.2 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2021, interest rate cap agreements covered $458.8 million of our $1.2 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $458.8 million of our floating rate mortgage debt at a weighted average rate of 4.79%.

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

Amended and Restated Corporate Credit Facility

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

On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist”), as administrative agent, and the lenders from time to time party thereto (the “Amended and Restated Corporate Credit Facility”). $225 million of the Amended and Restated Corporate Credit Facility was a revolving credit facility and $25 million of the Amended and Restated Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Amended and Restated Corporate Credit Facility, the Company, through the OP, terminated its $225.0 million revolving credit facility with Truist, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Amended and Restated Corporate Credit Facility, the Amended and Restated Corporate Credit Facility may be increased up to an additional $100.0 million (the “Accordion Feature”) if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Amended and Restated Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. On September 9, 2021, the Company, through the OP, modified the Amended and Restated Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Amended and Restated Corporate Credit Facility from $250 million to $285 million. In conjunction with the increase in the facility, the Company incurred costs of $0.3 million in obtaining the additional financing through the modification. On September 30, 2021, the Company made a $10.0 million principal payment on the term loans resulting in $275.0 million in aggregate principal outstanding as of September 30, 2021 on the Amended and Restated Corporate Credit Facility. On November 3, 2021, the Company made a $50.0 million principal payment on the remaining term loans maturing December 31, 2021. On December 6, 2021, the Company, through the OP, increased the amount of the Amended and Restated Corporate Credit Facility by $55.0 million, and incurred costs of $0.4 million of deferred financing costs in conjunction with the increase in the facility. As of December 31, 2021, there was $280.0 million in aggregate principal outstanding on the Amended and Restated Corporate Credit Facility.

Advances under the Amended and Restated Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Amended and Restated Corporate Credit Facility. Amounts owing under the Amended and Restated Corporate Credit Facility may be prepaid at any time without premium or penalty. The Amended and Restated Corporate Credit Facility is guaranteed by the Company and the obligations under the Amended and Restated Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. The Company is in compliance with all the covenants in its Amended and Restated Corporate Credit Facility

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into nine interest rate swap transactions with KeyBank and two with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of December 31, 2021. As of December 31, 2021, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.2 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.3461%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3461%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
April 1, 2017	April 1, 2022	KeyBank	$100,000	1.957%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.961%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.782%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.002%
June 1, 2019	June 1, 2024	Truist	50,000	2.002%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
March 4, 2020	June 1, 2026	Truist	100,000	0.820%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
			$1,167,500	1.346%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2021, one-month LIBOR was 0.10125%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
March 1, 2022	March 1, 2025	Truist	$145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$342,500	0.9164%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2021, one-month LIBOR was 0.10125%.

(2)	Represents the weighted average fixed rate of the forward interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2021 for the next five calendar years subsequent to December 31, 2021. We used one-month LIBOR as of December 31, 2021 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2022	2023	2024	2025	2026	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,281,146	$1,482	$21,198	$395,068	$205,338	$423,149	$234,911
Interest expense	(1)	145,639	35,228	32,921	28,365	22,910	15,351	10,864
Total		$1,426,785	$36,710	$54,119	$423,433	$228,248	$438,500	$245,775

Credit Facility
Principal payments		$280,000	$—	$—	$280,000	$—	$—	$—
Interest expense		17,785	7,125	7,126	3,534	—	—	—
Total		$297,785	$7,125	$7,126	$283,534	$—	$—	$—

Total contractual obligations and commitments		$1,724,570	$43,835	$61,245	$706,967	$228,248	$438,500	$245,775

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2021, we had entered into eleven interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to “Operating Properties Mortgage Debt.” We used one-month LIBOR as of December 31, 2021 to determine our expected settlements through the terms of the interest rate swaps.

Amended and Restated Corporate Credit Facility

The Amended and Restated Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. During the year ended December 31, 2021, the Company repaid all of its $55M in term loans maturing December 31, 2021.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the years ended December 31, 2021 and 2020, the Company incurred advisory and administrative fees of $7.6 million and $7.7 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. We expect to roll out this service to our other properties in the future. As of December 31, 2021, the Company has funded approximately $0.2 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2021, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income. To provide faster, more reliable and lower cost internet to our residents, we have entered into agreements, in the form of Exhibit 10.20, with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest and agreements, in the form of Exhibit 10.21, with NLMF Leaseco, LLC, which is controlled by Matt McGraner, one of our officers. The foregoing description does not purport to be complete and is qualified in its entirety by the form agreements, which are attached hereto as Exhibit 10.20 and Exhibit 10.21 and are incorporated herein by reference.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of December 31, 2021, we had approximately $11.9 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 1,226 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2021	2020	2019
Interior	(1)	$11,278	$10,093	$12,044
Exterior and common area		7,773	20,447	11,242
Total rehab expenditures		$19,051	$30,540	$23,286

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2021, 2020 and 2019, we completed full and partial interior rehabs on 1,264, 1,679 and 2,516 units, respectively.

Freddie Mac Multifamily Green Advantage Program

In order to obtain more favorable pricing on our mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of December 31, 2021, the Company has completed its Green Program improvements on all but one property, which is expected to be completed in 2022. We expect to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, we are not implementing this on acquisitions going forward.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2021, 2020 and 2019.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2021. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2020, 2019 and 2018 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2021 of $0.38 per share on October 29, 2021, which was paid on December 30, 2021 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2021, 2020 and 2019. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2021, we had total indebtedness of $1.6 billion at a weighted average interest rate of 1.96%, of which $1.5 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on 96% of our $1.2 billion of floating rate mortgage debt outstanding (see below). As of December 31, 2021, the adjusted weighted average interest rate of our total indebtedness was 2.93%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.3461% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of December 31, 2021, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2021, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $458.8 million of our floating rate mortgage debt at a weighted average rate of 4.79% for the term of the agreements, which is generally 3 to 4 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eleven interest rate swap transactions with the Counterparties with a combined notional amount of $1.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3461%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.3461%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of December 31, 2021, of the amounts illustrated in the table below for our indebtedness as of December 31, 2021 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$810
0.50%	1,620
0.75%	2,430
1.00%	3,240

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

10.16

Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.17

Revolving Credit Agreement by and among NexPoint Residential Trust Operating Partnership, L.P., as Borrower, the Lenders from time to time party thereto, and SunTrust Bank, a Georgia banking corporation, as Administrative Agent, dated as of January 28, 2019, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020)

10.18

Amended and Restated Revolving Credit Agreement, by and among NexPoint Residential Trust Operating Partnership, L.P., as borrower, the lenders from time to time party thereto and Truist Bank, as administrative agent, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.19

September 2021 Modification of Loan Documents, dated September 9, 2021, by and among NexPoint Residential Trust Operating Partnership, L.P., NexPoint Residential Trust, Inc., Truist Bank and the pledgors and lenders party to thereto (incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the SEC on November 3, 2021)

10.20	Form of Easement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.21	Form of Onboarding Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*104*	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ Jim Dondero
February 17, 2022	Jim Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	February 17, 2022
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	February 17, 2022
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	February 17, 2022
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 17, 2022
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 17, 2022
Scott Kavanaugh

/s/ Catherine Wood	Director	February 17, 2022
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc., and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of purchase price to land in asset acquisitions

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company acquired certain real estate properties and accounted for them as asset acquisitions during the year ended December 31, 2021. The purchase price in each asset acquisition was allocated to the assets acquired and liabilities assumed based on their relative fair values.

We identified the evaluation of the allocation of purchase price to land in asset acquisitions as a critical audit matter. Specifically, there was a high degree of subjective auditor judgment and specialized skills and knowledge involved in evaluating the relevance of comparable land sales used by the Company to determine the fair values of land.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s purchase price allocation process, including a control related to the evaluation of publicly available comparable land sales used to determine the fair value of land. We also involved valuation professionals with specialized skills and knowledge who assisted in assessing the relevance of the Company’s selected comparable land sales and comparing them to publicly available data for other comparable land sales.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexPoint Residential Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas

February 17, 2022

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Operating Real Estate Investments
Land	$375,857	$323,429
Buildings and improvements	1,743,866	1,544,115
Intangible lease assets	2,576	1,675
Construction in progress	6,078	10,796
Furniture, fixtures, and equipment	120,419	96,228
Total Gross Operating Real Estate Investments	2,248,796	1,976,243
Accumulated depreciation and amortization	(287,096)	(215,494)
Total Net Real Estate Investments	1,961,700	1,760,749
Cash and cash equivalents	49,450	24,457
Restricted cash	39,246	32,558
Accounts receivable, net	4,844	9,045
Prepaid and other assets	4,701	2,405
Fair market value of interest rate swaps	3,526	—
TOTAL ASSETS	$2,063,467	$1,829,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,276,285	$1,162,855
Credit facility, net	278,215	182,323
Accounts payable and other accrued liabilities	12,590	10,058
Accrued real estate taxes payable	13,182	12,822
Accrued interest payable	2,491	2,274
Security deposit liability	2,945	2,688
Prepaid rents	1,775	1,639
Fair market value of interest rate swaps	—	43,530
Total Liabilities	1,587,483	1,418,189

Redeemable noncontrolling interests in the Operating Partnership	6,139	3,098

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,500,567 and 25,016,957 shares issued and outstanding, respectively	255	250
Additional paid-in capital	407,803	376,710
Accumulated earnings less dividends	59,209	75,321
Accumulated other comprehensive income (loss)	2,578	(44,354)
Total Stockholders' Equity	469,845	407,927
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,063,467	$1,829,214

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenues
Rental income	$213,505	$199,237	$177,162
Other income	5,735	5,563	3,904
Total revenues	219,240	204,800	181,066
Expenses
Property operating expenses	47,739	47,201	42,692
Real estate taxes and insurance	33,152	31,709	25,113
Property management fees (1)	6,334	5,971	5,388
Advisory and administrative fees (2)	7,631	7,670	7,500
Corporate general and administrative expenses	11,966	10,035	9,613
Property general and administrative expenses	7,332	6,239	6,765
Depreciation and amortization	86,878	82,411	69,086
Total expenses	201,032	191,236	166,157
Operating income before gain on sales of real estate	18,208	13,564	14,909
Gain on sales of real estate	46,214	69,151	127,684
Operating income	64,422	82,715	142,593
Interest expense	(44,623)	(44,753)	(37,385)
Loss on extinguishment of debt and modification costs	(912)	(1,470)	(2,869)
Casualty gain (loss)	2,595	5,886	(3,488)
Miscellaneous income	1,624	1,772	587
Net income	23,106	44,150	99,438
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	69	132	298
Net income attributable to common stockholders	$23,037	$44,018	$99,140
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	47,073	(46,961)	(14,625)
Total comprehensive income (loss)	70,179	(2,811)	84,813
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	210	(9)	254
Comprehensive income (loss) attributable to common stockholders	$69,969	$(2,802)	$84,559

Weighted average common shares outstanding - basic	25,170	24,715	24,116
Weighted average common shares outstanding - diluted	25,760	25,234	24,593

Earnings per share - basic	$0.92	$1.78	$4.11
Earnings per share - diluted	$0.89	$1.74	$4.03

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 10).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, January 1, 2019	—	$—	23,499,635	$234	$285,511	$(6,764)	$17,047	$—	$296,028
Net income attributable to common stockholders	—	—	—	—	—	99,140	—	—	99,140
Vesting of stock-based compensation	—	—	180,783	1	4,379	—	—	—	4,380
Issuance of common shares through at-the-market offering	—	—	1,565,322	16	69,858	—	—	—	69,874
Common stock dividends declared	—	—	—	—	—	(28,219)	—	—	(28,219)
Other comprehensive loss	—	—	—	—	—	—	(14,581)	—	(14,581)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(381)	—	—	(381)
Balances, December 31, 2019	—	$—	25,245,740	$251	$359,748	$63,776	$2,466	$—	$426,241
Net income attributable to common stockholders	—	—	—	—	—	44,018	-	—	44,018
Repurchases of common stock	—	—	—	—	—	—	—	(44,530)	(44,530)
Retirement of common stock held in treasury	—	—	(1,644,697)	(16)	(44,514)	—	—	44,530	—
Vesting of stock-based compensation	—	—	137,608	1	3,772	—	—	—	3,773
Issuance of common shares through at-the-market offering	—	—	1,278,306	14	57,704	—	—	—	57,718
Common stock dividends declared	—	—	—	—	—	(32,564)	—	—	(32,564)
Other comprehensive loss	—	—	—	—	—	—	(46,820)	—	(46,820)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	91	—	—	91
Balances, December 31, 2020	—	$—	25,016,957	$250	$376,710	$75,321	$(44,354)	$—	$407,927
Net income attributable to common stockholders	—	—	—	—	—	23,037	—	—	23,037
Vesting of stock-based compensation	—	—	133,097	1	5,507	—	—	—	5,508
Issuance of common shares through at-the-market offering	—	—	350,513	4	25,586	—	—	—	25,590
Common stock dividends declared	—	—	—	—	—	(36,243)	—	—	(36,243)
Other comprehensive income	—	—	—	—	—	—	46,932	—	46,932
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(2,906)	—	—	(2,906)
Balances, December 31, 2021	—	$—	25,500,567	$255	$407,803	$59,209	$2,578	$—	$469,845

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$23,106	$44,150	$99,438
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate	(46,214)	(69,151)	(127,684)
Depreciation and amortization	86,878	82,411	69,086
Amortization/write-off of deferred financing costs	3,131	4,354	3,502
Change in fair value on derivative instruments included in interest expense	14,952	9,370	(6,442)
Net cash received (paid) on derivative settlements	(14,909)	(7,859)	6,842
Amortization/write-off of fair market value adjustment of assumed debt	(203)	(202)	(148)
Provision for bad debts, net	3,921	2,710	906
Vesting of stock-based compensation	6,997	5,504	5,130
Insurance proceeds received for business interruption	1,457	1,468	—
Insurance proceeds paid for business interruption	—	(605)	—
Casualty losses (gains)	(4,503)	(7,125)	3,488
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(3,536)	(4,866)	(1,256)
Operating liabilities	2,191	(2,933)	(1,496)
Net cash provided by operating activities	73,268	57,226	51,366

Cash flows from investing activities
Net proceeds from sales of real estate	90,236	140,197	286,479
Insurance premiums paid for casualty losses	(1,591)	(1,495)	(600)
Insurance proceeds received from casualty losses	8,792	7,544	2,500
Additions to real estate investments	(43,006)	(49,977)	(44,159)
Acquisitions of real estate investments	(290,337)	(84,766)	(797,349)
Net cash provided by (used in) investing activities	(235,906)	11,503	(553,129)

Cash flows from financing activities
Mortgage proceeds received	154,630	46,464	423,149
Mortgage payments	(41,562)	(71,914)	(145,821)
Credit facilities proceeds received	340,000	35,000	255,000
Credit facilities payments	(243,000)	(70,000)	(37,000)
Deferred financing costs paid	(3,267)	(861)	(5,120)
Interest rate cap fees paid	(372)	(35)	(20)
Prepayment penalties on extinguished debt	(407)	(711)	(1,449)
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	25,590	57,718	69,874
Payments for taxes related to net share settlement of stock-based compensation	(1,489)	(1,731)	(751)
Repurchase of common stock	—	(44,530)	—
Dividends paid to common stockholders	(35,804)	(32,296)	(28,046)
Net cash provided by (used in) financing activities	194,319	(82,896)	529,816

Net increase (decrease) in cash, cash equivalents and restricted cash	31,681	(14,167)	28,053
Cash, cash equivalents and restricted cash, beginning of year	57,015	71,182	43,129
Cash, cash equivalents and restricted cash, end of year	$88,696	$57,015	$71,182

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$27,391	$34,165	$41,053
Supplemental Disclosure of Noncash Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	2,913	2,713	3,776
Change in fair value on derivative instruments designated as hedges	47,073	(46,961)	(14,625)
Other assets acquired from acquisitions	164	31	758
Liabilities assumed from acquisitions	571	44	6,608
Fair market value adjustment of assumed debt	—	—	980
Assumed debt on acquisitions	—	—	70,486
Increase in dividends payable upon vesting of restricted stock units	439	268	173
Write-off of assets due to casualty losses	2,028	1,297	7,838
Write-off of fully amortized in-place leases	3,647	12,414	8,181
Write-off of deferred financing costs	503	756	1,419

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2021, there were 23,819,402 common units in the OP (“OP Units”) outstanding, of which 23,746,169, or 99.7%, were owned by the Company and 73,233, or 0.3%, were owned by a noncontrolling limited partner (see Note 10).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 14, 2022 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2021.

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

As of December 31, 2021, the Company has not recorded any impairment on its real estate assets. However, we continue to monitor the impact of COVID-19 (see “—Coronavirus (‘COVID-19’)” for additional information, below).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2021, there are no properties held for sale.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2021, 2020 and 2019.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2021, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2021. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2020, 2019 and 2018 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

Coronavirus (“COVID-19”)

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly rent on time, leasing additional apartment units and/or renewing leases with existing tenants, selling or purchasing properties and accessing debt and equity capital on attractive terms, or at all. To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to monitor the impact of the COVID-19 pandemic on all aspects of its business. For additional information regarding the risks to the Company related to the COVID-19 pandemic, or any other future pandemic. See “Item 1A. Risk factors” within “Part I” in this annual report on Form 10-K for additional discussion of the risks posed by the COVID-19 pandemic.

3. Investments in Subsidiaries

The Company conducts its operations through the OP, which owns properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. The Company controls and consolidates the OP as a VIE. In connection with its indirect equity investments in the properties acquired, the Company, through the OP and the TRS, directly or indirectly holds 100% of the membership interests in SPEs that directly own the properties. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“1031 Exchanges”) under Section 1031 of the Code. For a reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to the new property being acquired in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is the earlier of the completion of the reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT’s economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title and control is transferred to the Company upon either completion of the 1031 Exchange or termination of the master lease agreement, at which time they will be consolidated as wholly owned subsidiaries.

As of December 31, 2021, the Company, through the OP and the wholly owned TRS, owned 39 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of December 31, 2021 and 2020:
				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2021	2020
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
Beechwood Terrace	(1)	Antioch, Tennessee	2014	—	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	(2)	Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Cedar Pointe	(1)	Antioch, Tennessee	2018	—	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments	(3)	Las Vegas, Nevada	2019	100%	100%
Bloom	(3)	Las Vegas, Nevada	2019	100%	100%
Bella Solara	(3)	Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, AZ	2020	100%	100%
The Verandas at Lake Norman	(4)	Charlotte, North Carolina	2021	100%	—	(5)
Creekside at Matthews	(4)	Charlotte, North Carolina	2021	100%	—	(5)
Six Forks Station		Raleigh, North Carolina	2021	100%	—	(5)
Hudson High House		Cary, North Carolina	2021	100%	—	(5)

(1)	Property was sold in 2021.
(2)	Formerly known as The Colonnade.

(3)

The EAT that directly owned Torreyana, Bloom and Bella Solara was consolidated as a VIE at December 31, 2019. The master lease agreement with the EAT that directly owned these properties terminated on March 31, 2020, at which time legal title transferred to the Company. Upon the transfer of the title, the EAT that directly owned these properties was no longer considered a VIE.

(4)

The EAT that directly owned The Verandas at Lake Norman and Creekside at Matthews was consolidated as a VIE at June 30, 2021 giving the Company an effective 100% ownership interest.  The master lease agreement with the EAT that directly owned these properties terminated on December 28, 2021, at which time legal title transferred to the Company. Upon the transfer of title, the EAT that directly owned these properties was no longer considered a VIE.

(5)	Properties were acquired in 2021; therefore, no ownership as of December 31, 2020.

4. Real Estate Investments Statistics

As of December 31, 2021, the Company was invested in a total of 39 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit as of December 31,*(1)		% Occupied as of December 31,*(2)
Property Name		Rentable Square Footage (in thousands)*	Number of Units*(3)	Date Acquired	2021	2020	2021	2020
Arbors on Forest Ridge		155	210	1/31/2014	$1,021	$917	96.2%	94.3%
Cutter's Point		198	196	1/31/2014	1,219	1,112	95.4%	95.0%
Silverbrook		526	642	1/31/2014	1,043	926	94.1%	94.9%
The Summit at Sabal Park		205	252	8/20/2014	1,198	1,033	96.0%	96.0%
Courtney Cove		225	324	8/20/2014	1,132	946	93.8%	93.5%
Radbourne Lake		247	225	9/30/2014	1,227	1,137	94.2%	89.8%
Timber Creek		248	352	9/30/2014	1,032	949	96.1%	93.5%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,377	1,259	97.8%	95.0%
Cornerstone		318	430	1/15/2015	1,152	1,056	95.6%	91.2%
The Preserve at Terrell Mill		692	752	2/6/2015	1,156	1,006	90.9%	95.5%
Versailles		301	388	2/26/2015	1,024	925	96.4%	94.3%
Seasons 704 Apartments		217	222	4/15/2015	1,410	1,209	96.8%	98.6%
Madera Point		193	256	8/5/2015	1,140	980	94.5%	93.8%
Venue at 8651		289	333	10/30/2015	1,006	933	94.5%	93.4%
Parc500		266	217	7/27/2016	1,543	1,340	96.3%	97.7%
The Venue on Camelback		256	415	10/11/2016	915	821	92.3%	93.7%
Old Farm		697	734	12/29/2016	1,207	1,133	93.9%	92.1%
Stone Creek at Old Farm		186	190	12/29/2016	1,248	1,194	96.8%	92.1%
Hollister Place		246	260	2/1/2017	1,065	1,007	92.5%	91.2%
Rockledge Apartments		802	708	6/30/2017	1,408	1,261	93.9%	95.5%
Atera Apartments		334	380	10/25/2017	1,310	1,247	93.9%	92.1%
Crestmont Reserve		199	242	9/26/2018	985	895	95.5%	98.8%
Brandywine I & II		414	632	9/26/2018	1,031	960	95.6%	94.3%
Bella Vista		243	248	1/28/2019	1,515	1,320	96.0%	95.6%
The Enclave		194	204	1/28/2019	1,507	1,355	96.6%	97.5%
The Heritage		199	204	1/28/2019	1,432	1,298	95.6%	94.1%
Summers Landing		139	196	6/7/2019	1,033	941	93.9%	95.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,074	993	95.6%	92.8%
Residences at West Place		345	342	7/17/2019	1,345	1,214	93.0%	90.1%
Avant at Pembroke Pines		1,442	1520	8/30/2019	1,695	1,515	93.9%	94.4%
Arbors of Brentwood		325	346	9/10/2019	1,284	1,194	95.1%	91.3%
Torreyana Apartments		309	316	11/22/2019	1,365	1,184	93.7%	93.0%
Bloom		498	528	11/22/2019	1,238	1,120	89.2%	94.1%
Bella Solara		271	320	11/22/2019	1,309	1,128	91.3%	91.6%
Fairways at San Marcos		340	352	11/2/2020	1,425	1,232	96.3%	96.0%
The Verandas at Lake Norman	(4)	241	264	6/30/2021	1,215	—	93.2%	—
Creekside at Matthews	(4)	263	240	6/30/2021	1,350	—	94.2%	—
Six Forks Station	(4)	360	323	9/10/2021	1,228	—	95.4%	—
Hudson High House	(4)	293	302	12/7/2021	1,361	—	94.7%	—
		13,391	14,825

*	Information is unaudited.
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2021 and December 31, 2020, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2021 and December 31, 2020, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2021 and 2020, divided by the total number of units, expressed as a percentage.

(3)	Includes 50 down units due to casualty events as of December 31, 2021 (see Note 5).
(4)	Properties were acquired in 2021.

5. Real Estate Investments

As of December 31, 2021, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,755	$—	$—	$1,821	$15,906
Cutter's Point	3,330	13,091	—	—	7,379	23,800
Silverbrook	4,860	27,495	—	—	5,566	37,921
The Summit at Sabal Park	5,770	13,882	—	—	1,978	21,630
Courtney Cove	5,880	14,350	—	—	2,444	22,674
Radbourne Lake	2,440	22,744	—	64	2,455	27,703
Timber Creek	11,260	13,310	—	239	3,827	28,636
Sabal Palm at Lake Buena Vista	7,580	42,456	—	2	2,758	52,796
Cornerstone	1,500	30,901	—	21	3,722	36,144
The Preserve at Terrell Mill	10,170	53,080	—	—	8,997	72,247
Versailles	6,720	21,887	—	—	4,075	32,682
Seasons 704 Apartments	7,480	14,644	—	—	2,078	24,202
Madera Point	4,920	18,090	—	48	2,612	25,670
Venue at 8651	2,350	17,495	—	334	3,843	24,022
Parc500	3,860	21,172	—	—	4,147	29,179
The Venue on Camelback	8,340	38,328	—	306	3,248	50,222
Old Farm	11,078	70,993	—	99	3,902	86,072
Stone Creek at Old Farm	3,493	19,714	—	2	899	24,108
Hollister Place	2,782	21,196	—	1,308	2,739	28,025
Rockledge Apartments	17,451	97,374	—	—	5,968	120,793
Atera Apartments	22,371	36,857	—	1,824	2,384	63,436
Crestmont Reserve	4,124	21,067	—	—	1,515	26,706
Brandywine I & II	6,237	73,737	—	—	5,160	85,134
Bella Vista	10,942	37,193	—	51	2,687	50,873
The Enclave	11,046	30,469	—	11	2,403	43,929
The Heritage	6,835	35,011	—	68	2,386	44,300
Summers Landing	1,798	18,433	—	1	790	21,022
Residences at Glenview Reserve	3,367	42,306	—	—	2,366	48,039
Residences at West Place	3,345	52,310	—	—	1,591	57,246
Avant at Pembroke Pines	48,434	275,968	—	1,414	11,611	337,427
Arbors of Brentwood	6,346	56,040	—	—	2,235	64,621
Torreyana Apartments	23,824	43,700	—	25	1,371	68,920
Bloom	23,805	82,545	—	16	2,697	109,063
Bella Solara	12,605	53,415	—	24	1,854	67,898
Fairways at San Marcos	10,993	72,920	—	2	1,989	85,904
The Verandas at Lake Norman	9,510	52,884	—	6	650	63,050
Creekside at Matthews	11,515	45,271	—	18	756	57,560
Six Forks Station	11,357	62,129	1,200	195	748	75,629
Hudson High House	23,809	67,654	1,376	—	768	93,607
	375,857	1,743,866	2,576	6,078	120,419	2,248,796
Accumulated depreciation and amortization	—	(203,125)	(1,029)	—	(82,942)	(287,096)
Total Operating Properties	$375,857	$1,540,741	$1,547	$6,078	$37,477	$1,961,700

As of December 31, 2020, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,682	$—	$17	$1,650	$15,679
Cutter's Point	3,330	8,035	—	4,983	2,044	18,392
Silverbrook	4,860	27,256	—	3	5,049	37,168
Beechwood Terrace	1,390	22,233	—	32	2,791	26,446
The Summit at Sabal Park	5,770	13,749	—	—	1,813	21,332
Courtney Cove	5,880	13,713	—	114	2,165	21,872
Radbourne Lake	2,440	22,617	—	—	2,147	27,204
Timber Creek	11,260	13,245	—	42	3,473	28,020
Sabal Palm at Lake Buena Vista	7,580	42,401	—	—	2,391	52,372
Cornerstone	1,500	30,781	—	2	3,343	35,626
The Preserve at Terrell Mill	10,170	50,757	—	1,524	7,310	69,761
Versailles	6,720	21,766	—	—	3,861	32,347
Seasons 704 Apartments	7,480	14,418	—	18	1,743	23,659
Madera Point	4,920	17,926	—	—	2,273	25,119
Venue at 8651	2,350	17,473	—	106	3,531	23,460
Parc500	3,860	20,927	—	22	3,827	28,636
The Venue on Camelback	8,340	38,106	—	37	2,570	49,053
Old Farm	11,078	70,846	—	24	3,419	85,367
Stone Creek at Old Farm	3,493	19,471	—	—	792	23,756
Hollister Place	2,782	21,884	—	—	2,555	27,221
Rockledge Apartments	17,451	96,902	—	86	5,363	119,802
Atera Apartments	22,371	37,525	—	9	2,188	62,093
Cedar Pointe	2,371	24,268	—	—	1,577	28,216
Crestmont Reserve	4,124	20,955	—	19	1,411	26,509
Brandywine I & II	6,237	73,613	—	6	4,072	83,928
Bella Vista	10,942	36,787	—	—	2,110	49,839
The Enclave	11,046	30,308	—	—	1,856	43,210
The Heritage	6,835	34,761	—	—	1,793	43,389
Summers Landing	1,798	17,909	—	43	670	20,420
Residences at Glenview Reserve	3,367	42,027	—	14	1,495	46,903
Residences at West Place	3,345	51,802	—	154	1,049	56,350
Avant at Pembroke Pines	48,436	272,436	—	2,847	7,977	331,696
Arbors of Brentwood	6,346	55,777	—	21	1,118	63,262
Torreyana Apartments	23,824	43,489	—	122	1,047	68,482
Bloom	23,805	81,714	—	494	1,782	107,795
Bella Solara	12,605	53,134	—	57	1,228	67,024
Fairways at San Marcos	10,993	71,422	1,675	—	745	84,835
	323,429	1,544,115	1,675	10,796	96,228	1,976,243
Accumulated depreciation and amortization	—	(153,063)	(558)	—	(61,873)	(215,494)
Total Operating Properties	$323,429	$1,391,052	$1,117	$10,796	$34,355	$1,760,749

Depreciation expense was $82.8 million, $75.6 million and $56.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization expense related to the Company’s intangible lease assets was $4.1 million, $6.8 million and $12.7 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through December 31, 2021 is expected to be $1.5 million in 2022. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2021 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2021.

Acquisitions

The Company acquired four properties during the year ended December 31, 2021, as detailed in the table below (dollars in thousands). The Company acquired one property for a combined purchase price of approximately $84.5 million during the year ended December 31, 2020. See Notes 3, 4 and 6 for additional information.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
The Verandas at Lake Norman	Charlotte, North Carolina	June 30, 2021	$63,500	$34,925	264	100%
Creekside at Matthews	Charlotte, North Carolina	June 30, 2021	58,000	31,900	240	100%
Six Forks Station	Raleigh, North Carolina	September 10, 2021	74,760	41,180	323	100%
Hudson High House	Cary, North Carolina	December 7, 2021	93,250	46,625	302	100%
			$289,510	$154,630	1,129

(1)	For additional information regarding the Company’s debt, see Note 6.

Dispositions

The Company sold two properties during the year ended December 31, 2021, as detailed in the table below (in thousands). The Company sold four properties for approximately $142.0 million during the year ended December 31, 2020.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Beechwood Terrace	Antioch, Tennessee	November 1, 2021	$53,600	$53,004	$33,961
Cedar Pointe	Antioch, Tennessee	November 1, 2021	37,650	37,232	12,253
			$91,250	$90,236	$46,214

(1)	Represents sales price, net of closing costs.

Cutter’s Point Casualty Losses

On October 20, 2019, as a result of a tornado, the Cutter’s Point property suffered significant property damage. The damage incurred rendered the property inoperable; therefore, the Company ceased operations at the property because it was under reconstruction. In relation to this event, the Company wrote down the carrying value of Cutter’s Point by approximately $7.8 million, and, in accordance with ASC 610 Other Income, the Company recognized approximately $3.5 million in casualty losses on the consolidated statement of operations and comprehensive income during the year ended December 31, 2019. Lost rental income is insured and the Company expects any operating losses resulting from the damage to be immaterial while the property undergoes reconstruction. Starting November 1, 2019, the Company began capitalizing insurance expense, real estate taxes, interest expense and debt issuance costs to construction in progress and stopped depreciation due to Cutter’s Point being under development. As of December 31, 2021, approximately $0.8 million of these costs have been capitalized. During the year ended December 31, 2021, Cutter's Point recognized $1.1 million in casualty gains on the consolidated statements of operations and comprehensive income in relation to this event.  The Company filed a business interruption insurance claim and recognized approximately $0.9 million for the lost rent, which is included in miscellaneous income on the consolidated statement of operations and comprehensive income for the year ended December 31, 2021. Upon completion of Phase I of the rebuild efforts, the Company returned 60 units to service in 2020; On June 21, 2021, 80 downed units were returned to service; During the third quarter of 2021, the remaining 56 units as part of Phase II of the rebuild were completed. As of December 31, 2021, all units had been returned to service and were available.

Winter Storm Uri

In February of 2021, as a result of winter storm Uri, Atera, Hollister Place, Old Farm, Stone Creek, Cutter’s Point, and Venue 8651 each sustained significant property damage. In relation to this event, the Company wrote down the carrying value of the impacted properties by approximately $2.0 million. During the year ended December 31, 2021, the Company recognized $1.5 million in casualty gains and $0.5 million in business interruption proceeds for lost rent, which is included in miscellaneous income, on the consolidated statements of operations and comprehensive income (loss) in relation to this event. As of December 31, 2021, 23 units damaged by winter storm Uri are excluded from the Portfolio’s total unit count and all same store pools due to the properties reconstruction which are estimated to be completed in 2022.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2021 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		1.78%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		1.78%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		1.78%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		1.72%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		1.72%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		1.72%	7/1/2024
Versailles	(3)	Floating	84	23,880		1.72%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		1.72%	7/1/2024
Madera Point	(3)	Floating	84	15,150		1.72%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		1.88%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		1.78%	7/1/2024
Old Farm	(3)	Floating	84	52,886		1.78%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		1.78%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		1.36%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		1.39%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		1.40%	9/1/2025
Cornerstone	(4)	Fixed	120	20,803		4.24%	3/1/2023
Parc500	(5)	Fixed	120	14,665		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		1.44%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		1.67%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		1.58%	11/1/2024
Crestmont Reserve	(3)	Floating	84	12,061		1.28%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		1.28%	10/1/2025
Bella Vista	(6)	Floating	84	29,040		1.42%	2/1/2026
The Enclave	(6)	Floating	84	25,322		1.42%	2/1/2026
The Heritage	(6)	Floating	84	24,625		1.42%	2/1/2026
Summers Landing	(7)	Floating	84	10,109		1.28%	10/1/2025
Residences at Glenview Reserve	(8)	Floating	84	26,445		1.54%	10/1/2025
Residences at West Place	(8)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,100		1.53%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		1.53%	10/1/2026
Torreyana Apartments	(6)	Floating	84	37,400		1.80%	12/1/2026
Bloom	(6)	Floating	84	58,850		1.80%	12/1/2026
Bella Solara	(6)	Floating	84	36,575		1.80%	12/1/2026
Fairways at San Marcos	(6)	Floating	84	46,464		2.18%	12/1/2027
The Verandas at Lake Norman	(9)	Floating	84	34,925		1.90%	7/1/2028
Creekside at Matthews	(9)	Floating	84	31,900		1.90%	7/1/2028
Six Forks Station	(10)	Floating	120	41,180		1.76%	10/1/2031
Hudson High House	(9)	Floating	84	46,625		2.06%	1/1/2029
				$1,281,146
Fair market value adjustment				1,059	(11)
Deferred financing costs, net of accumulated amortization of $5,047				(5,920)
				$1,276,285

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. References rates used in our portfolio include One-month LIBOR and 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of December 31, 2021, One-month LIBOR was 0.10125% and SOFR was 0.04967%.

(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par September 1, 2022 until maturity. As of December 31, 2021, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

During the year ended December 31, 2021, the Company sold two properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Beechwood Terrace	November 1, 2021	Floating	$23,365
Cedar Pointe	November 1, 2021	Floating	17,300
			$40,665

(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 1.81% as of December 31, 2021 and 1.83% as of December 31, 2020. The decrease between the periods is primarily related to a decrease in one-month LIBOR of approximately 4 basis points to 0.10125% as of December 31, 2021 from 0.14388% as of December 31, 2020. As of December 31, 2021, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 2.94%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.3461% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate mortgage debt (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2021, the Company believes it is in compliance with all provisions.

Freddie Mac Multifamily Green Advantage. In order to obtain more favorable pricing on the Company’s mortgage debt financing with Freddie Mac, the Company decided to participate in Freddie Mac’s Multifamily Green Advantage program (the “Green Program”). As of December 31, 2020, the Company has completed its Green Program improvements on all but one property, which is expected to be completed in 2022. The Company expects to reduce water/sewer costs at each property where the Green Program is implemented by at least 15% through the replacement of showerheads, plumbing fixtures and toilets with modern energy efficient upgrades. Due to changes in Freddie Mac’s requirements to participate in the Green Program, the Company is not implementing this on acquisitions going forward.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of December 31, 2021 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Amended and Restated Corporate Credit Facility	Floating	36	$280,000	2.50%	6/30/2024
Deferred financing costs, net of accumulated amortization of $387			(1,785)
			$278,215

(1)	Interest rate is based on one-month LIBOR plus an applicable margin. One-month LIBOR as of December 31, 2021 was 0.10125%.

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

On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist”), as administrative agent, and the lenders from time to time party thereto (the “Amended and Restated Corporate Credit Facility”). $225 million of the Amended and Restated Corporate Credit Facility was a revolving credit facility and $25 million of the Amended and Restated Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Amended and Restated Corporate Credit Facility, the Company, through the OP, terminated its $225.0 million Corporate Credit Facility with Truist, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Amended and Restated Corporate Credit Facility, the Amended and Restated Corporate Credit Facility may be increased up to an additional $100.0 million (the “Accordion Feature”) if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Amended and Restated Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. On September 9, 2021, the Company, through the OP, modified the Amended and Restated Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Amended and Restated Corporate Credit Facility from $250 million to $285 million. In conjunction with the increase in the facility, the Company incurred costs of $0.3 million in obtaining the additional financing through the modification. On September 30, 2021, the Company made a $10.0 million principal payment on the term loans resulting in $275.0 million in aggregate principal outstanding as of September 30, 2021 on the Amended and Restated Corporate Credit Facility. On November 3, 2021, the Company made a $50.0 million principal payment on the remaining term loans maturing December 31, 2021. On December 6, 2021, the Company, through the OP, increased the amount of the Amended and Restated Corporate Credit Facility by $55.0 million, and incurred costs of $0.4 million of deferred financing costs in conjunction with the increase in the facility. As of December 31, 2021, there was $280.0 million in aggregate principal outstanding on the Amended and Restated Corporate Credit Facility.

Advances under the Amended and Restated Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Amended and Restated Corporate Credit Facility. Amounts owing under the Amended and Restated Corporate Credit Facility may be prepaid at any time without premium or penalty. The Amended and Restated Corporate Credit Facility is guaranteed by the Company and the obligations under the Amended and Restated Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. The Company is in compliance with all of the covenants required in its Amended and Restated Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below).  For the years ended December 31, 2021, 2020 and 2019, amortization of deferred financing costs of approximately $2.2 million, $2.8 million and $2.1 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. For the years ended December 31, 2021, 2020 and 2019, the Company wrote-off deferred financing costs of approximately $0.5 million, $0.8 million and $1.4 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss).

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2021 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2022	$1,482	$—	$1,482
2023	21,198	—	21,198
2024	395,068	280,000	675,068
2025	205,338	—	205,338
2026	423,149	—	423,149
Thereafter	234,911	—	234,911
Total	$1,281,146	$280,000	$1,561,146

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2021, 2020 and 2019 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2021, 2020 and 2019, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $458.8 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.79%.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into nine interest rate swap transactions with KeyBank and two with Truist

Bank (the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of December 31, 2021. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.3461%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of December 31, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
April 1, 2017	April 1, 2022	KeyBank	$100,000	1.9570%
May 1, 2017	April 1, 2022	KeyBank	50,000	1.9610%
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
			$1,167,500	1.3461%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2021, one-month LIBOR was 0.10125%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
March 1, 2022	March 1, 2025	Truist	$145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
September 1, 2026	January 1, 2027	KeyBank	92,500	1.7980%
			$342,500	0.9164%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2021, one-month LIBOR was 0.10125%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of December 31, 2021, 2020 and 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of December 31,	Number of Instruments	Notional Amount
2021	15	$458,846
2020	16	$393,006
2019	15	$346,542

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$11,045	$—	$7,519	$43,530

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	263	3	—	—
Total		$11,308	$3	$7,519	$43,530

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2021	2020	2019	OCI into income	2021	2020	2019
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate products	$32,164	$(56,299)	$(8,153)	Interest expense	$(14,909)	$(9,337)	$6,472

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2021	2020	2019
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate products	Interest expense	$(112)	$(33)	$(30)

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

Financial Instruments Not Carried at Fair Value

At December 31, 2021 and 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value and estimated fair value of our debt at December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$69,285	$71,141	$70,067	$73,548
Floating rate debt (1)	$1,491,861	$1,525,298	$1,281,011	$1,324,990

(1)	Includes balances outstanding under our Amended and Restated Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. The Company did not record any impairment charges related to real estate assets for the years ended December 31, 2021, 2020 and 2019.

8. Stockholders’ Equity

Common Stock

During the years ended December 31, 2021, 2020 and 2019, the Company issued 133,097, 137,608 and 180,783 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 350,513, 1,278,306 and 1,565,322 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of December 31, 2021, the Company had 25,500,567 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock. Since the inception of the Share Repurchase Program through December 31, 2021, the Company had repurchased 2,382,155 shares of its common stock, par value $0.01 per share, at a total cost of approximately $61,224,000, or $25.70 per share.

Treasury Shares

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the year ended December 31, 2021, the Company did not retire any shares of common stock. During the years ended December 31, 2020 and 2019, the Company retired 1,644,697 and zero shares of its common stock held in treasury, respectively. As of December 31, 2021 and 2020, the Company had no shares of common stock held in treasury.

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

Restricted Stock Units. Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On August 11, 2016, pursuant to the 2016 LTIP, the Company granted 209,797 restricted stock units to its directors and officers. On March 16, 2017, pursuant to the 2016 LTIP, the Company granted 219,802 restricted stock units to its directors and officers. On February 15, 2018, pursuant to the 2016 LTIP, the Company granted 275,795 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 18, 2021, pursuant to the 2016 LTIP, the Company granted 204,663 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2021:

	2021
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	553,931		$36.83
Granted	204,663		41.43
Vested	(167,627)	(1)	34.18
Forfeited	(2,135)		41.46
Outstanding December 31,	588,832		$39.17

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 133,097 shares being issued as shown on the consolidated statement of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to December 31, 2021:

	Shares Vesting
	February	May	Total
2022	180,249	22,022	202,271
2023	105,495	22,019	127,514
2024	105,495	22,017	127,512
2025	70,607	22,017	92,624
2026	38,911	—	38,911
Total	500,757	88,075	588,832

As of December 31, 2021, the Company had issued 692,256 shares of common stock under the 2016 LTIP. For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $7.0 million, $5.5 million and $5.1 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of December 31, 2021, the Company had recognized a liability of approximately $1.5 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies, Raymond James, KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Bank (together with Jefferies, Raymond James and KeyBanc, the “2020 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the year ended December 31, 2021, the Company issued 350,513 shares of common stock at an average price of $75.41 per share for gross proceeds of $26.4 million under the 2020 ATM Program. The Company paid approximately $0.4 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$57,979,098
Common shares issued	1,068,819
Gross average sale price per share	$54.25

Sales commissions	$869,687
Offering costs	1,056,003
Net proceeds	56,053,408
Average price per share, net	$52.44

9. Earnings Per Share

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for common stock on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as net income attributable to redeemable noncontrolling interests in the OP in the accompanying consolidated statements of operations and comprehensive income (loss). As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

		For the Year Ended December 31,
		2021	2020	2019
Numerator for earnings per share:
Net income		$23,106	$44,150	$99,438
Net income attributable to redeemable noncontrolling interests in the Operating Partnership		69	132	298
Net income attributable to common stockholders		$23,037	$44,018	$99,140

Denominator for earnings per share:
Weighted average common shares outstanding		25,170	24,715	24,116
Denominator for basic earnings per share		25,170	24,715	24,116
Weighted average unvested restricted stock units		590	519	477
Denominator for diluted earnings per share	(1)	25,760	25,234	24,593

Earnings per weighted average common share:
Basic		$0.92	$1.78	$4.11
Diluted		$0.89	$1.74	$4.03

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the year ended December 31, 2021 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2020	$3,098
Net income attributable to redeemable noncontrolling interests in the OP	69
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	141
Contributions from redeemable noncontrolling interests in the OP	18
Distributions to redeemable noncontrolling interests in the OP	(93)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	2,906
Redeemable noncontrolling interests in the OP, December 31, 2021	$6,139

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		For the Year Ended December 31,
		2021	2020	2019
Fees incurred
Property management fees	(1)	$6,308	$5,949	$5,363
Construction supervision fees	(2)	1,098	1,848	1,549
Design fees	(2)	88	666	255
Acquisition fees	(3)	677	201	1,465

Reimbursements
Payroll and benefits	(4)	18,802	18,284	18,148
Other reimbursements	(5)	3,574	3,253	3,286

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2021, 2020 and 2019, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred advisory and administrative fees of $7.6 million, $7.7 million and $7.5 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Adviser elected to voluntarily waive the advisory and administrative fees of $17.3 million, $15.4 million and $9.1 million, respectively. The advisory and administrative fees waived by the Adviser for the years ended December 31, 2021, 2020 and 2019 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2021, 2020 and 2019, the Company paid approximately $0.0 million, $0.2 million and $0.3 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital, Inc. (“NexBank”).

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest. As of December 31, 2021, the Company has funded approximately $0.2 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2021, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income. Additionally, on July 30, 2021, we entered into agreements with NLMF Leaseco, LLC, which is controlled by Matt McGraner, one of our officers.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2021, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of December 31, 2021, the Company has funded approximately $0.2 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2021, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

On March 1, 2020, the Adviser entered into a new policy resulting in a new aggregate amount of $2,365,000 (the “2020 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.5 million being allocated to the Company. As of December 30, 2020, all of the $1.5 million of the 2020 Aggregate Amount allocated to the Company has been funded. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2020 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2020 to February 28, 2021, the Company fully funded the 2020 Aggregate Amount for claims related to Venue 8651, Timber Creek and Winter Storm Uri (see Note 5).

On March 1, 2021, the Adviser entered into a new policy resulting in a new aggregate amount of $2,468,750 (the “2021 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.6 million being allocated to the Company. As of December 31, 2021, all of the $1.6 million of the 2021 Aggregate Amount allocated to the Company has been prepaid. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2021 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated.  For the period from March 1, 2021 to December 31, 2021, the Company has funded $0.1 million of its allocated 2021 Aggregate Amount related to a claim at Old Farm.

[13. Subsequent Events]

Dividends Declared

On February 14, 2022, the Company’s board of directors declared a quarterly dividend of $0.38 per share, payable on March 31, 2022 to stockholders of record on March 15, 2022.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2021			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total (4)	Depreciation and Amortization (5) (6)	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$13,130	$2,330	$10,475	$12,805	$3,413	$2,330	$13,576	$15,906	$(5,037)	1/31/2014
Cutter's Point	Richardson, Texas	16,640	3,330	12,515	15,845	8,307	3,330	20,470	23,800	(4,124)	1/31/2014
Silverbrook	Grand Prairie, Texas	30,590	4,860	25,540	30,400	8,314	4,860	33,061	37,921	(12,347)	1/31/2014
The Summit at Sabal Park	Tampa, Florida	13,560	5,770	13,280	19,050	2,984	5,770	15,860	21,630	(5,471)	8/20/2014
Courtney Cove	Tampa, Florida	13,680	5,880	13,070	18,950	4,155	5,880	16,794	22,674	(5,652)	8/20/2014
Radbourne Lake	Charlotte, North Carolina	20,000	2,440	21,810	24,250	4,105	2,440	25,263	27,703	(7,889)	9/30/2014
Timber Creek	Charlotte, North Carolina	24,100	11,260	11,490	22,750	6,685	11,260	17,376	28,636	(7,036)	9/30/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	42,100	7,580	41,920	49,500	4,683	7,580	45,216	52,796	(12,674)	11/5/2014
Cornerstone	Orlando, Florida	20,803	1,500	30,050	31,550	5,488	1,500	34,644	36,144	(10,600)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	42,480	10,170	47,830	58,000	16,061	10,170	62,077	72,247	(19,355)	2/6/2015
Versailles	Dallas, Texas	23,880	6,720	19,445	26,165	7,098	6,720	25,962	32,682	(8,969)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	17,460	7,480	13,520	21,000	3,603	7,480	16,722	24,202	(5,296)	4/15/2015
Madera Point	Mesa, Arizona	15,150	4,920	17,605	22,525	3,774	4,920	20,750	25,670	(6,143)	8/5/2015
Venue at 8651	Fort Worth, Texas	13,734	2,350	16,900	19,250	5,283	2,350	21,672	24,022	(6,941)	10/30/2015
Parc500	West Palm Beach, Florida	14,665	3,860	19,424	23,284	6,386	3,860	25,319	29,179	(7,547)	7/27/2016
The Venue on Camelback	Phoenix, Arizona	28,093	8,340	36,520	44,860	6,085	8,340	41,882	50,222	(9,475)	10/11/2016
Old Farm	Houston, Texas	52,886	11,078	73,986	85,064	4,362	11,078	74,994	86,072	(15,318)	12/29/2016
Stone Creek at Old Farm	Houston, Texas	15,274	3,493	19,937	23,430	1,250	3,493	20,615	24,108	(4,079)	12/29/2016
Hollister Place	Houston, Texas	14,811	2,782	21,902	24,684	4,273	2,782	25,243	28,025	(5,840)	2/1/2017
Rockledge Apartments	Marietta, Georgia	68,100	17,451	96,577	114,028	9,786	17,451	103,342	120,793	(20,671)	6/30/2017
Atera Apartments	Dallas, Texas	29,500	22,371	37,090	59,461	5,315	22,371	41,065	63,436	(7,508)	10/25/2017
Crestmont Reserve	Dallas, Texas	12,061	4,124	20,667	24,791	2,602	4,124	22,582	26,706	(3,660)	9/26/2018
Brandywine I & II	Nashville, Tennessee	43,835	6,237	73,870	80,107	6,789	6,237	78,897	85,134	(11,899)	9/26/2018
Bella Vista	Phoenix, Arizona	29,040	10,942	37,661	48,603	3,189	10,942	39,931	50,873	(5,605)	1/28/2019
The Enclave	Tempe, Arizona	25,322	11,046	30,933	41,979	2,719	11,046	32,883	43,929	(4,684)	1/28/2019
The Heritage	Phoenix, Arizona	24,625	6,835	35,244	42,079	2,971	6,835	37,465	44,300	(5,088)	1/28/2019
Summers Landing	Fort Worth, Texas	10,109	1,798	17,628	19,426	2,129	1,798	19,224	21,022	(2,159)	6/7/2019
Residences at Glenview Reserve	Nashville, Tennessee	26,445	3,367	41,652	45,019	4,002	3,367	44,672	48,039	(4,902)	7/17/2019
Residences at West Place	Orlando, Florida	33,817	3,345	52,657	56,002	2,422	3,345	53,901	57,246	(5,289)	7/17/2019

S-1

Avant at Pembroke Pines	Pembroke Pines, Florida	177,100	48,434	275,673	324,107	20,309	48,434	288,993	337,427	(27,962)	8/30/2019
Arbors of Brentwood	Nashville, Tennessee	34,237	6,346	56,409	62,755	3,080	6,346	58,275	64,621	(5,491)	9/10/2019
Torreyana Apartments	Las Vegas, Nevada	37,400	23,824	44,560	68,384	1,737	23,824	45,096	68,920	(3,877)	11/22/2019
Bloom	Las Vegas, Nevada	58,850	23,805	83,288	107,093	3,821	23,805	85,258	109,063	(7,204)	11/22/2019
Bella Solara	Las Vegas, Nevada	36,575	12,605	54,262	66,867	2,190	12,605	55,293	67,898	(4,653)	11/22/2019
Fairways at San Marcos	Chandler, Arizona	46,464	10,993	73,785	84,778	2,801	10,993	74,911	85,904	(3,126)	11/2/2020
The Verandas at Lake Norman	Charlotte, North Carolina	34,925	9,510	54,270	63,780	241	9,510	53,540	63,050	(1,011)	6/30/2021
Creekside at Matthews	Charlotte, North Carolina	31,900	11,515	46,741	58,256	305	11,515	46,045	57,560	(886)	6/30/2021
Six Forks Station	Raleigh, North Carolina	41,180	11,357	63,748	75,105	524	11,357	64,272	75,629	(1,399)	9/10/2021
Hudson High House	Cary, North Carolina	46,625	23,809	69,793	93,602	5	23,809	69,798	93,607	(229)	12/7/2021
		$1,281,146	$375,857	$1,733,727	$2,109,584	$183,246	$375,857	$1,872,939	$2,248,796	$(287,096)

(1)	Encumbrances includes mortgage debt.
(2)

Includes gross intangible lease assets of approximately $44.0 million and buildings, improvements and furniture, fixtures and equipment of approximately $1.7 billion, which includes total acquisition costs of approximately $8.2 million incurred on the acquisitions of The Colonnade, Old Farm, Stone Creek at Old Farm, Hollister Place, Rockledge Apartments, Atera Apartments, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara, Fairways at San Marcos, Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, and Hudson High House and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt in connection with the acquisition of Parc500.

(3)	Includes gross intangible lease assets of approximately $2.6 million, construction in progress of approximately $6.1 million, and furniture, fixtures and equipment of approximately $120.4 million.
(4)	The aggregate cost, net of accumulated depreciation, for Federal income tax purposes as of December 31, 2021 was approximately $2.0 billion (unaudited).
(5)	Includes accumulated amortization of intangible lease assets of approximately $1.0 million.
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

S-2

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Real Estate:
Balance, beginning of year	$1,976,243	$1,942,221	$1,222,563
Additions:
Real estate acquired	290,743	84,778	882,313
Improvements	43,202	48,933	47,739
Deductions:
Real estate sold	(55,045)	(85,588)	(191,203)
Write-off of fully amortized assets and other	(6,347)	(14,101)	(19,191)
Balance, end of year	$2,248,796	$1,976,243	$1,942,221

Accumulated Depreciation and Amortization:
Balance, beginning of year	$215,494	$160,411	$135,021
Depreciation expense	82,760	75,609	56,360
Amortization expense	4,118	6,802	12,726
Accumulated depreciation on sales	(11,028)	(14,523)	(32,408)
Write-off of fully amortized assets and other	(4,248)	(12,805)	(11,288)
Balance, end of year	$287,096	$215,494	$160,411

S-3