Form 10-Q
period 2022-06-30
NexPoint Residential Trust, Inc.
filed 2022-08-02
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 25,647,942 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2022

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

•	the risk that the Internal Revenue Service may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers;
•	the risk that legal proceedings we become involved in from time to time could adversely affect our business;
•	the risk that acts of violence could decrease the value of our assets and have an adverse effect on our business and results of operations;

•	risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•	any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 18, 2022.

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$395,791	$375,857
Buildings and improvements	1,867,698	1,743,866
Intangible lease assets	2,603	2,576
Construction in progress	5,504	6,078
Furniture, fixtures, and equipment	137,601	120,419
Total Gross Operating Real Estate Investments	2,409,197	2,248,796
Accumulated depreciation and amortization	(332,701)	(287,096)
Total Net Real Estate Investments	2,076,496	1,961,700
Cash and cash equivalents	20,463	49,450
Restricted cash	45,755	39,246
Accounts receivable, net	11,919	4,844
Prepaid and other assets	12,087	4,701
Fair market value of interest rate swaps	75,461	3,526
TOTAL ASSETS	$2,242,181	$2,063,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,351,172	$1,276,285
Credit facility, net	333,203	278,215
Accounts payable and other accrued liabilities	16,673	12,590
Accrued real estate taxes payable	15,124	13,182
Accrued interest payable	4,001	2,491
Security deposit liability	3,119	2,945
Prepaid rents	1,772	1,775
Total Liabilities	1,725,064	1,587,483

Redeemable noncontrolling interests in the Operating Partnership	7,022	6,139

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,647,942 and 25,500,567 shares issued and outstanding, respectively	256	255
Additional paid-in capital	407,436	407,803
Accumulated earnings less dividends	28,120	59,209
Accumulated other comprehensive income	74,283	2,578
Total Stockholders' Equity	510,095	469,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,242,181	$2,063,467

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$64,152	$51,047	$123,449	$101,387
Other income	1,614	1,516	3,103	2,972
Total revenues	65,766	52,563	126,552	104,359
Expenses
Property operating expenses	16,703	11,173	30,299	22,389
Real estate taxes and insurance	9,531	8,508	18,251	17,230
Property management fees (1)	1,912	1,516	3,669	3,001
Advisory and administrative fees (2)	1,868	1,900	3,711	3,768
Corporate general and administrative expenses	3,812	2,978	7,298	5,918
Property general and administrative expenses	2,193	1,760	4,199	3,319
Depreciation and amortization	25,548	19,986	49,266	40,744
Total expenses	61,567	47,821	116,693	96,369
Operating income	4,199	4,742	9,859	7,990
Interest expense	(12,402)	(10,683)	(23,038)	(21,299)
Loss on extinguishment of debt and modification costs	—	(328)	—	(328)
Casualty gains	229	2,379	357	2,379
Miscellaneous income	147	472	328	940
Net loss	(7,827)	(3,418)	(12,494)	(10,318)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(30)	(10)	(44)	(31)
Net loss attributable to common stockholders	$(7,797)	$(3,408)	$(12,450)	$(10,287)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	17,357	(4,805)	71,936	26,537
Total comprehensive income (loss)	9,530	(8,223)	59,442	16,219
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	37	(24)	187	49
Comprehensive income (loss) attributable to common stockholders	$9,493	$(8,199)	$59,255	$16,170

Weighted average common stock outstanding - basic	25,672	25,140	25,646	25,104
Weighted average common stock outstanding - diluted	25,672	25,140	25,646	25,104

Loss per share - basic	$(0.30)	$(0.14)	$(0.49)	$(0.41)
Loss per share - diluted	$(0.30)	$(0.14)	$(0.49)	$(0.41)

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Note 10).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, March 31, 2022	—	$—	25,700,190	$257	$411,059	$44,246	$56,993	$—	$512,555
Net loss attributable to common stockholders	—	—	—	—	—	(7,797)	—	—	(7,797)
Repurchases of common stock	—	—	—	—	—	—	—	(5,136)	(5,136)
Retirement of common stock held in treasury	—	—	(69,567)	(1)	(5,135)	—	—	5,136	—
Vesting of stock-based compensation	—	—	17,319	—	1,634	—	—	—	1,634
Issuance of common stock through at-the-market offering, net of offering costs	—	—	—	—	(70)	—	—	—	(70)
Common stock dividends declared ($0.38 per share)	—	—	—	—	—	(9,974)	—	—	(9,974)
Other comprehensive income	—	—	—	—	—	—	17,290	—	17,290
Offering costs of the issuance of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	(52)	—	—	—	(52)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	1,645	—	—	1,645
Balances, June 30, 2022	—	$—	25,647,942	$256	$407,436	$28,120	$74,283	$—	$510,095

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2021	—	$—	25,500,567	$255	$407,803	$59,209	$2,578	$—	$469,845
Net loss attributable to common stockholders	—	—	—	—	—	(12,450)	—	—	(12,450)
Repurchases of common stock			—	—	—			(5,136)	(5,136)
Retirement of common stock held in treasury			(69,567)	(1)	(5,135)			5,136	—
Vesting of stock-based compensation	—	—	164,851	1	753	—	—	—	754
Issuance of common stock through at-the-market offering, net of offering costs	—	—	52,091	1	4,067	—	—	—	4,068
Common stock dividends declared ($0.76 per share)	—	—	—	—	—	(19,950)	—	—	(19,950)
Other comprehensive income	—	—	—	—	—	—	71,705	—	71,705
Offering costs of the issuance of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	(52)	—	—	—	(52)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	1,311	—	—	1,311
Balances, June 30, 2022	—	$—	25,647,942	$256	$407,436	$28,120	$74,283	—	$510,095

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Three Months ended June 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, March 31, 2021	—	$—	25,127,141	$251	$376,897	$59,451	$(13,106)	$423,493
Net loss attributable to common stockholders	—	—	—	—	—	(3,408)	—	(3,408)
Vesting of stock-based compensation	—	—	22,786	—	1,554	—	—	1,554
Issuance of common shares through at-the-market offering, net of offering costs	—	—	—	—	(86)	—	—	(86)
Common stock dividends declared ($0.34125 per share)	—	—	—	—	—	(8,782)	—	(8,782)
Other comprehensive loss	—	—	—	—	—	—	(4,791)	(4,791)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(710)	—	(710)
Balances, June 30, 2021	—	$—	25,149,927	$251	$378,365	$46,551	$(17,897)	$407,270

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Six Months ended June 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2020	—	$—	25,016,957	$250	$376,710	$75,321	$(44,354)	$407,927
Net loss attributable to common stockholders	—	—	—	—	—	(10,287)	—	(10,287)
Vesting of stock-based compensation	—	—	132,970	1	1,917	—	—	1,918
Issuance of common shares through at-the-market offering, net of offering costs	—	—	—	—	(262)	—	—	(262)
Common stock dividends declared ($0.6825 per share)	—	—	—	—	—	(17,558)	—	(17,558)
Other comprehensive income	—	—	—	—	—	—	26,457	26,457
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(925)	—	(925)
Balances, June 30, 2021	—	$—	25,149,927	$251	$378,365	$46,551	$(17,897)	$407,270

See Notes to Consolidated Financial Statements

[NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS]

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,494)	$(10,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,266	40,744
Amortization/write-off of deferred financing costs	1,298	1,401
Change in fair value on derivative instruments included in interest expense	3,266	7,421
Net cash paid on derivative settlements	(6,630)	(7,356)
Amortization/write-off of fair market value adjustment of assumed debt	(101)	(155)
Provision for bad debts, net	3,163	1,641
Vesting of stock-based compensation	3,867	3,406
Insurance proceeds received for business interruption	130	257
Casualty gains (loss)	2,505	(3,755)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(7,576)	(3,599)
Operating liabilities	1,991	1,263
Net cash provided by operating activities	38,685	30,950

Cash flows from investing activities
Insurance premiums paid for casualty losses	(1,819)	(1,591)
Insurance proceeds received from casualty losses	333	5,256
Additions to real estate investments	(22,890)	(21,394)
Acquisitions of real estate investments	(141,038)	(122,035)
Net cash used in investing activities	(165,414)	(139,764)

Cash flows from financing activities
Mortgage proceeds received	78,272	66,825
Mortgage payments	(743)	(389)
Credit facilities proceeds received	55,000	250,000
Credit facilities payments	—	(183,000)
Deferred financing costs paid	(3,851)	(1,999)
Interest rate cap fees paid	(10)	(108)
Proceeds from the issuance of common stock through at-the-market offering, net of offering costs	4,069	(262)
Payments for taxes related to net share settlement of stock-based compensation	(3,113)	(1,489)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(36)	—
Repurchase of common stock	(5,137)	—
Dividends paid to common stockholders	(20,200)	(17,552)
Net cash provided by financing activities	104,251	112,026

Net increase (decrease) in cash, cash equivalents and restricted cash	(22,478)	3,212
Cash, cash equivalents and restricted cash, beginning of period	88,696	57,015
Cash, cash equivalents and restricted cash, end of period	$66,218	$60,227

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$17,066	$13,497
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	2,444	—
Capitalized construction costs included in accounts payable and other accrued liabilities	4,824	2,546
Change in fair value on derivative instruments designated as hedges	71,936	26,537
Other assets acquired from acquisitions	168	96
Liabilities assumed from acquisitions	116	97
Increase (decrease) in dividends payable upon vesting of restricted stock units	(250)	6
Write-off of assets due to casualty losses	4,317	2,028
Write-off of fully amortized in-place leases	2,576	1,675
Write-off of deferred financing costs	—	328

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2022, there were 26,050,945 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 99,791, or 0.4%, were owned by noncontrolling limited partners (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 18, 2022.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of June 30, 2022, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2022, there are no properties held for sale.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the six months ended June 30, 2022 and 2021.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2022, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2022. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

As of June 30, 2022, the Company, through the OP and the wholly owned TRS, owned 41 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of June 30, 2022 and December 31, 2021:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	June 30, 2022	December 31, 2021
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback		Phoenix, Arizona	2016	100%	100%
Old Farm		Houston, Texas	2016	100%	100%
Stone Creek at Old Farm		Houston, Texas	2016	100%	100%
Hollister Place		Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments		Las Vegas, Nevada	2019	100%	100%
Bloom		Las Vegas, Nevada	2019	100%	100%
Bella Solara		Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman	(1)	Charlotte, North Carolina	2021	100%	100%
Creekside at Matthews	(1)	Charlotte, North Carolina	2021	100%	100%
Six Forks Station		Raleigh, North Carolina	2021	100%	100%
High House at Cary		Cary, North Carolina	2021	100%	100%
The Adair		Sandy Springs, Georgia	2022	100%	—	(2)
Estates on Maryland		Phoenix, Arizona	2022	100%	—	(2)

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

(2)	Properties were acquired in 2022; therefore, no ownership as of December 31, 2021.

4. Real Estate Investments Statistics

As of June 30, 2022, the Company was invested in a total of 41 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit (1) as of			% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
Arbors on Forest Ridge	155	210	1/31/2014	$1,109	$1,021		96.7%	96.2%
Cutter's Point	198	196	1/31/2014	1,278	1,219		94.4%	95.4%
Silverbrook	526	642	1/31/2014	1,122	1,043		92.2%	94.1%
The Summit at Sabal Park	205	252	8/20/2014	1,340	1,198		94.8%	96.0%
Courtney Cove	225	324	8/20/2014	1,263	1,132		95.1%	93.8%
Radbourne Lake	247	225	9/30/2014	1,331	1,227		92.9%	94.2%
Timber Creek	248	352	9/30/2014	1,138	1,032		96.7%	96.1%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,569	1,377		96.3%	97.8%
Cornerstone	318	430	1/15/2015	1,306	1,152		96.7%	95.6%
The Preserve at Terrell Mill	692	752	2/6/2015	1,234	1,156		93.7%	90.9%
Versailles	301	388	2/26/2015	1,189	1,024		92.3%	96.4%
Seasons 704 Apartments	217	222	4/15/2015	1,619	1,410		95.5%	96.8%
Madera Point	193	256	8/5/2015	1,298	1,140		93.4%	94.5%
Venue at 8651	289	333	10/30/2015	1,068	1,006		95.1%	94.5%
Parc500	266	217	7/27/2016	1,694	1,543		98.1%	96.3%
The Venue on Camelback	256	415	10/11/2016	1,026	915		92.0%	92.3%
Old Farm	697	734	12/29/2016	1,271	1,207		93.6%	93.9%
Stone Creek at Old Farm	186	190	12/29/2016	1,283	1,248		98.4%	96.8%
Hollister Place	246	260	2/1/2017	1,144	1,065		96.9%	92.5%
Rockledge Apartments	802	708	6/30/2017	1,506	1,408		94.8%	93.9%
Atera Apartments	334	380	10/25/2017	1,434	1,310		95.8%	93.9%
Crestmont Reserve	199	242	9/26/2018	1,125	985		92.6%	95.5%
Brandywine I & II	414	632	9/26/2018	1,141	1,031		97.2%	95.6%
Bella Vista	243	248	1/28/2019	1,673	1,515		90.7%	96.0%
The Enclave	194	204	1/28/2019	1,706	1,507		92.2%	96.6%
The Heritage	199	204	1/28/2019	1,598	1,432		93.1%	95.6%
Summers Landing	139	196	6/7/2019	1,116	1,033		94.4%	93.9%
Residences at Glenview Reserve	344	360	7/17/2019	1,172	1,074		96.1%	95.6%
Residences at West Place	345	342	7/17/2019	1,486	1,345		93.3%	93.0%
Avant at Pembroke Pines	1,442	1,520	8/30/2019	1,896	1,695		95.8%	93.9%
Arbors of Brentwood	325	346	9/10/2019	1,405	1,284		96.4%	95.1%
Torreyana Apartments	309	316	11/22/2019	1,475	1,365		95.3%	93.7%
Bloom	498	528	11/22/2019	1,330	1,238		90.3%	89.2%
Bella Solara	271	320	11/22/2019	1,401	1,309		90.9%	91.3%
Fairways at San Marcos	340	352	11/2/2020	1,571	1,425		93.5%	96.3%
The Verandas at Lake Norman	241	264	6/30/2021	1,277	1,215		95.1%	93.2%
Creekside at Matthews	263	240	6/30/2021	1,408	1,350		95.8%	94.2%
Six Forks Station	360	323	9/10/2021	1,302	1,228		93.7%	95.4%
High House at Cary	293	302	12/7/2021	1,448	1,361		93.4%	94.7%
The Adair	328	232	4/1/2022	1,767	—	(4)	96.1%	—	(4)
Estates on Maryland	324	330	4/1/2022	1,366	—	(4)	93.6%	—	(4)
	14,043	15,387

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2022 and December 31, 2021, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2022 and December 31, 2021, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2022 and December 31, 2021, divided by the total number of units, expressed as a percentage.
(3)	Includes 73 down units due to casualty events as of June 30, 2022 (see Note 5).
(4)	Properties were acquired in 2022.

5. Real Estate Investments

As of June 30, 2022, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,767	$—	$1	$1,905	$16,003
Cutter's Point	3,330	13,133	—	(19)	7,437	23,881
Silverbrook	4,860	25,729	—	214	5,833	36,636
The Summit at Sabal Park	5,770	13,891	—	—	2,101	21,762
Courtney Cove	5,880	14,543	—	17	2,647	23,087
Radbourne Lake	2,440	22,949	—	7	2,832	28,228
Timber Creek	11,260	13,443	—	1,348	4,114	30,165
Sabal Palm at Lake Buena Vista	7,580	42,478	—	—	3,001	53,059
Cornerstone	1,500	30,917	—	21	3,925	36,363
The Preserve at Terrell Mill	10,170	53,180	—	53	9,814	73,217
Versailles	6,720	21,971	—	—	4,282	32,973
Seasons 704 Apartments	7,480	14,797	—	3	2,610	24,890
Madera Point	4,920	18,260	—	—	2,844	26,024
Venue at 8651	2,350	17,649	—	393	3,988	24,380
Parc500	3,860	21,066	—	4	4,411	29,341
The Venue on Camelback	8,340	38,744	—	—	3,564	50,648
Old Farm	11,078	71,122	—	153	4,252	86,605
Stone Creek at Old Farm	3,493	19,742	—	2	982	24,219
Hollister Place	2,782	22,015	—	80	2,859	27,736
Rockledge Apartments	17,451	97,518	—	497	6,910	122,376
Atera Apartments	22,371	38,767	—	30	2,659	63,827
Crestmont Reserve	4,124	21,082	—	6	1,669	26,881
Brandywine I & II	6,237	73,790	—	—	5,879	85,906
Bella Vista	10,942	37,375	—	14	2,995	51,326
The Enclave	11,046	30,547	—	2	2,711	44,306
The Heritage	6,835	35,169	—	14	2,810	44,828
Summers Landing	1,798	18,494	—	1	870	21,163
Residences at Glenview Reserve	3,367	42,489	—	—	3,033	48,889
Residences at West Place	3,345	52,500	—	6	2,201	58,052
Avant at Pembroke Pines	48,435	277,392	—	1,835	13,183	340,845
Arbors of Brentwood	6,346	54,100	—	3	2,569	63,018
Torreyana Apartments	23,824	43,805	—	—	1,709	69,338
Bloom	23,805	82,673	—	143	3,363	109,984
Bella Solara	12,605	53,504	—	21	2,328	68,458
Fairways at San Marcos	10,993	72,925	—	—	2,627	86,545
The Verandas at Lake Norman	9,510	52,904	—	115	1,061	63,590
Creekside at Matthews	11,515	45,608	—	132	1,355	58,610
Six Forks Station	11,357	62,136	—	183	1,552	75,228
High House at Cary	23,809	67,741	—	51	1,093	92,694
The Adair	8,361	55,519	1,182	173	797	66,032
Estates on Maryland	11,573	64,263	1,421	1	826	78,084
	395,792	1,867,697	2,603	5,504	137,601	2,409,197
Accumulated depreciation and amortization	—	(234,392)	(1,301)	—	(97,008)	(332,701)
Total Operating Properties	$395,792	$1,633,305	$1,302	$5,504	$40,593	$2,076,496

As of December 31, 2021, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,755	$—	$—	$1,821	$15,906
Cutter's Point	3,330	13,091	—	—	7,379	23,800
Silverbrook	4,860	27,495	—	—	5,566	37,921
The Summit at Sabal Park	5,770	13,882	—	—	1,978	21,630
Courtney Cove	5,880	14,350	—	—	2,444	22,674
Radbourne Lake	2,440	22,744	—	64	2,455	27,703
Timber Creek	11,260	13,310	—	239	3,827	28,636
Sabal Palm at Lake Buena Vista	7,580	42,456	—	2	2,758	52,796
Cornerstone	1,500	30,901	—	21	3,722	36,144
The Preserve at Terrell Mill	10,170	53,080	—	—	8,997	72,247
Versailles	6,720	21,887	—	—	4,075	32,682
Seasons 704 Apartments	7,480	14,644	—	—	2,078	24,202
Madera Point	4,920	18,090	—	48	2,612	25,670
Venue at 8651	2,350	17,495	—	334	3,843	24,022
Parc500	3,860	21,172	—	—	4,147	29,179
The Venue on Camelback	8,340	38,328	—	306	3,248	50,222
Old Farm	11,078	70,993	—	99	3,902	86,072
Stone Creek at Old Farm	3,493	19,714	—	2	899	24,108
Hollister Place	2,782	21,196	—	1,308	2,739	28,025
Rockledge Apartments	17,451	97,374	—	—	5,968	120,793
Atera Apartments	22,371	36,857	—	1,824	2,384	63,436
Crestmont Reserve	4,124	21,067	—	—	1,515	26,706
Brandywine I & II	6,237	73,737	—	—	5,160	85,134
Bella Vista	10,942	37,193	—	51	2,687	50,873
The Enclave	11,046	30,469	—	11	2,403	43,929
The Heritage	6,835	35,011	—	68	2,386	44,300
Summers Landing	1,798	18,433	—	1	790	21,022
Residences at Glenview Reserve	3,367	42,306	—	—	2,366	48,039
Residences at West Place	3,345	52,310	—	—	1,591	57,246
Avant at Pembroke Pines	48,434	275,968	—	1,414	11,611	337,427
Arbors of Brentwood	6,346	56,040	—	—	2,235	64,621
Torreyana Apartments	23,824	43,700	—	25	1,371	68,920
Bloom	23,805	82,545	—	16	2,697	109,063
Bella Solara	12,605	53,415	—	24	1,854	67,898
Fairways at San Marcos	10,993	72,920	—	2	1,989	85,904
The Verandas at Lake Norman	9,510	52,884	—	6	650	63,050
Creekside at Matthews	11,515	45,271	—	18	756	57,560
Six Forks Station	11,357	62,129	1,200	195	748	75,629
High House at Cary	23,809	67,654	1,376	—	768	93,607
	375,857	1,743,866	2,576	6,078	120,419	2,248,796
Accumulated depreciation and amortization	—	(203,125)	(1,029)	—	(82,942)	(287,096)
Total Operating Properties	$375,857	$1,540,741	$1,547	$6,078	$37,477	$1,961,700

Depreciation expense was $23.8 million and $19.7 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $46.4 million and $39.6 million for the six months ended June 30, 2022 and 2021, respectively.

Amortization expense related to the Company’s intangible lease assets was $1.8 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to the Company’s intangible lease assets was $2.8 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through June 30, 2022 is expected to be $1.3 million for the remainder of the year ended December 31, 2022. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2021 has been fully amortized and the assets and related accumulated amortization have been written off as of June 30, 2022.

Acquisitions

The Company acquired two properties during the six months ended June 30, 2022, as detailed in the table below (dollars in thousands). The Company acquired two properties during the six months ended June 30, 2021 for $121.5 million. The Company entered into new debt agreements for the properties acquired during the six months ended June 30, 2022 and 2021.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt	# Units	Effective Ownership
The Adair	Sandy Springs, Georgia	April 1, 2022	$65,500	$35,115	232	100%
Estates on Maryland	Phoenix, Arizona	April 1, 2022	77,900	43,157	330	100%
			$143,400	$78,272	562

Dispositions

There were no dispositions of real estate during the six months ended June 30, 2022 and 2021.

Casualty Losses

As of June 30, 2022, nine of the Company’s properties, Silverbrook, Venue at 8651, Bloom, Arbors of Brentwood, Parc500, Timber Creek, Hollister Place, The Preserve at Terrell Mill and Six Forks, suffered significant property damages as a result of fires and flooding. As of June 30, 2022, 73 units were excluded from the Portfolio’s total unit count and 67 units were excluded from all same store pools due to reconstruction. Business interruption proceeds for lost rent are included in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income (loss) in relation to these events.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2022 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		3.47%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		3.47%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		3.47%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		3.41%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		3.41%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		3.41%	7/1/2024
Versailles	(3)	Floating	84	23,880		3.41%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		3.41%	7/1/2024
Madera Point	(3)	Floating	84	15,150		3.41%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		3.57%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		3.47%	7/1/2024
Old Farm	(3)	Floating	84	52,886		3.47%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		3.47%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		3.05%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		3.08%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		3.09%	9/1/2025
Cornerstone	(4)	Fixed	120	20,545		4.24%	3/1/2023
Parc500	(5)	Fixed	120	14,517		4.49%	8/1/2025
Hollister Place	(3)	Floating	84	14,811		3.13%	10/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		3.36%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		3.27%	11/1/2024
Crestmont Reserve	(3)	Floating	84	12,061		2.97%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		2.97%	10/1/2025
Bella Vista	(3)	Floating	84	29,040		3.11%	2/1/2026
The Enclave	(3)	Floating	84	25,322		3.11%	2/1/2026
The Heritage	(3)	Floating	84	24,625		3.11%	2/1/2026
Summers Landing	(6)	Floating	84	10,109		2.97%	10/1/2025
Residences at Glenview Reserve	(7)	Floating	84	26,108		3.23%	10/1/2025
Residences at West Place	(7)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,100		3.22%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		3.22%	10/1/2026
Torreyana Apartments	(3)	Floating	84	37,400		3.49%	12/1/2026
Bloom	(3)	Floating	84	58,850		3.49%	12/1/2026
Bella Solara	(3)	Floating	84	36,575		3.49%	12/1/2026
Fairways at San Marcos	(3)	Floating	84	46,464		3.22%	12/1/2027
The Verandas at Lake Norman	(8)	Floating	84	34,925		2.94%	7/1/2028
Creekside at Matthews	(8)	Floating	84	31,900		2.94%	7/1/2028
Six Forks Station	(9)	Floating	120	41,180		2.80%	10/1/2031
High House at Cary	(8)	Floating	84	46,625		3.10%	1/1/2029
The Adair	(3)	Floating	84	35,115		3.06%	4/1/2029
Estates on Maryland	(3)	Floating	84	43,157		3.06%	4/1/2029
				$1,358,675
Fair market value adjustment				958	(10)
Deferred financing costs, net of accumulated amortization of $5,943				(8,461)
				$1,351,172

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. Reference rates used in our portfolio include one-month LIBOR and 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of June 30, 2022, one-month LIBOR was 1.79% and SOFR was 1.09%.

(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par starting on September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par starting on September 1, 2022 until maturity. As of June 30, 2022, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

The weighted average interest rate of the Company’s mortgage indebtedness was 3.29% as of June 30, 2022 and 1.81% as of December 31, 2021. The increase between the periods is primarily related to a increase in one-month LIBOR of approximately 169 basis points to 1.79% as of June 30, 2022 from 0.10125% as of December 31, 2021. As of June 30, 2022, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 2.67%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.1245% for one-month LIBOR on its combined $1.3 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.3 billion of the Company’s floating rate mortgage debt (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2022, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of June 30, 2022 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	36	$335,000	3.94%	6/30/2024
Deferred financing costs, net of accumulated amortization of $685			(1,797)
			$333,203

(1)	Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of June 30, 2022 was 1.60%.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit facility, dated as of June 30, 2021 (as modified, amended and supplemented, the “Corporate Credit Facility”). As of June 30, 2022, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit

Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of June 30, 2022, there was $335.0 million in aggregate principal outstanding under the Corporate Credit Facility.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. For the three months ended June 30, 2022 and 2021, amortization of deferred financing costs of approximately $0.7 million and $0.5 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2022 and 2021, amortization of deferred financing costs of approximately $1.3 million and $1.1 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. For the six months ended June 30, 2022 and 2021, the Company wrote-off deferred financing costs of approximately $0.0 million and $0.3 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss).

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2022 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2022	$650	$—	$650
2023	21,003	—	21,003
2024	394,952	335,000	729,952
2025	205,738	—	205,738
2026	423,149	—	423,149
Thereafter	313,183	—	313,183
Total	$1,358,675	$335,000	$1,693,675

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the six months ended June 30, 2022 and 2021, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $537.1 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.66% as of June 30, 2022.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into nine interest rate swap transactions with KeyBank National Association (“KeyBank”) and four with Truist Bank with a combined notional amount of $1.3 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate with respect to that amount with a weighted average fixed rate of 1.1245%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of June 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			$1,267,500	1.1245%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2022, one-month LIBOR was 1.79%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of June 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2022, one-month LIBOR was 1.79%.

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

As of June 30, 2022 and 2021, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of June 30,	Number of Instruments	Notional Amount
2022	17	$537,118
2021	15	$346,542

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$75,461	$11,045	$—	$7,519

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	2,374	263	—	—
Total		$77,835	$11,308	$—	$7,519

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2022	2021	OCI into income	2022	2021
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate products	$16,291	$(8,551)	Interest expense	$(1,066)	$(3,746)
For the six months ended June 30,
Interest rate products	$67,308	$19,128	Interest expense	$(4,628)	$(7,409)

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2022	2021
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate products	Interest expense	$(181)	$55
For the six months ended June 30,
Interest rate products	Interest expense	$(1,365)	$43

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

Financial Instruments Not Carried at Fair Value

At June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value and estimated fair value of our debt at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$68,879	$67,454	$69,285	$71,141
Floating rate debt (1)	$1,624,796	$1,597,759	$1,491,861	$1,525,298

(1)	Includes balances outstanding under our Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the six months ended June 30, 2022, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2022, the Company issued 164,851 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 52,091 shares pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of June 30, 2022, the Company had 25,647,942 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023.  The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the six months ended June 30, 2022, the Company repurchased 69,567 shares of its common stock for approximately $5.1 million, or $73.82 per share. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. Since the inception of the Share Repurchase Program through June 30, 2022, the Company has repurchased 2,451,722 shares of its common stock, par value $0.01 per share, at a total cost of approximately $66.4 million, or $27.07 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the six months ended June 30, 2022 and 2021, the Company retired 69,567 and zero shares of its common stock held in treasury. As of June 30, 2022, the Company did not have any shares of common stock held in treasury.

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

Restricted Stock Units

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 18, 2021, pursuant to the 2016 LTIP, the Company granted 204,663 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 17, 2022, pursuant to the 2016 LTIP, the Company granted 142,159 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2022:

	2022
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	589,283		$39.17
Granted	142,159		83.88
Vested	(202,519)	(1)	35.34
Outstanding June 30,	528,923		$52.66

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 164,851 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to June 30, 2022:

	Shares Vesting
	February	May	Total
2023	139,095	22,019	161,114
2024	132,699	22,017	154,716
2025	97,811	22,017	119,828
2026	66,114	—	66,114
2027	27,151	—	27,151
Total	462,870	66,053	528,923

As of June 30, 2022, the Company had issued 857,107 shares of common stock under the 2016 LTIP. For the three months ended June 30, 2022 and 2021, the Company recognized approximately $2.0 million and $1.8 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the six months ended June 30, 2022 and 2021, the Company recognized approximately $3.9 million and $3.4 million, respectively, of equity-based compensation expense related to grants of restricted stock units.  As of June 30, 2022, the Company had recognized a liability of approximately $1.3 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the six months ended June 30, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program. The Company paid approximately $0.1 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.2 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,253,360
Net proceeds	60,122,942
Average price per share, net	$53.64

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Numerator for loss per share:
Net loss		$(7,827)	$(3,418)	$(12,494)	$(10,318)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership		(30)	(10)	(44)	(31)
Net loss attributable to common stockholders		$(7,797)	$(3,408)	$(12,450)	$(10,287)

Denominator for loss per share:
Weighted average common shares outstanding		25,672	25,140	25,646	25,104
Denominator for basic loss per share		25,672	25,140	25,646	25,104
Weighted average unvested restricted stock units		539	613	556	596
Denominator for diluted earnings per share	(1)	25,672	25,140	25,646	25,104

Loss per weighted average common share:
Basic		$(0.30)	$(0.14)	$(0.49)	$(0.41)
Diluted		$(0.30)	$(0.14)	$(0.49)	$(0.41)

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

On April 1, 2022, the Company acquired The Adair and Estates on Maryland, from investors in a Delaware Statutory Trust managed by an entity affiliated with the Adviser, for total consideration of $143.4 million (the “Purchase Price”). The Purchase Price consisted of 26,558 OP Units (valued at $2.6 million) that were issued on April 1, 2022 and approximately $71.1 million in cash. The fair value of the OP Units was determined based on the April 1, 2022 share price of NXRT as the OP units are convertible to common stock on a one to one basis.

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2022 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2021	$6,139
Net loss attributable to redeemable noncontrolling interests in the OP	(44)
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	231
Contributions from redeemable noncontrolling interests in the OP	(562)
Distributions to redeemable noncontrolling interests in the OP	125
Issuance of operating partnership units for purchase of noncontrolling interests	2,444
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(1,311)
Redeemable noncontrolling interests in the OP, June 30, 2022	$7,022

Noncontrolling Interests

Noncontrolling interests have in the past and may in the future be comprised of joint venture partners’ interests in joint ventures the Company consolidates. When applicable, the Company reports its joint venture partners’ interests in its consolidated joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss, equity contributions, return of capital, and distributions. The adjustment to reflect redemption value of redeemable noncontrolling interests in the OP records the OP Units at the greater of their carrying value or their redemption value using the Company’s stock price at each balance sheet date. Generally, these noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2022 and 2021 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Fees incurred
Property management fees	(1)	$1,904	$1,510	$3,654	$2,989
Construction supervision fees	(2)	440	302	765	556
Design fees	(2)	47	24	47	78
Acquisition fees	(3)	231	275	231	275
Aerwave fees	(4)	221	—	346	—

Reimbursements
Payroll and benefits	(4)	5,640	4,819	10,804	9,057
Other reimbursements	(5)	1,134	857	2,161	1,682

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2022 and 2021, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended June 30, 2022 and 2021, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. For the three months ended June 30, 2022 and 2021, the Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.2 million and $4.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred advisory and administrative fees of $3.7 million and $3.8 million, respectively. For the six months ended June 30, 2022 and 2021, the Adviser elected to voluntarily waive the advisory and administrative fees of $10.1 million and $8.1 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the six months ended June 30, 2022 and 2021, the Company paid approximately $0.1 million and $0.0 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital, Inc. (“NexBank”), an affiliate of the Adviser through common beneficial ownership.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest. As of June 30, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the six months ended June 30, 2022, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive loss.  Additionally, on July 30, 2021, we entered into agreements with NLMF Leaseco, LLC, which is controlled by Matt McGraner, one of our officers. We expect that these actions will provide faster, more reliable and lower cost internet to our residents.

On April 1, 2022, the Company acquired The Adair and Estates on Maryland, from investors in a Delaware Statutory Trust managed by an entity affiliated with the Adviser, for total consideration of $143.4 million (the “Purchase Price”). The Purchase Price consisted of 26,558 OP Units (valued at $2.6 million) that were issued on April 1, 2022 and approximately $71.1 million in cash. The fair value of the OP Units was determined based on the April 1, 2022 share price of NXRT as the OP units are convertible to common stock on a one to one basis.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of June 30, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2022, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

On March 1, 2022, the Adviser entered into a new policy resulting in a new aggregate amount of $2,497,500 (the “2022 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2021 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated.  For the period from March 1, 2022 to June 30, 2022, the Company incurred claims at Six Forks Station, Parc500, Hollister Place and Arbors of Brentwood totaling approximately $2.1 million.

13. Subsequent Events

Dividends Declared

On July 25, 2022, the Company’s Board approved a quarterly dividend of $0.38 per share, payable on September 30, 2022 to stockholders of record on September 15, 2022.

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

Overview

As of June 30, 2022, our Portfolio consisted of 41 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 15,387 units of apartment space that was approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,387. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of June 30, 2022, there were 26,050,945 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 99,791, or 0.4%, owned by unaffiliated limited partners (see Note 10 to our consolidated financial statements).

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the six months ended June 30, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program. The Company paid approximately $0.1 million in fees to the ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.2 million, both of which were netted against the gross proceeds and recorded in additional paid in capital (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2022 and 2021.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The three months ended June 30, 2022 as compared to the three months ended June 30, 2021

The following table sets forth a summary of our operating results for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change
Total revenues	$65,766	$52,563	$13,203
Total expenses	(61,567)	(47,821)	(13,746)
Operating income	4,199	4,742	(543)
Interest expense	(12,402)	(10,683)	(1,719)
Casualty gains	229	2,379	(2,150)
Miscellaneous income	147	472	(325)
Loss on extinguishment of debt and modification costs	—	(328)	328
Net loss	(7,827)	(3,418)	(4,409)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(30)	(10)	(20)
Net loss attributable to common stockholders	$(7,797)	$(3,408)	$(4,389)

The change in our net loss for the three months ended June 30, 2022 as compared to our net loss for the three months ended June 30, 2021 primarily relates to a decrease in casualty gains and increases in operating expenses and interest expense, partially offset by an increase in total revenues.

Revenues

Rental income. Rental income was $64.2 million for the three months ended June 30, 2022 compared to $51.0 million for the three months ended June 30, 2021, which was an increase of approximately $13.2 million. The increase between the periods was primarily due to a 23.6% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,387 as of June 30, 2022 from $1,122 as of June 30, 2021. The increase in effective rent was primarily driven by the value-add program that we have implemented, organic growth in rents, and our acquisition activity in 2022 and 2021 and the timing of the transactions.

Other income. Other income was $1.6 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in non-refundable fees of approximately $0.1 million.

Expenses

Property operating expenses. Property operating expenses was $16.7 million for the three months ended June 30, 2022 compared to $11.2 million for the three months ended June 30, 2021, which was an increase of approximately $5.5 million. The increase between periods was primarily due to a $3.0 million increase in casualty losses and a $0.3 million increase in water and sewage expense.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.5 million for the three months ended June 30, 2022 compared to $8.5 million for the three months ended June 30, 2021, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The increase between the periods was also due to a $0.5 million, or 6.2%, increase in property taxes and a $0.3 million, or 26.3%, increase in property insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.9 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021 which was an increase of $0.4 million. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $1.9 million for the three months ended June 30, 2022 compared to $1.9 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.2 million and $4.1 million. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.8 million for the three months ended June 30, 2022 compared to $3.0 million for the three months ended June 30, 2021, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to increases of $0.2 million in stock compensation expense and a $0.2 million increase in other professional fees.

Property general and administrative expenses. Property general and administrative expenses were $2.2 million for the three months ended June 30, 2022 compared to $1.8 million for the three months ended June 30, 2021, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to a $0.2 million increase in professional fees and a $0.1 million increase in eviction fees.

Depreciation and amortization. Depreciation and amortization costs were $25.5 million for the three months ended June 30, 2022 compared to $20.0 million for the three months ended June 30, 2021, which was an increase of approximately $5.5 million.  The increase between the periods was primarily due to an increase of $1.5 million in amortization of intangible lease assets and an increase in depreciation expense of approximately $4.1 million, which was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $12.4 million for the three months ended June 30, 2022 compared to $10.7 million for the three months ended June 30, 2021, which was an increase of approximately $1.7 million. The increase between the periods was primarily due to an increase in interest on debt of approximately $4.4 million, partially offset by a decrease in interest rate swap expense of approximately $2.7 million. The following table details the various costs included in interest expense for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change
Interest on debt	$10,786	$6,388	$4,398
Amortization of deferred financing costs	734	495	239
Interest rate swap expense	1,066	3,745	(2,679)
Interest rate caps expense	(184)	55	(239)
Total	$12,402	$10,683	$1,719

The six months ended June 30, 2022 as compared to the six months ended June 30, 2021

The following table sets forth a summary of our operating results for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change
Total revenues	$126,552	$104,359	$22,193
Total expenses	(116,693)	(96,369)	(20,324)
Operating income	9,859	7,990	1,869
Interest expense	(23,038)	(21,299)	(1,739)
Casualty gains	357	2,379	(2,022)
Miscellaneous income	328	940	(612)
Loss on extinguishment of debt and modification costs	—	(328)	328
Net loss	(12,494)	(10,318)	(2,176)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(44)	(31)	(13)
Net loss attributable to common stockholders	$(12,450)	$(10,287)	$(2,163)

The change in our net loss for the six months ended June 30, 2022 as compared to the net loss for the six months ended June 30, 2021 primarily relates to a decrease in casualty gains and increases in operating expenses and interest expense, partially offset by an increase in total revenues.

Revenues

Rental income. Rental income was $123.4 million for the six months ended June 30, 2022 compared to $101.4 million for the six months ended June 30, 2021, which was an increase of approximately $22.0 million. The increase between the periods was primarily due to a 23.6% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,387 as of June 30, 2022 from $1,122 as of June 30, 2021. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $3.1 million for the six months ended June 30, 2022 compared to $3.0 million for the six months ended June 30, 2021, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to a $0.3 million increase in internet and tech income.

Expenses

Property operating expenses. Property operating expenses were $30.3 million for the six months ended June 30, 2022 compared to $22.4 million for the six months ended June 30, 2021, which was an increase of approximately $7.9 million. The increase between the periods was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The increase between the periods was also due to a $4.0 million increase in casualty losses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $18.3 million for the six months ended June 30, 2022 compared to $17.2 million for the six months ended June 30, 2021, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to a $0.7 million, or 4.6%, increase in property taxes and a $0.4 million, or 23.0%, increase in property insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $3.7 million for the six months ended June 30, 2022 and $3.0 million for the six months ended June 30, 2021. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $3.7 million for the six months ended June 30, 2022 and $3.8 million for the six months ended June 30, 2021 which was a decrease of approximately $0.1 million. For the six months ended June 30, 2022 and 2021, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $10.1 million and $8.1 million. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $7.3 million for the six months ended June 30, 2022 compared to $5.9 million for the six months ended June 30, 2021, which was an increase of approximately $1.4 million. The increase was primarily due to increases in other professional fees of $0.2 million and stock compensation expense of $0.5 million.

Property general and administrative expenses. Property general and administrative expenses were $4.2 million for the six months ended June 30, 2022 compared to $3.3 million for the six months ended June 30, 2021, which was an increase of approximately $0.9 million. The increase was primarily due to an increase in professional fees of $0.4 million.

Depreciation and amortization. Depreciation and amortization costs were $49.3 million for the six months ended June 30, 2022 compared to $40.7 million for the six months ended June 30, 2021, which was an increase of approximately $8.6 million. The increase between the periods was primarily due a decrease in amortization of intangible lease assets of $1.7 million, partially offset by an increase of $6.8 million in depreciation expense, which was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $23.0 million for the six months ended June 30, 2022 compared to $21.3 million for the six months ended June 30, 2021, which was an increase of approximately $1.7 million. The increase between the periods was primarily due an increase in interest on debt of $5.7 million, partially offset by decreases in interest rate swap expense of approximately $2.8 million. The following table details the various costs included in interest expense for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change
Interest on debt	$18,475	$12,791	$5,684
Amortization of deferred financing costs	1,299	1,056	243
Interest rate swap expense	4,628	7,409	(2,781)
Interest rate caps expense	(1,364)	43	(1,407)
Total	$23,038	$21,299	$1,739

Loss on extinguishment of debt and modification costs.  There were no loss on extinguishment of debt and modification costs for the six months ended June 30, 2022 compared to a $0.3 million loss for the six months ended June 30, 2021, which was a decrease of approximately $0.3 million. The decrease between the periods was due to a decrease in write-off of deferred financing costs of approximately $0.3 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change
Prepayment penalties and defeasance costs	$—	$—	$—
Write-off of deferred financing costs	—	328	(328)
Debt modification and other extinguishment costs	—	—	—
Total	$—	$328	$(328)

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (6) casualty-related expenses/(recoveries) and casualty gains (losses), and (7) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses, pandemic expense, and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries, casualty gains and losses, and losses of extinguished debt and modification costs are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties and pandemic expenses are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2022 and 2021

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and six months ended June 30, 2022 and 2021 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Net loss		$(7,827)	$(3,418)	$(12,494)	$(10,318)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		1,868	1,900	3,711	3,768
Corporate general and administrative expenses		3,812	2,978	7,298	5,918
Casualty-related expenses/(recoveries)	(1)	2,592	(435)	3,642	(392)
Casualty gain		(229)	(2,379)	(357)	(2,379)
Pandemic expense		—	12	—	35
Property general and administrative expenses	(2)	680	572	1,307	948
Depreciation and amortization		25,548	19,986	49,266	40,744
Interest expense		12,402	10,683	23,038	21,299
Loss on extinguishment of debt and modification costs		—	328	—	328
NOI		$38,846	$30,227	$75,411	$59,951
Less Non-Same Store
Revenues		(8,053)	(2,008)	(13,335)	(3,926)
Operating expenses		2,920	1,029	4,795	2,060
Operating income		(11)	(305)	(14)	(645)
Same Store NOI		$33,702	$28,943	$66,857	$57,440

(1)	Adjustment to net loss to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)

Adjustment to net loss to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

Net Operating Income for Our Q2 Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2022 and 2021

There are 34 properties encompassing 13,433 units of apartment space in our same store pool for the three months ended June 30, 2022 and 2021 (our “Q2 Same Store” properties). Our Q2 Same Store properties exclude the following seven properties in our Portfolio as of June 30, 2022: Cutter’s Point, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, High House at Cary, The Adair and Estates on Maryland as well as the 67 units that are currently down (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2022 and 2021 for our Q2 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Same Store
Rental income	$56,206	$49,086	$7,120	14.5%
Other income	1,507	1,469	38	2.6%
Same Store revenues	57,713	50,555	7,158	14.2%
Non-Same Store
Rental income	7,946	1,961	5,985	N/M
Other income	107	47	60	N/M
Non-Same Store revenues	8,053	2,008	6,045	N/M
Total revenues	65,766	52,563	13,203	25.1%

Operating expenses
Same Store
Property operating expenses (1)	12,583	11,013	1,570	14.3%
Real estate taxes and insurance	8,566	8,191	375	4.6%
Property management fees (2)	1,683	1,453	230	15.8%
Property general and administrative expenses (3)	1,315	1,122	193	17.2%
Same Store operating expenses	24,147	21,779	2,368	10.9%
Non-Same Store
Property operating expenses (4)	1,528	583	945	N/M
Real estate taxes and insurance	965	317	648	N/M
Property management fees (2)	229	63	166	N/M
Property general and administrative expenses (5)	198	66	132	N/M
Non-Same Store operating expenses	2,920	1,029	1,891	N/M
Total operating expenses	27,067	22,808	4,259	18.7%

Operating income
Same Store
Miscellaneous income	136	167	(31)	-18.6%
Non-Same Store
Miscellaneous income	11	305	(294)	N/M
Total operating income	147	472	(325)	-68.9%

NOI
Same Store	33,702	28,943	4,759	16.4%
Non-Same Store	5,144	1,284	3,860	300.6%
Total NOI	$38,846	$30,227	$8,619	28.5%
(1)	For the three months ended June 30, 2022 and 2021, excludes approximately $361,000 and $(425,000), respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended June 30, 2022 and 2021, excludes approximately $578,000 and $491,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)	For the three months ended June 30, 2022 and 2021, excludes approximately $2,231,000 and $2,000, respectively, of casualty-related expenses.
(5)

For the three months ended June 30, 2022 and 2021, excludes approximately $102,000 and $81,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2022 and 2021.”

Q2 Same Store Results of Operations for the Three Months Ended June 30, 2022 and 2021

As of June 30, 2022, our Q2 Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,385. As of June 30, 2021, our Q2 Same Store properties were approximately 96.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,162. For our Q2 Same Store properties, we recorded the following operating results for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

Revenues

Rental income. Rental income was $56.2 million for the three months ended June 30, 2022 compared to $49.1 million for the three months ended June 30, 2021, which was an increase of approximately $7.1 million, or 14.5%. The majority of the increase is related to a 19.2% increase in the weighted average monthly effective rent per occupied apartment unit to $1,385 as of June 30, 2022 from $1,162 as of June 30, 2021, partially offset by a 1.5% decrease in occupancy.

Other income. Other income was $1.5 million for the three months ended June 30, 2022, compared to $1.5 million for the three months ended June 30, 2021.

Expenses

Property operating expenses. Property operating expenses were $12.6 million for the three months ended June 30, 2022 compared to $11.0 million for the three months ended June 30, 2021, which was an increase of $1.6 million, or 14.3%. The majority of the increase is related to a $0.9 million, or 20.1% increase in repair and maintenance costs and a $0.4 million, or 9.7% increase in payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.6 million for the three months ended June 30, 2022 compared to $8.2 million for the three months ended June 30, 2021, which was an increase of approximately $0.4 million, or 4.6%. The increase is primarily related to a $0.2 million, or 3.2%, increase in property taxes.

Property management fees. Property management fees were $1.7 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended June 30, 2022 compared to $1.1 million for the three months ended June 30, 2021, which was an increase of approximately $0.2 million. The majority of the increase is related to a $0.1 million increase in office operation expenses.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2022 and 2021

There are 34 properties encompassing 13,433 units of apartment space in our same store pool for the six months ended June 30, 2022 and 2021 (our “Same Store” properties). Our Same Store properties exclude the following seven properties in our Portfolio as of June 30, 2022: Cutter’s Point, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, High House at Cary, The Adair and Estates on Maryland as well as the 67 units that are currently down (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2022 and 2021 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Same Store
Rental income	$110,328	$97,521	$12,807	13.1%
Other income	2,889	2,912	(23)	-0.8%
Same Store revenues	113,217	100,433	12,784	12.7%
Non-Same Store
Rental income	13,121	3,866	9,255	N/M
Other income	214	60	154	N/M
Non-Same Store revenues	13,335	3,926	9,409	N/M
Total revenues	126,552	104,359	22,193	21.3%

Operating expenses
Same Store
Property operating expenses (1)	24,152	21,578	2,574	11.9%
Real estate taxes and insurance	16,676	16,597	79	0.5%
Property management fees (2)	3,289	2,876	413	14.4%
Property general and administrative expenses (3)	2,557	2,237	320	14.3%
Same Store operating expenses	46,674	43,288	3,386	7.8%
Non-Same Store
Property operating expenses (4)	2,505	1,168	1,337	N/M
Real estate taxes and insurance	1,575	633	942	N/M
Property management fees (2)	380	125	255	N/M
Property general and administrative expenses (5)	335	134	201	N/M
Non-Same Store operating expenses	4,795	2,060	2,735	N/M
Total operating expenses	51,469	45,348	6,121	13.5%

Operating income
Same Store
Miscellaneous income	314	295	19	6.4%
Non-Same Store
Miscellaneous income	14	645	(631)	N/M
Total operating income	328	940	(612)	-65.1%

NOI
Same Store	66,857	57,440	9,417	16.4%
Non-Same Store	8,554	2,511	6,043	N/M
Total NOI	$75,411	$59,951	$15,460	25.8%

(1)	For the six months ended June 30, 2022 and 2021, excludes approximately $1,315,000 and $368,000, respectively, of casualty-related recoveries.

(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the six months ended June 30, 2022 and 2021, excludes approximately $1,187,000 and $812,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the six months ended June 30, 2022 and 2021, excludes approximately $(44,000) and $11,000, respectively, of casualty-related expenses.
(5)

For the six months ended June 30, 2022 and 2021, excludes approximately $120,000 and $136,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2022 and 2021.”

Same Store Results of Operations for the Six Months Ended June 30, 2022 and 2021

As of June 30, 2022, our Same Store properties were approximately 94.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,385. As of June 30, 2021, our Same Store properties were approximately 96.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,162. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

Revenues

Rental income. Rental income was $110.3 million for the six months ended June 30, 2022 compared to $97.5 million for the six months ended June 30, 2021, which was an increase of approximately $12.8 million, or 13.1%. The majority of the increase is related to a 19.2% increase in the weighted average monthly effective rent per occupied apartment unit to $1,385 as of June 30, 2022 from $1,162 as of June 30, 2021, partially offset by a 1.5% decrease in occupancy.

Other income. Other income was $2.9 million for the six months ended June 30, 2022 compared to $2.9 million for the six months ended June 30, 2021.

Expenses

Property operating expenses. Property operating expenses were $24.2 million for the six months ended June 30, 2022 compared to $21.6 million for the six months ended June 30, 2021, which was an increase of approximately $2.6 million, or 11.9%. The majority of the increase is related to a $1.3 million, or 15.3%, increase in repairs and maintenance and a $0.7 million, or 9.7%, increase in payroll.

Real estate taxes and insurance. Real estate taxes and insurance costs were $16.7 million for the six months ended June 30, 2022 compared to $16.6 million for the six months ended June 30, 2021, which was an increase of approximately $0.1 million, or 0.5%. The majority of the increase is related to a $0.3 million, or 11.5%, increase in insurance.

Property management fees. Property management fees were $3.3 million for the six months ended June 30, 2022 compared to $2.9 million for the six months ended June 30, 2021, which was an increase of approximately $0.4 million, or 14.4%. The majority of the increase is related to a $12.8 million, or 13.1%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.6 million for the six months ended June 30, 2022 compared to $2.2 million for the six months ended June 30, 2021, which was an increase of approximately $0.4 million. The majority of the increase is related to a $0.2 million increase in office operation expenses.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021	% Change (1)
Net loss		$(7,827)	$(3,418)	$(12,494)	$(10,318)	21.1%
Depreciation and amortization		25,548	19,986	49,266	40,744	20.9%
Adjustment for noncontrolling interests		(72)	(50)	(129)	(91)	41.8%
FFO attributable to common stockholders		17,649	16,518	36,643	30,335	20.8%

FFO per share - basic		$0.69	$0.66	$1.43	$1.21	18.2%
FFO per share - diluted		$0.69	$0.66	$1.43	$1.21	18.2%

Loss on extinguishment of debt and modification costs		—	328	—	328	N/M
Casualty-related expenses/(recoveries)		2,592	(435)	3,642	(392)	N/M
Casualty gains		(229)	(2,379)	(357)	(2,379)	N/M
Pandemic expense		—	12	—	35	N/M
Amortization of deferred financing costs - acquisition term notes		326	140	505	349	44.7%
Adjustment for noncontrolling interests		(10)	7	(14)	6	N/M
Core FFO attributable to common stockholders		20,328	14,191	40,419	28,282	42.9%

Core FFO per share - basic		$0.79	$0.56	$1.58	$1.13	39.8%
Core FFO per share - diluted		$0.79	$0.56	$1.58	$1.13	39.8%

Amortization of deferred financing costs - long term debt		408	355	794	707	12.3%
Equity-based compensation expense		2,005	1,796	3,881	3,404	14.0%
Adjustment for noncontrolling interests		(11)	(6)	(17)	(12)	41.7%
AFFO attributable to common stockholders		22,730	16,336	45,077	32,381	39.2%

AFFO per share - basic		$0.89	$0.65	$1.76	$1.29	36.4%
AFFO per share - diluted		$0.89	$0.65	$1.76	$1.29	36.4%

Weighted average common stock outstanding - basic		25,672	25,140	25,646	25,104	2.2%
Weighted average common stock outstanding - diluted		25,672	25,140	25,646	25,104	2.2%

Dividends declared per common share		$0.38	$0.34	$0.76	$0.68	11.4%

FFO Coverage - diluted	(2)	1.81x	1.93x	1.88x	1.77x	6.13%
Core FFO Coverage - diluted	(2)	2.08x	1.65x	2.08x	1.66x	25.56%
AFFO Coverage - diluted	(2)	2.33x	1.90x	2.32x	1.89x	22.52%

(1)	Represents the percentage change for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended June 30, 2022 as compared to the three months ended June 30, 2021

FFO was $17.6 million for the three months ended June 30, 2022 compared to $16.5 million for the three months ended June 30, 2021, which was an increase of approximately $1.1 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $13.2 million, partially offset by increases in operating expenses.

Core FFO was $20.3 million for the three months ended June 30, 2022 compared to $14.2 million for the three months ended June 30, 2021, which was an increase of approximately $6.1 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and a decrease in casualty gains of $2.2 million.

AFFO was $22.7 million for the three months ended June 30, 2022 compared to $16.3 million for the three months ended June 30, 2021, which was an increase of approximately $6.4 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in equity-based compensation expense of $0.2 million.

The six months ended June 30, 2022 as compared to the six months ended June 30, 2021

FFO was $36.6 million for the six months ended June 30, 2022 compared to $30.3 million for the six months ended June 30, 2021, which was an increase of approximately $6.3 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $22.2 million, partially offset by an increase in operating expenses.

Core FFO was $40.4 million for the six months ended June 30, 2022 compared to $28.3 million for the six months ended June 30, 2021, which was an increase of approximately $12.1 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in casualty related expenses of $4.0 million, partially offset by a decrease in loss on extinguishment of debt and modification costs of $0.3 million.

AFFO was $45.1 million for the six months ended June 30, 2022 compared to $32.4 million for the six months ended June 30, 2021, which was an increase of approximately $12.7 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase of equity-based compensation expense of $0.5 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of June 30, 2022, we had approximately $19.3 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the six months ended June 30, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program. The Company paid approximately $0.1 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.2 million, both of which were netted against the gross proceeds and recorded in additional paid in capital (see Note 8 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2022.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$38,685	$30,950
Net cash used in investing activities	(165,414)	(139,764)
Net cash provided by financing activities	104,251	112,026
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,478)	3,212
Cash, cash equivalents and restricted cash, beginning of period	88,696	57,015
Cash, cash equivalents and restricted cash, end of period	$66,218	$60,227

Cash flows from operating activities. During the six months ended June 30, 2022, net cash provided by operating activities was $38.7 million compared to net cash provided by operating activities of $31.0 million for the six months ended June 30, 2021. The change in cash flows from operating activities was mainly due to an increase in total revenues.

Cash flows from investing activities. During the six months ended June 30, 2022, net cash used in investing activities was $165.4 million compared to net cash used in investing activities of $139.8 million for the six months ended June 30, 2021. The change in cash flows from investing activities was mainly due to our acquisition activity in 2022 and 2021 and disposition activity in 2020 and a decrease in insurance proceeds received from casualty losses.

Cash flows from financing activities. During the six months ended June 30, 2022, net cash provided by financing activities was $104.3 million compared to net cash provided by financing activities of $112.0 million for the six months ended June 30, 2021. The change in cash flows from financing activities was mainly due to an increase in repurchases of common stock of $5.1 million.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of June 30, 2022, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.4 billion at a weighted average interest rate of 3.29% and an adjusted weighted average interest rate of 2.67%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.1245% for one-month LIBOR on our combined $1.3 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.3 billion of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2022, interest rate swap agreements effectively covered 98% of our $1.3 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2022, interest rate cap agreements covered $537.1 million of our $1.3 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $537.1 million of our floating rate mortgage debt at a weighted average rate of 4.66%.

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

Corporate Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). As of June 30, 2022, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of June 30, 2022, there was $335.0 million in aggregate principal outstanding under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of June 30, 2022, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 6.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eleven interest rate swap transactions with KeyBank and two with Truist (collectively the “Counterparties”) with a combined notional amount of $1.3 billion. As of June 30, 2022, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.3 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.1245%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.1245%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
July 1, 2017	July 1, 2022	KeyBank	100,000	1.7820%
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			$1,267,500	1.1245%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2022, one-month LIBOR was 1.79%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of June 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of June 30, 2022, one-month LIBOR was 1.79%.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2022 for the next five calendar years subsequent to June 30, 2022. We used one-month LIBOR as of June 30, 2022 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2022	2023	2024	2025	2026	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,358,675	$650	$21,003	$394,952	$205,738	$423,149	$313,183
Interest expense	(1)	143,022	18,539	36,018	29,288	22,626	15,672	20,879
Total		$1,501,697	$19,189	$57,021	$424,240	$228,364	$438,821	$334,062

Credit Facility
Principal payments		$335,000	$—	$—	$335,000	$—	$—	$—
Interest expense		28,436	7,148	14,231	7,057	—	—	—
Total		$363,436	$7,148	$14,231	$342,057	$—	$—	$—

Total contractual obligations and commitments		$1,865,133	$26,337	$71,252	$766,297	$228,364	$438,821	$334,062

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2022, we had entered into eleven interest rate swap transactions with a combined notional amount of $1.3 billion. We have allocated the total impact of expected settlements on the $1.3 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of June 30, 2022 to determine our expected settlements through the terms of the interest rate swaps.

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

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended June 30, 2022 and 2021, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. For the six months ended June 30, 2022 and 2021, advisory and administrative fees were $3.7 million and $3.8 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. We expect to roll out this service to our other properties in the future. As of June 30, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the six months ended June 30, 2022, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of June 30, 2022, we had approximately $19.3 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2022 and 2021 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rehab Expenditures		2022	2021	2022	2021
Interior	(1)	$5,924	$3,027	$10,638	$5,359
Exterior and common area		2,437	2,321	3,354	5,281
Total rehab expenditures		$8,361	$5,348	$13,992	$10,640

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the six months ended June 30, 2022 and 2021, we completed full and partial interior rehabs on 1,181 and 621 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2022 and 2021.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2022. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2022 of $0.38 per share on April 25, 2022 which was paid on June 30, 2022 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, the Federal Reserve is raising interest rates in response to or in anticipation of continued inflation concerns. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate cap and interest rate swap agreements.

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2022 and 2021. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of June 30, 2022, we had total indebtedness of $1.7 billion at a weighted average interest rate of 3.42%, of which $1.6 billion was debt with a floating interest rate. As of June 30, 2022, interest rate swap agreements effectively covered 98% of our $1.3 billion of floating rate mortgage debt outstanding and 0.0% of our $335.0 million floating rate Credit Facility. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.1245% for one-month LIBOR on the $1.3 billion notional amount of interest rate swap agreements that we have entered into as of June 30, 2022.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2022, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $537.1 million of our floating rate mortgage debt at a weighted average rate of 4.66% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into thirteen interest rate swap transactions with the Counterparties with a combined notional amount of $1.3 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.1245%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.1245%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in reference rates would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of June 30, 2022, of the amounts illustrated in the table below for our indebtedness as of June 30, 2022 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$890
0.50%	1,780
0.75%	2,670
1.00%	3,560

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 18, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the six months ended June 30, 2022, the Company repurchased 69,567 shares of its common stock. During the six months ended June 30, 2021, the Company repurchased 1,644,697 shares of its common stock. Since the inception of the Share Repurchase Program through June 30, 2022, the Company had repurchased 2,451,722 shares of its common stock, par value $0.01 per share, at a total cost of approximately $66.4 million, or $27.07 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,382,155	$25.70	2,382,155	$38.8
April 1 – April 30	—	—	—	38.8
May 1 – May 31	69,567	73.82	69,567	33.6
June 1 – June 30	—	—	—	33.6
Total as of June 30, 2022	2,451,722	$27.07	2,451,722	$33.6

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	August 2, 2022
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	August 2, 2022
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)