Form 10-Q
period 2022-09-30
NexPoint Residential Trust, Inc.
filed 2022-10-26
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 26, 2022, the registrant had 25,549,319 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2022

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$378,438	$375,857
Buildings and improvements	1,759,301	1,743,866
Intangible lease assets	—	2,576
Construction in progress	8,170	6,078
Furniture, fixtures, and equipment	141,184	120,419
Total Gross Operating Real Estate Investments	2,287,093	2,248,796
Accumulated depreciation and amortization	(326,738)	(287,096)
Total Net Operating Real Estate Investments	1,960,355	1,961,700
Real estate held for sale, net of accumulated depreciation of $28,477 and $0, respectively	110,638	—
Total Net Real Estate Investments	2,070,993	1,961,700
Cash and cash equivalents	15,771	49,450
Restricted cash	50,844	39,246
Accounts receivable, net	11,519	4,844
Prepaid and other assets	9,869	4,701
Fair market value of interest rate swaps	110,399	3,526
TOTAL ASSETS	$2,269,395	$2,063,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,268,607	$1,276,285
Mortgages payable held for sale, net	82,692	—
Credit facility, net	333,428	278,215
Accounts payable and other accrued liabilities	13,866	12,590
Accrued real estate taxes payable	22,165	13,182
Accrued interest payable	5,981	2,491
Security deposit liability	3,168	2,945
Prepaid rents	2,039	1,775
Total Liabilities	1,731,946	1,587,483

Redeemable noncontrolling interests in the Operating Partnership	5,828	6,139

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,549,036 and 25,500,567 shares issued and outstanding, respectively	255	255
Additional paid-in capital	403,377	407,803
Accumulated earnings less dividends	18,902	59,209
Accumulated other comprehensive income	109,087	2,578
Total Stockholders' Equity	531,621	469,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,269,395	$2,063,467

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$66,500	$54,918	$189,949	$156,305
Other income	1,551	1,466	4,654	4,438
Total revenues	68,051	56,384	194,603	160,743
Expenses
Property operating expenses	12,370	12,783	42,669	35,116
Real estate taxes and insurance	9,419	7,646	27,670	24,876
Property management fees (1)	1,960	1,639	5,629	4,640
Advisory and administrative fees (2)	1,904	1,938	5,615	5,706
Corporate general and administrative expenses	3,818	3,152	11,116	9,070
Property general and administrative expenses	2,387	2,076	6,586	5,451
Depreciation and amortization	25,224	21,591	74,490	62,335
Total expenses	57,082	50,825	173,775	147,194
Operating income	10,969	5,559	20,828	13,549
Interest expense	(11,766)	(11,531)	(34,804)	(32,830)
Loss on extinguishment of debt and modification costs	—	—	—	(328)
Casualty gains	—	—	357	2,379
Miscellaneous income	198	565	526	1,505
Net loss	(599)	(5,407)	(13,093)	(15,725)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(2)	(16)	(46)	(47)
Net loss attributable to common stockholders	$(597)	$(5,391)	$(13,047)	$(15,678)
Other comprehensive income
Unrealized gains on interest rate derivatives	34,938	4,545	106,874	31,082
Total comprehensive income (loss)	34,339	(862)	93,781	15,357
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	132	(3)	319	46
Comprehensive income (loss) attributable to common stockholders	$34,207	$(859)	$93,462	$15,311

Weighted average common stock outstanding - basic	25,598	25,175	25,630	25,128
Weighted average common stock outstanding - diluted	25,598	25,175	25,630	25,128

Loss per share - basic	$(0.02)	$(0.21)	$(0.51)	$(0.62)
Loss per share - diluted	$(0.02)	$(0.21)	$(0.51)	$(0.62)

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s operating partnership (see Note 10).
(2)	Fees incurred to the Adviser (see Note 11).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended September 30, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, June 30, 2022	—	$—	25,647,942	$256	$407,436	$28,120	$74,283	$—	$510,095
Net loss attributable to common stockholders	—	—	—	—	—	(597)	—	—	(597)
Repurchases of common stock	—	—	—	—	—	—	—	(5,991)	(5,991)
Retirement of common stock held in treasury	—	—	(98,906)	(1)	(5,990)	—	—	5,991	—
Vesting of stock-based compensation	—	—	—	—	2,007	—	—	—	2,007
Issuance of common stock through at-the-market offering, net of offering costs	—	—	—	—	(76)	—	—	—	(76)
Common stock dividends declared ($0.38 per share)	—	—	—	—	—	(9,907)	—	—	(9,907)
Other comprehensive income	—	—	—	—	—	—	34,804	—	34,804
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	1,286	—	—	1,286
Balances, September 30, 2022	—	$—	25,549,036	$255	$403,377	$18,902	$109,087	$—	$531,621

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Nine Months ended September 30, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2021	—	$—	25,500,567	$255	$407,803	$59,209	$2,578	$—	$469,845
Net loss attributable to common stockholders	—	—	—	—	—	(13,047)	—	—	(13,047)
Repurchases of common stock	—	—	—	—	—	—	—	(11,127)	(11,127)
Retirement of common stock held in treasury	—	—	(168,473)	(2)	(11,125)	—	—	11,127	—
Vesting of stock-based compensation	—	—	164,851	1	2,760	—	—	—	2,761
Issuance of common stock through at-the-market offering, net of offering costs	—	—	52,091	1	3,991	—	—	—	3,992
Common stock dividends declared ($1.14 per share)	—	—	—	—	—	(29,857)	—	—	(29,857)
Other comprehensive income	—	—	—	—	—	—	106,509	—	106,509
Offering costs of the issuance of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	(52)	—	—	—	(52)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	2,597	—	—	2,597
Balances, September 30, 2022	—	$—	25,549,036	$255	$403,377	$18,902	$109,087	—	$531,621

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

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(13,093)	$(15,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,490	62,335
Amortization/write-off of deferred financing costs	2,033	1,931
Change in fair value on derivative instruments included in interest expense	(2,365)	11,202
Net cash paid on derivative settlements	(4,849)	(11,253)
Amortization/write-off of fair market value adjustment of assumed debt	(150)	(86)
Provision for bad debts, net	5,619	2,958
Vesting of stock-based compensation	5,874	5,212
Insurance proceeds received for business interruption	250	312
Casualty gains	(518)	(4,241)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(9,446)	(3,690)
Operating liabilities	11,737	8,959
Net cash provided by operating activities	69,582	57,914

Cash flows from investing activities
Insurance premiums paid for casualty losses	(1,819)	(1,591)
Insurance proceeds received from casualty losses	4,940	8,419
Additions to real estate investments	(41,619)	(32,689)
Acquisitions of real estate investments	(141,038)	(197,094)
Net cash used in investing activities	(179,536)	(222,955)

Cash flows from financing activities
Mortgage proceeds received	78,272	108,005
Mortgage payments	(1,076)	(582)
Credit facilities proceeds received	55,000	285,000
Credit facilities payments	—	(193,000)
Deferred financing costs paid	(3,852)	(2,583)
Interest rate cap fees paid	(239)	(175)
Proceeds from the issuance of common stock through at-the-market offering, net of offering costs	3,992	6,305
Payments for taxes related to net share settlement of stock-based compensation	(3,113)	(1,491)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(76)	—
Repurchase of common stock	(11,127)	—
Dividends paid to common stockholders	(29,908)	(26,169)
Net cash provided by financing activities	87,873	175,310

Net increase (decrease) in cash, cash equivalents and restricted cash	(22,081)	10,269
Cash, cash equivalents and restricted cash, beginning of period	88,696	57,015
Cash, cash equivalents and restricted cash, end of period	$66,615	$67,284

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$31,796	$20,026
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	2,444	—
Capitalized construction costs included in accounts payable and other accrued liabilities	6,005	2,826
Change in fair value on derivative instruments designated as hedges	106,874	31,082
Other assets acquired from acquisitions	168	145
Liabilities assumed from acquisitions	116	192
Increase (decrease) in dividends payable upon vesting of restricted stock units	(51)	215
Write-off of assets due to casualty losses	4,506	2,028
Write-off of fully amortized in-place leases	5,179	1,675
Write-off of deferred financing costs	—	328

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2022, there were 26,050,945 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 99,791, or 0.4%, were owned by noncontrolling limited partners (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 18, 2022.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of September 30, 2022, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2022, there were three properties classified as held for sale. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheet also includes approximately $0.9 million of accounts receivable and prepaid and other assets, and approximately $2.4 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the nine months ended September 30, 2022 and 2021.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2022, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2022. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2022, the Company, through the OP and the wholly owned TRS, owned 41 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of September 30, 2022 and December 31, 2021:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	September 30, 2022	December 31, 2021
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback		Phoenix, Arizona	2016	100%	100%
Old Farm	(1)	Houston, Texas	2016	100%	100%
Stone Creek at Old Farm	(1)	Houston, Texas	2016	100%	100%
Hollister Place	(1)	Houston, Texas	2017	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments		Las Vegas, Nevada	2019	100%	100%
Bloom		Las Vegas, Nevada	2019	100%	100%
Bella Solara		Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman	(2)	Charlotte, North Carolina	2021	100%	100%
Creekside at Matthews	(2)	Charlotte, North Carolina	2021	100%	100%
Six Forks Station		Raleigh, North Carolina	2021	100%	100%
High House at Cary		Cary, North Carolina	2021	100%	100%
The Adair		Sandy Springs, Georgia	2022	100%	—	(3)
Estates on Maryland		Phoenix, Arizona	2022	100%	—	(3)

(1)	Properties classified as held for sale as of September 30, 2022.
(2)

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

(3)	Properties were acquired in 2022; therefore, no ownership as of December 31, 2021.

4. Real Estate Investments Statistics

As of September 30, 2022, the Company was invested in a total of 41 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of			% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Arbors on Forest Ridge		155	210	1/31/2014	$1,168	$1,021		92.9%	96.2%
Cutter's Point		198	196	1/31/2014	1,350	1,219		94.9%	95.4%
Silverbrook		526	642	1/31/2014	1,146	1,043		95.2%	94.1%
The Summit at Sabal Park		205	252	8/20/2014	1,466	1,198		90.1%	96.0%
Courtney Cove		225	324	8/20/2014	1,322	1,132		92.6%	93.8%
Radbourne Lake		247	225	9/30/2014	1,390	1,227		95.6%	94.2%
Timber Creek		248	352	9/30/2014	1,206	1,032		95.2%	96.1%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,655	1,377		94.8%	97.8%
Cornerstone		318	430	1/15/2015	1,399	1,152		94.7%	95.6%
The Preserve at Terrell Mill		692	752	2/6/2015	1,262	1,156		91.3%	90.9%
Versailles		301	388	2/26/2015	1,242	1,024		94.5%	96.4%
Seasons 704 Apartments		217	222	4/15/2015	1,729	1,410		95.0%	96.8%
Madera Point		193	256	8/5/2015	1,373	1,140		94.1%	94.5%
Venue at 8651		289	333	10/30/2015	1,094	1,006		93.2%	94.5%
Parc500		266	217	7/27/2016	1,783	1,543		95.3%	96.3%
The Venue on Camelback		256	415	10/11/2016	1,064	915		93.0%	92.3%
Old Farm	(4)	697	734	12/29/2016	1,309	1,207		94.6%	93.9%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,321	1,248		95.3%	96.8%
Hollister Place	(4)	246	260	2/1/2017	1,180	1,065		94.0%	92.5%
Rockledge Apartments		802	708	6/30/2017	1,561	1,408		94.8%	93.9%
Atera Apartments		334	380	10/25/2017	1,491	1,310		93.9%	93.9%
Crestmont Reserve		199	242	9/26/2018	1,180	985		93.4%	95.5%
Brandywine I & II		414	632	9/26/2018	1,215	1,031		95.3%	95.6%
Bella Vista		243	248	1/28/2019	1,714	1,515		96.0%	96.0%
The Enclave		194	204	1/28/2019	1,765	1,507		94.6%	96.6%
The Heritage		199	204	1/28/2019	1,630	1,432		95.1%	95.6%
Summers Landing		139	196	6/7/2019	1,145	1,033		95.4%	93.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,266	1,074		95.3%	95.6%
Residences at West Place		345	342	7/17/2019	1,586	1,345		91.5%	93.0%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	1,990	1,695		95.3%	93.9%
Arbors of Brentwood		325	346	9/10/2019	1,478	1,284		94.2%	95.1%
Torreyana Apartments		309	316	11/22/2019	1,538	1,365		95.6%	93.7%
Bloom		498	528	11/22/2019	1,369	1,238		91.3%	89.2%
Bella Solara		271	320	11/22/2019	1,475	1,309		89.1%	91.3%
Fairways at San Marcos		340	352	11/2/2020	1,659	1,425		93.2%	96.3%
The Verandas at Lake Norman		241	264	6/30/2021	1,319	1,215		95.1%	93.2%
Creekside at Matthews		263	240	6/30/2021	1,402	1,350		92.5%	94.2%
Six Forks Station		360	323	9/10/2021	1,321	1,228		97.2%	95.4%
High House at Cary		293	302	12/7/2021	1,480	1,361		94.7%	94.7%
The Adair		328	232	4/1/2022	1,823	—	(5)	95.7%	—	(5)
Estates on Maryland		324	330	4/1/2022	1,388	—	(5)	92.7%	—	(5)
		14,043	15,387

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2022 and December 31, 2021, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2022 and December 31, 2021, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2022 and December 31, 2021, divided by the total number of units, expressed as a percentage.
(3)	Includes 81 units that were down due to casualty events as of September 30, 2022 (see Note 5).
(4)	Properties classified as held for sale as of September 30, 2022.
(5)	Properties were acquired in 2022.

5. Real Estate Investments

As of September 30, 2022, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,778	$—	$1	$1,956	$16,065
Cutter's Point	3,330	13,103	—	10	7,491	23,934
Silverbrook	4,860	25,774	—	905	6,070	37,609
The Summit at Sabal Park	5,770	13,956	—	38	2,231	21,995
Courtney Cove	5,880	14,625	—	—	2,752	23,257
Radbourne Lake	2,440	23,003	—	—	3,023	28,466
Timber Creek	11,260	13,466	—	2,559	4,258	31,543
Sabal Palm at Lake Buena Vista	7,580	42,670	—	—	3,307	53,557
Cornerstone	1,500	30,960	—	2	4,143	36,605
The Preserve at Terrell Mill	10,170	53,278	—	(20)	10,371	73,799
Versailles	6,720	21,722	—	—	4,539	32,981
Seasons 704 Apartments	7,480	14,945	—	3	2,778	25,206
Madera Point	4,920	18,270	—	—	3,013	26,203
Venue at 8651	2,350	17,939	—	578	4,229	25,096
Parc500	3,860	21,146	—	4	4,573	29,583
The Venue on Camelback	8,340	38,788	—	—	3,879	51,007
Rockledge Apartments	17,451	97,774	—	973	7,552	123,750
Atera Apartments	22,371	38,852	—	30	2,881	64,134
Crestmont Reserve	4,124	21,094	—	6	1,810	27,034
Brandywine I & II	6,237	73,821	—	—	6,399	86,457
Bella Vista	10,942	37,444	—	8	3,271	51,665
The Enclave	11,046	30,557	—	90	2,922	44,615
The Heritage	6,835	35,199	—	29	2,977	45,040
Summers Landing	1,798	18,619	—	1	948	21,366
Residences at Glenview Reserve	3,367	42,557	—	—	3,415	49,339
Residences at West Place	3,345	52,569	—	12	2,693	58,619
Avant at Pembroke Pines	48,434	278,810	—	1,810	14,338	343,392
Arbors of Brentwood	6,346	54,172	—	25	2,845	63,388
Torreyana Apartments	23,824	43,851	—	—	1,846	69,521
Bloom	23,805	82,749	—	78	3,820	110,452
Bella Solara	12,605	53,573	—	24	2,556	68,758
Fairways at San Marcos	10,993	72,963	—	9	2,997	86,962
The Verandas at Lake Norman	9,510	52,950	—	124	1,589	64,173
Creekside at Matthews	11,515	45,812	—	22	1,935	59,284
Six Forks Station	11,357	62,752	—	51	1,877	76,037
High House at Cary	23,809	67,766	—	33	1,462	93,070
The Adair	8,361	55,532	—	572	1,213	65,678
Estates on Maryland	11,573	64,462	—	193	1,225	77,453
	378,438	1,759,301	—	8,170	141,184	2,287,093
Accumulated depreciation and amortization	—	(229,667)	—	—	(97,071)	(326,738)
Total Operating Properties	378,438	1,529,634	—	8,170	44,113	1,960,355

Held For Sale Properties
Hollister Place	2,782	22,029	—	184	2,947	27,942
Old Farm	11,078	71,241	—	10	4,516	86,845
Stone Creek at Old Farm	3,493	19,766	—	2	1,067	24,328
Accumulated depreciation and amortization	—	(21,240)	—	—	(7,237)	(28,477)
Total Held For Sale Properties	17,353	91,796	—	196	1,293	110,638

Total	$395,791	$1,621,430	$—	$8,366	$45,406	$2,070,993

As of December 31, 2021, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,755	$—	$—	$1,821	$15,906
Cutter's Point	3,330	13,091	—	—	7,379	23,800
Silverbrook	4,860	27,495	—	—	5,566	37,921
The Summit at Sabal Park	5,770	13,882	—	—	1,978	21,630
Courtney Cove	5,880	14,350	—	—	2,444	22,674
Radbourne Lake	2,440	22,744	—	64	2,455	27,703
Timber Creek	11,260	13,310	—	239	3,827	28,636
Sabal Palm at Lake Buena Vista	7,580	42,456	—	2	2,758	52,796
Cornerstone	1,500	30,901	—	21	3,722	36,144
The Preserve at Terrell Mill	10,170	53,080	—	—	8,997	72,247
Versailles	6,720	21,887	—	—	4,075	32,682
Seasons 704 Apartments	7,480	14,644	—	—	2,078	24,202
Madera Point	4,920	18,090	—	48	2,612	25,670
Venue at 8651	2,350	17,495	—	334	3,843	24,022
Parc500	3,860	21,172	—	—	4,147	29,179
The Venue on Camelback	8,340	38,328	—	306	3,248	50,222
Old Farm	11,078	70,993	—	99	3,902	86,072
Stone Creek at Old Farm	3,493	19,714	—	2	899	24,108
Hollister Place	2,782	21,196	—	1,308	2,739	28,025
Rockledge Apartments	17,451	97,374	—	—	5,968	120,793
Atera Apartments	22,371	36,857	—	1,824	2,384	63,436
Crestmont Reserve	4,124	21,067	—	—	1,515	26,706
Brandywine I & II	6,237	73,737	—	—	5,160	85,134
Bella Vista	10,942	37,193	—	51	2,687	50,873
The Enclave	11,046	30,469	—	11	2,403	43,929
The Heritage	6,835	35,011	—	68	2,386	44,300
Summers Landing	1,798	18,433	—	1	790	21,022
Residences at Glenview Reserve	3,367	42,306	—	—	2,366	48,039
Residences at West Place	3,345	52,310	—	—	1,591	57,246
Avant at Pembroke Pines	48,434	275,968	—	1,414	11,611	337,427
Arbors of Brentwood	6,346	56,040	—	—	2,235	64,621
Torreyana Apartments	23,824	43,700	—	25	1,371	68,920
Bloom	23,805	82,545	—	16	2,697	109,063
Bella Solara	12,605	53,415	—	24	1,854	67,898
Fairways at San Marcos	10,993	72,920	—	2	1,989	85,904
The Verandas at Lake Norman	9,510	52,884	—	6	650	63,050
Creekside at Matthews	11,515	45,271	—	18	756	57,560
Six Forks Station	11,357	62,129	1,200	195	748	75,629
High House at Cary	23,809	67,654	1,376	—	768	93,607
	375,857	1,743,866	2,576	6,078	120,419	2,248,796
Accumulated depreciation and amortization	—	(203,125)	(1,029)	—	(82,942)	(287,096)
Total Operating Properties	$375,857	$1,540,741	$1,547	$6,078	$37,477	$1,961,700

Depreciation expense was $23.9 million and $20.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $70.3 million and $60.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Amortization expense related to the Company’s intangible lease assets was $1.3 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to the Company’s intangible lease assets was $4.1 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to the Company’s intangible lease assets for all acquisitions completed through September 30, 2022 is expected to be $0.0 million for the remainder of the year ended December 31, 2022. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2022 has been fully amortized and the assets and related accumulated amortization have been written off as of September 30, 2022.

Acquisitions

The Company acquired two properties during the nine months ended September 30, 2022, as detailed in the table below (dollars in thousands). The Company acquired three properties during the nine months ended September 30, 2021 for $196.3 million. The Company entered into new debt agreements for the properties acquired during the nine months ended September 30, 2022 and 2021.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt	# Units	Effective Ownership
The Adair	Sandy Springs, Georgia	April 1, 2022	$65,500	$35,115	232	100%
Estates on Maryland	Phoenix, Arizona	April 1, 2022	77,900	43,157	330	100%
			$143,400	$78,272	562

Dispositions

There were no dispositions of real estate during the nine months ended September 30, 2022 and 2021.

Casualty Losses

As of September 30, 2022, ten of the Company’s properties, Silverbrook, Venue at 8651, Versailles, Arbors of Brentwood, Parc500, Timber Creek, Hollister Place, The Preserve at Terrell Mill, High House at Cary and Six Forks, suffered significant property damages as a result of fires and flooding. As of September 30, 2022, 81 units were excluded from the Portfolio’s total unit count and 74 units were excluded from all same store pools due to reconstruction. Business interruption proceeds for lost rent are included in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income (loss) in relation to these events.

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2022 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	84	$13,130		4.82%	7/1/2024
Cutter's Point	(3)	Floating	84	16,640		4.82%	7/1/2024
Silverbrook	(3)	Floating	84	30,590		4.82%	7/1/2024
The Summit at Sabal Park	(3)	Floating	84	13,560		4.76%	7/1/2024
Courtney Cove	(3)	Floating	84	13,680		4.76%	7/1/2024
The Preserve at Terrell Mill	(3)	Floating	84	42,480		4.76%	7/1/2024
Versailles	(3)	Floating	84	23,880		4.76%	7/1/2024
Seasons 704 Apartments	(3)	Floating	84	17,460		4.76%	7/1/2024
Madera Point	(3)	Floating	84	15,150		4.76%	7/1/2024
Venue at 8651	(3)	Floating	84	13,734		4.92%	7/1/2024
The Venue on Camelback	(3)	Floating	84	28,093		4.82%	7/1/2024
Timber Creek	(3)	Floating	84	24,100		4.40%	10/1/2025
Radbourne Lake	(3)	Floating	84	20,000		4.43%	10/1/2025
Sabal Palm at Lake Buena Vista	(3)	Floating	84	42,100		4.44%	9/1/2025
Cornerstone	(4)	Fixed	120	20,417		4.24%	3/1/2023
Parc500	(5)	Fixed	120	14,443		4.49%	8/1/2025
Rockledge Apartments	(3)	Floating	84	68,100		4.71%	7/1/2024
Atera Apartments	(3)	Floating	84	29,500		4.62%	11/1/2024
Crestmont Reserve	(3)	Floating	84	12,061		4.32%	10/1/2025
Brandywine I & II	(3)	Floating	84	43,835		4.32%	10/1/2025
Bella Vista	(3)	Floating	84	29,040		4.46%	2/1/2026
The Enclave	(3)	Floating	84	25,322		4.46%	2/1/2026
The Heritage	(3)	Floating	84	24,625		4.46%	2/1/2026
Summers Landing	(6)	Floating	84	10,109		4.32%	10/1/2025
Residences at Glenview Reserve	(7)	Floating	84	25,977		4.58%	10/1/2025
Residences at West Place	(7)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(3)	Floating	84	177,101		4.57%	9/1/2026
Arbors of Brentwood	(3)	Floating	84	34,237		4.57%	10/1/2026
Torreyana Apartments	(3)	Floating	84	37,400		4.84%	12/1/2026
Bloom	(3)	Floating	84	58,850		4.84%	12/1/2026
Bella Solara	(3)	Floating	84	36,575		4.84%	12/1/2026
Fairways at San Marcos	(3)	Floating	84	46,464		4.60%	12/1/2027
The Verandas at Lake Norman	(8)	Floating	84	34,925		4.32%	7/1/2028
Creekside at Matthews	(8)	Floating	84	31,900		4.32%	7/1/2028
Six Forks Station	(9)	Floating	120	41,180		4.18%	10/1/2031
High House at Cary	(8)	Floating	84	46,625		4.48%	1/1/2029
The Adair	(3)	Floating	84	35,115		4.44%	4/1/2029
Estates on Maryland	(3)	Floating	84	43,157		4.44%	4/1/2029
				1,275,372
Fair market value adjustment				908	(10)
Deferred financing costs, net of accumulated amortization of $5,800				(7,673)
				1,268,607
Held For Sale Property
Hollister Place	(3)	Floating	84	14,811		4.48%	10/1/2025
Old Farm	(3)	Floating	84	52,886		4.82%	7/1/2024
Stone Creek at Old Farm	(3)	Floating	84	15,274		4.82%	7/1/2024
				82,971
Deferred financing costs, net of accumulated amortization of $652				(279)
				$82,692

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. Reference rates used in our portfolio include one-month LIBOR and 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of September 30, 2022, one-month LIBOR was 3.14% and SOFR was 2.47%.

(3)

Loan can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)

Debt in the amount of $18.0 million was assumed upon acquisition of this property and recorded at approximated fair value. The assumed debt carries a 4.09% fixed rate, was originally issued in March 2013, and had a term of 120 months with an initial 24 months of interest only. At the time of acquisition, the principal balance of the first mortgage remained unchanged and had a remaining term of 98 months with 2 months of interest only. The first mortgage is pre-payable and subject to yield maintenance from the 13th month through August 31, 2022 and is pre-payable at par starting on September 1, 2022 until maturity. Concurrently with the acquisition of the property, the Company placed a supplemental second mortgage on the property with a principal amount of approximately $5.8 million, a fixed rate of 4.70%, and with a maturity date that is the same time as the first mortgage. The supplemental second mortgage is pre-payable and subject to yield maintenance from the date of issuance through August 31, 2022 and is pre-payable at par starting on September 1, 2022 until maturity. As of September 30, 2022, the total indebtedness secured by the property had a blended interest rate of 4.24%.

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

The weighted average interest rate of the Company’s mortgage indebtedness was 4.58% as of September 30, 2022 and 1.81% as of December 31, 2021. The increase between the periods is primarily related to a increase in one-month LIBOR of approximately 304 basis points to 3.14% as of September 30, 2022 from 0.10125% as of December 31, 2021. As of September 30, 2022, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 2.80%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.0682% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate mortgage debt (see Note 7).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2022, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of September 30, 2022 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	36	$335,000	5.29%	6/30/2024
Deferred financing costs, net of accumulated amortization of $910			(1,572)
			$333,428

(1)	Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of September 30, 2022 was 3.04%.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit facility, dated as of June 30, 2021 (as modified, amended and supplemented, the “Corporate Credit Facility”). As of September 30, 2022, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of September 30, 2022, there was $335.0 million in aggregate principal outstanding under the Corporate Credit Facility.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. For the three months ended September 30, 2022 and 2021, amortization of deferred financing costs of approximately $0.7 million and $0.5 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, amortization of deferred financing costs of approximately $2.0 million and $1.6 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. For the nine months ended September 30, 2022 and 2021, the Company wrote-off deferred financing costs of approximately $0.0 million and $0.3 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss).

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2022 are as follows (in thousands):

	Operating Properties	Held For Sale Properties	Credit Facility	Total
2022	$313	$—	$—	$313
2023	20,925	—	—	20,925
2024	326,697	68,160	335,000	729,857
2025	191,105	14,811	—	205,916
2026	423,149	—	—	423,149
Thereafter	313,183	—	—	313,183
Total	$1,275,372	$82,971	$335,000	$1,693,343

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the nine months ended September 30, 2022 and 2021, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $537.1 million of the Company’s floating rate mortgage indebtedness at a weighted average rate of 4.67% as of September 30, 2022.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into nine interest rate swap transactions with KeyBank National Association (“KeyBank”) and four with Truist Bank with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate with respect to that amount with a weighted average fixed rate of 1.0682%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of September 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			1,167,500	1.0682%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2022, one-month LIBOR was 3.14%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2022, one-month LIBOR was 3.14%.

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

As of September 30, 2022 and 2021, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of September 30,	Number of Instruments	Notional Amount
2022	17	$537,118
2021	14	$412,221

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$110,399	$11,045	$—	$7,519

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	4,774	263	—	—
Total		$115,173	$11,308	$—	$7,519

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2022	2021	OCI into income	2022	2021
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$38,406	$801	Interest expense	$3,468	$(3,744)
For the nine months ended September 30,
Interest rate products	$105,714	$19,929	Interest expense	$(1,160)	$(11,153)

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2022	2021
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	$2,161	$52
For the nine months ended September 30,
Interest rate products	Interest expense	$3,525	$96

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

Financial Instruments Not Carried at Fair Value

At September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value and estimated fair value of our debt at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$68,677	$64,486	$69,285	$71,141
Floating rate debt (1)	$1,624,666	$1,512,805	$1,491,861	$1,525,298

(1)	Includes balances outstanding under our Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the nine months ended September 30, 2022, the Company did not record any impairment charges related to real estate assets.

8. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2022, the Company issued 164,851 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 52,091 shares pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of September 30, 2022, the Company had 25,549,036 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023.  The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2022, the Company repurchased 168,473 shares of its common stock for approximately $11.1 million, or $66.04 per share. During the nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock. Since the inception of the Share Repurchase Program through September 30, 2022, the Company has repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.37 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the nine months ended September 30, 2022 and 2021, the Company retired 168,473 and zero shares of its common stock held in treasury. As of September 30, 2022, the Company did not have any shares of common stock held in treasury.

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

Restricted Stock Units

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 18, 2021, pursuant to the 2016 LTIP, the Company granted 204,663 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 17, 2022, pursuant to the 2016 LTIP, the Company granted 142,159 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2022:

	2022
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	589,283		$39.17
Granted	142,159		83.88
Forfeited	(589)		33.99
Vested	(202,519)	(1)	35.34
Outstanding September 30,	528,334		$52.68

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 164,851 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to September 30, 2022:

	Shares Vesting
	February	May	October	Total
2022	—	—	408	408
2023	138,964	21,879	—	160,843
2024	132,568	21,877	—	154,445
2025	97,680	21,877	—	119,557
2026	65,984	—	—	65,984
2027	27,097	—	—	27,097
Total	462,293	65,633	408	528,334

As of September 30, 2022, the Company had issued 857,107 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2022 and 2021, the Company recognized approximately $2.0 million and $1.8 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $5.9 million and $5.2 million, respectively, of equity-based compensation expense related to grants of restricted stock units.  As of September 30, 2022, the Company had recognized a liability of approximately $1.5 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the nine months ended September 30, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program. The Company paid approximately $0.1 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,329,524
Net proceeds	60,046,778
Average price per share, net	$53.57

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Numerator for loss per share:
Net loss		$(599)	$(5,407)	$(13,093)	$(15,725)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership		(2)	(16)	(46)	(47)
Net loss attributable to common stockholders		$(597)	$(5,391)	$(13,047)	$(15,678)

Denominator for loss per share:
Weighted average common shares outstanding		25,598	25,175	25,630	25,128
Denominator for basic loss per share		25,598	25,175	25,630	25,128
Weighted average unvested restricted stock units		529	613	547	596
Denominator for diluted earnings per share	(1)	25,598	25,175	25,630	25,128

Loss per weighted average common share:
Basic		$(0.02)	$(0.21)	$(0.51)	$(0.62)
Diluted		$(0.02)	$(0.21)	$(0.51)	$(0.62)

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2022 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2021	$6,139
Net loss attributable to redeemable noncontrolling interests in the OP	(46)
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	365
Contributions from redeemable noncontrolling interests in the OP	(562)
Distributions to redeemable noncontrolling interests in the OP	85
Issuance of operating partnership units for purchase of noncontrolling interests	2,444
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(2,597)
Redeemable noncontrolling interests in the OP, September 30, 2022	$5,828

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Fees incurred
Property management fees	(1)	$1,953	$1,632	$5,607	$4,621
Construction supervision fees	(2)	606	276	1,371	832
Design fees	(2)	96	6	142	84
Acquisition fees	(3)	—	183	231	458

Reimbursements
Payroll and benefits	(4)	5,250	4,581	16,053	13,638
Other reimbursements	(5)	1,265	865	3,426	2,547

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2022 and 2021, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2022 and 2021, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. For the three months ended September 30, 2022 and 2021, the Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.5 million and $4.5 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred advisory and administrative fees of $5.6 million and $5.7 million, respectively. For the nine months ended September 30, 2022 and 2021, the Adviser elected to voluntarily waive the advisory and administrative fees of $15.5 million and $12.6 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the nine months ended September 30, 2022 and 2021, the Company paid approximately $0.1 million and $0.0 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital, Inc. (“NexBank”), an affiliate of the Adviser through common beneficial ownership.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest. As of September 30, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the nine months ended September 30, 2022, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive loss.  Additionally, on July 30, 2021, we entered into agreements with NLMF Leaseco, LLC, which is controlled by Matt McGraner, one of our officers. We expect that these actions will provide faster, more reliable and lower cost internet to our residents.

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

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of September 30, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2022, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

On March 1, 2022, the Adviser entered into a new policy resulting in a new aggregate amount of $2,497,500 (the “2022 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for the 2021 Aggregate Amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated.  For the period from March 1, 2022 to September 30, 2022, the Company incurred claims at Six Forks Station, Parc500, Hollister Place, Versailles and Arbors of Brentwood totaling approximately $1.5 million.

13. Subsequent Events

Dividends Declared

On October 24, 2022, the Company’s Board approved a quarterly dividend of $0.42 per share, payable on December 30, 2022 to stockholders of record on December 15, 2022.

Credit Facility Extension

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025.

Share Repurchase Program

On October 25, 2022, the Company announced that the Board has increased its share repurchase program authorization to a total of $100.0 million. The Board also extended the term of the share repurchase authorization to October 24, 2024.

19-Property Refinance

On October 4, 2022, the Company entered into an agreement with KeyBank as a Freddie Mac servicer to refinance $790.5 million of its first mortgage debt relating to 19 properties that had original loan maturities ranging from July 1, 2024 to July 1, 2028.  The new loan is expected to have a 10-year term and bear interest at an annual rate of 30-day average SOFR plus 155 basis points.  The loan will begin amortizing after the first 5 years.  The loan is expected to close on or before November 30, 2022.

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

Overview

As of September 30, 2022, our Portfolio consisted of 41 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 15,387 units of apartment space that was approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,446. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2022, there were 26,050,945 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 99,791, or 0.4%, owned by unaffiliated limited partners (see Note 10 to our consolidated financial statements).

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the nine months ended September 30, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program. The Company paid approximately $0.1 million in fees to the ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital (see Note 8 to our consolidated financial statements).

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2022 and 2021.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The three months ended September 30, 2022 as compared to the three months ended September 30, 2021

The following table sets forth a summary of our operating results for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change
Total revenues	$68,051	$56,384	$11,667
Total expenses	(57,082)	(50,825)	(6,257)
Operating income	10,969	5,559	5,410
Interest expense	(11,766)	(11,531)	(235)
Miscellaneous income	198	565	(367)
Net loss	(599)	(5,407)	4,808
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(2)	(16)	14
Net loss attributable to common stockholders	$(597)	$(5,391)	$4,794

The change in our net loss for the three months ended September 30, 2022 as compared to our net loss for the three months ended September 30, 2021 primarily relates to an increase in total revenues, partially offset by an increase in total operating expenses.

Revenues

Rental income. Rental income was $66.5 million for the three months ended September 30, 2022 compared to $54.9 million for the three months ended September 30, 2021, which was an increase of approximately $11.6 million. The increase between the periods was primarily due to a 20.1% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,446 as of September 30, 2022 from $1,204 as of September 30, 2021. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents.

Other income. Other income was $1.6 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in application fees of approximately $0.1 million.

Expenses

Property operating expenses. Property operating expenses was $12.4 million for the three months ended September 30, 2022 compared to $12.8 million for the three months ended September 30, 2021, which was a decrease of approximately $0.4 million. The decrease between periods was primarily due to a $2.7 million decrease in casualty losses and an increase of approximately $2.3 million in all other property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.4 million for the three months ended September 30, 2022 compared to $7.6 million for the three months ended September 30, 2021, which was an increase of approximately $1.8 million. The increase between the periods was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The increase between the periods was also due to a $1.5 million, or 24%, increase in property taxes and a $0.2 million, or 21.8%, increase in property insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $2.0 million for the three months ended September 30, 2022 compared to $1.6 million for the three months ended September 30, 2021 which was an increase of $0.4 million. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $1.9 million for the three months ended September 30, 2022 compared to $1.9 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.5 million and $4.5 million. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.8 million for the three months ended September 30, 2022 compared to $3.2 million for the three months ended September 30, 2021, which was an increase of approximately $0.6 million. The increase between the periods was primarily due to increases of $0.2 million in stock compensation expense and a $0.2 million increase in other professional fees.

Property general and administrative expenses. Property general and administrative expenses were $2.4 million for the three months ended September 30, 2022 compared to $2.1 million for the three months ended September 30, 2021, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.1 million increase in professional fees and a $0.1 million increase in other entity expense.

Depreciation and amortization. Depreciation and amortization costs were $25.2 million for the three months ended September 30, 2022 compared to $21.6 million for the three months ended September 30, 2021, which was an increase of approximately $3.6 million.  The increase between the periods was primarily due to an increase of $0.1 million in amortization of intangible lease assets and an increase in depreciation expense of approximately $3.5 million, which was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $11.8 million for the three months ended September 30, 2022 compared to $11.5 million for the three months ended September 30, 2021. There was an increase in interest on debt of approximately $9.4 million as a result of increased interest rates and decreases in interest rate swap expense and interest rate caps expense of approximately $7.2 million and $2.2 million, respectively. The following table details the various costs included in interest expense for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change
Interest on debt	$16,661	$7,239	$9,422
Amortization of deferred financing costs	734	525	209
Interest rate swap expense	(3,468)	3,744	(7,212)
Interest rate caps expense	(2,161)	23	(2,184)
Total	$11,766	$11,531	$235

The nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

The following table sets forth a summary of our operating results for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change
Total revenues	$194,603	$160,743	$33,860
Total expenses	(173,775)	(147,194)	(26,581)
Operating income	20,828	13,549	7,279
Interest expense	(34,804)	(32,830)	(1,974)
Casualty gains	357	2,379	(2,022)
Miscellaneous income	526	1,505	(979)
Loss on extinguishment of debt and modification costs	—	(328)	328
Net loss	(13,093)	(15,725)	2,632
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(46)	(47)	1
Net loss attributable to common stockholders	$(13,047)	$(15,678)	$2,631

The change in our net loss for the nine months ended September 30, 2022 as compared to the net loss for the nine months ended September 30, 2021 primarily relates to a decrease in casualty gains and increases in operating expenses and interest expense, partially offset by an increase in total revenues.

Revenues

Rental income. Rental income was $189.9 million for the nine months ended September 30, 2022 compared to $156.3 million for the nine months ended September 30, 2021, which was an increase of approximately $33.6 million. The increase between the periods was primarily due to a 20.1% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,446 as of September 30, 2022 from $1,204 as of September 30, 2021. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $4.7 million for the nine months ended September 30, 2022 compared to $4.4 million for the nine months ended September 30, 2021, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.3 million increase in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $42.7 million for the nine months ended September 30, 2022 compared to $35.1 million for the nine months ended September 30, 2021, which was an increase of approximately $7.6 million. The increase between the periods was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The increase between the periods was also due to a $0.9 million increase in casualty losses, $0.8 million increase in water and sewer, $0.4 million increase in bonuses for leasing and renewal, and approximately $5.5 million increase in all other property operating expenses combined.

Real estate taxes and insurance. Real estate taxes and insurance costs were $27.7 million for the nine months ended September 30, 2022 compared to $24.9 million for the nine months ended September 30, 2021, which was an increase of approximately $2.8 million. The increase between the periods was primarily due to a $2.2 million, or 10.4%, increase in property taxes and a $0.6 million, or 22.6%, increase in property insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $5.6 million for the nine months ended September 30, 2022 and $4.6 million for the nine months ended September 30, 2021. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $5.6 million for the nine months ended September 30, 2022 and $5.7 million for the nine months ended September 30, 2021 which was a decrease of approximately $0.1 million. For the nine months ended September 30, 2022 and 2021, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $15.5 million and $12.6 million. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $11.1 million for the nine months ended September 30, 2022 compared to $9.1 million for the nine months ended September 30, 2021, which was an increase of approximately $2.0 million. The increase was primarily due to increases in other professional fees of $0.9 million and stock compensation expense of $0.7 million.

Property general and administrative expenses. Property general and administrative expenses were $6.6 million for the nine months ended September 30, 2022 compared to $5.5 million for the nine months ended September 30, 2021, which was an increase of approximately $1.3 million. The increase was primarily due to an increase in centralized services, other entity expenses, and professional fees of $0.3 million, $0.2 million, and $0.1 million, respectively.

Depreciation and amortization. Depreciation and amortization costs were $74.5 million for the nine months ended September 30, 2022 compared to $62.3 million for the nine months ended September 30, 2021, which was an increase of approximately $12.2 million. The increase between the periods was primarily due an increase in amortization of intangible lease assets of $1.8 million and an increase of $10.3 million in depreciation expense, which was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the initial year of operations for each property.

Other Income and Expense

Interest expense. Interest expense was $34.8 million for the nine months ended September 30, 2022 compared to $32.8 million for the nine months ended September 30, 2021, which was an increase of approximately $2.0 million. The increase between the periods was primarily due an increase in interest on debt of $15.1 million as a result of increased interest rates, partially offset by decreases in interest rate swap and interest rate caps expenses of approximately $10.0 million and $3.6 million. The following table details the various costs included in interest expense for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change
Interest on debt	$35,136	$20,030	$15,106
Amortization of deferred financing costs	2,033	1,581	452
Interest rate swap expense	1,160	11,153	(9,993)
Interest rate caps expense	(3,525)	66	(3,591)
Total	$34,804	$32,830	$1,974

Loss on extinguishment of debt and modification costs.  There were no loss on extinguishment of debt and modification costs for the nine months ended September 30, 2022 compared to a $0.3 million loss for the nine months ended September 30, 2021, which was a decrease of approximately $0.3 million. The decrease between the periods was due to a decrease in write-off of deferred financing costs of approximately $0.3 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change
Prepayment penalties and defeasance costs	$—	$—	$—
Write-off of deferred financing costs	—	328	(328)
Debt modification and other extinguishment costs	—	—	—
Total	$—	$328	$(328)

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (6) casualty-related expenses/(recoveries) and casualty gains (losses), (7) pandemic expense and (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

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

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2022 and 2021

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2022 and 2021 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Net loss		$(599)	$(5,407)	$(13,093)	$(15,725)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		1,904	1,938	5,615	5,706
Corporate general and administrative expenses		3,818	3,152	11,116	9,070
Casualty-related expenses/(recoveries)	(1)	(2,976)	120	666	(272)
Casualty gain		—	—	(357)	(2,379)
Pandemic expense		—	11	—	46
Property general and administrative expenses	(2)	728	712	2,035	1,660
Depreciation and amortization		25,224	21,591	74,490	62,335
Interest expense		11,766	11,531	34,804	32,830
Loss on extinguishment of debt and modification costs		—	—	—	328
NOI		$39,865	$33,648	$115,276	$93,599
Less Non-Same Store
Revenues		(6,155)	(2,570)	(21,647)	(8,467)
Operating expenses		2,361	1,033	7,882	3,412
Operating income		(16)	(226)	(30)	(872)
Same Store NOI		$36,055	$31,885	$101,481	$87,672

(1)	Adjustment to net loss to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)

Adjustment to net loss to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2022 and 2021

There are 36 properties encompassing 13,930 units of apartment space in our same store pool for the three months ended September 30, 2022 and 2021 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the following five properties in our Portfolio as of September 30, 2022: Cutter’s Point, Six Forks Station, High House at Cary, The Adair and Estates on Maryland as well as the 74 units that are currently down (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2022 and 2021 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Same Store
Rental income	$60,407	$52,441	$7,966	15.2%
Other income	1,489	1,373	116	8.4%
Same Store revenues	61,896	53,814	8,082	15.0%
Non-Same Store
Rental income	6,093	2,477	3,616	N/M
Other income	62	93	(31)	-33.3%
Non-Same Store revenues	6,155	2,570	3,585	N/M
Total revenues	68,051	56,384	11,667	20.7%

Operating expenses
Same Store
Property operating expenses (1)	14,037	11,982	2,055	17.2%
Real estate taxes and insurance	8,682	7,433	1,249	16.8%
Property management fees (2)	1,783	1,561	222	14.2%
Property general and administrative expenses (3)	1,521	1,292	229	17.7%
Same Store operating expenses	26,023	22,268	3,755	16.9%
Non-Same Store
Property operating expenses (4)	1,309	670	639	N/M
Real estate taxes and insurance	737	213	524	N/M
Property management fees (2)	177	78	99	N/M
Property general and administrative expenses (5)	138	72	66	N/M
Non-Same Store operating expenses	2,361	1,033	1,328	N/M
Total operating expenses	28,384	23,301	5,083	21.8%

Operating income
Same Store
Miscellaneous income	182	339	(157)	-46.3%
Non-Same Store
Miscellaneous income	16	226	(210)	N/M
Total operating income	198	565	(367)	-65.0%

NOI
Same Store	36,055	31,885	4,170	13.1%
Non-Same Store	3,810	1,763	2,047	116.1%
Total NOI	$39,865	$33,648	$6,217	18.5%
(1)	For the three months ended September 30, 2022 and 2021, excludes approximately $(1,822,000) and $136,000, respectively, of casualty-related expenses/(recoveries).
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended September 30, 2022 and 2021, excludes approximately $634,000 and $599,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)	For the three months ended September 30, 2022 and 2021, excludes approximately $1,154,000 and $5,000, respectively, of casualty-related recoveries.
(5)

For the three months ended September 30, 2022 and 2021, excludes approximately $94,000 and $113,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2022 and 2021.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2022 and 2021

As of September 30, 2022, our Q3 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,445. As of September 30, 2021, our Q3 Same Store properties were approximately 95.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,210. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

Revenues

Rental income. Rental income was $60.4 million for the three months ended September 30, 2022 compared to $52.4 million for the three months ended September 30, 2021, which was an increase of approximately $8.0 million, or 15.2%. The majority of the increase is related to a 19.4% increase in the weighted average monthly effective rent per occupied apartment unit to $1,445 as of September 30, 2022 from $1,210 as of September 30, 2021, partially offset by a 1.3% decrease in occupancy.

Other income. Other income was $1.5 million for the three months ended September 30, 2022, compared to $1.4 million for the three months ended September 30, 2021.

Expenses

Property operating expenses. Property operating expenses were $14.0 million for the three months ended September 30, 2022 compared to $12.0 million for the three months ended September 30, 2021, which was an increase of $2.0 million, or 17.2%. The majority of the increase is related to a $2.4 million, or 19.3% increase in repair and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.7 million for the three months ended September 30, 2022 compared to $7.4 million for the three months ended September 30, 2021, which was an increase of approximately $1.3 million, or 16.8%. The increase is primarily related to a $0.6 million, or 2.9%, increase in property taxes and a $0.4 million, or 11.9% increase in insurance expense.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2022 compared to $1.6 million for the three months ended September 30, 2021, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $1.5 million for the three months ended September 30, 2022 compared to $1.3 million for the three months ended September 30, 2021, which was an increase of approximately $0.2 million. The majority of the increase was related to increases in professional fees, licenses fees, and locator fees.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2022 and 2021

There are 34 properties encompassing 13,426 units of apartment space in our same store pool for the nine months ended September 30, 2022 and 2021 (our “Same Store” properties). Our Same Store properties exclude the following seven properties in our Portfolio as of September 30, 2022: Cutter’s Point, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, High House at Cary, The Adair and Estates on Maryland as well as the 74 units that are currently down (see Note 5).

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2022 and 2021 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Same Store
Rental income	$168,628	$148,005	$20,623	13.9%
Other income	4,328	4,271	57	1.3%
Same Store revenues	172,956	152,276	20,680	13.6%
Non-Same Store
Rental income	21,321	8,300	13,021	N/M
Other income	326	167	159	N/M
Non-Same Store revenues	21,647	8,467	13,180	N/M
Total revenues	194,603	160,743	33,860	21.1%

Operating expenses
Same Store
Property operating expenses (1)	37,783	33,180	4,603	13.9%
Real estate taxes and insurance	25,152	24,129	1,023	4.2%
Property management fees (2)	5,011	4,382	629	14.4%
Property general and administrative expenses (3)	4,025	3,546	479	13.5%
Same Store operating expenses	71,971	65,237	6,734	10.3%
Non-Same Store
Property operating expenses (4)	4,220	2,162	2,058	N/M
Real estate taxes and insurance	2,518	747	1,771	N/M
Property management fees (2)	618	258	360	N/M
Property general and administrative expenses (5)	526	245	281	N/M
Non-Same Store operating expenses	7,882	3,412	4,470	N/M
Total operating expenses	79,853	68,649	11,204	16.3%

Operating income
Same Store
Miscellaneous income	496	633	(137)	-21.6%
Non-Same Store
Miscellaneous income	30	872	(842)	N/M
Total operating income	526	1,505	(979)	-65.0%

NOI
Same Store	101,481	87,672	13,809	15.8%
Non-Same Store	13,795	5,927	7,868	N/M
Total NOI	$115,276	$93,599	$21,677	23.2%

(1)	For the nine months ended September 30, 2022 and 2021, excludes approximately $3,137,000 and $232,000, respectively, of casualty-related recoveries.

(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the nine months ended September 30, 2022 and 2021, excludes approximately $1,811,000 and $1,399,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

(4)	For the nine months ended September 30, 2022 and 2021, excludes approximately $(66,000) and $6,000, respectively, of casualty-related recoveries.
(5)

For the nine months ended September 30, 2022 and 2021, excludes approximately $224,000 and $261,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2022 and 2021.”

Same Store Results of Operations for the Nine Months Ended September 30, 2022 and 2021

As of September 30, 2022, our Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,448. As of September 30, 2021, our Same Store properties were approximately 95.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,208. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

Revenues

Rental income. Rental income was $168.6 million for the nine months ended September 30, 2022 compared to $148.0 million for the nine months ended September 30, 2021, which was an increase of approximately $20.6 million, or 13.9%. The majority of the increase is related to a 19.9% increase in the weighted average monthly effective rent per occupied apartment unit to $1,448 as of September 30, 2022 from $1,208 as of September 30, 2021, partially offset by a 1.4% decrease in occupancy.

Other income. Other income was $4.3 million for the nine months ended September 30, 2022 compared to $4.3 million for the nine months ended September 30, 2021.

Expenses

Property operating expenses. Property operating expenses were $37.8 million for the nine months ended September 30, 2022 compared to $33.2 million for the nine months ended September 30, 2021, which was an increase of approximately $4.6 million, or 13.9%. The majority of the increase is related to a $2.4 million, or 19.3%, increase in repairs and maintenance and a $1.2 million, or 9.0%, increase in payroll.

Real estate taxes and insurance. Real estate taxes and insurance costs were $25.2 million for the nine months ended September 30, 2022 compared to $24.1 million for the nine months ended September 30, 2021, which was an increase of approximately $1.1 million, or 4.2%. The majority of the increase is related to a $0.6 million, or 2.9%, increase in property tax. Additionally, insurance expense increased by $0.4 million, or 11.9%.

Property management fees. Property management fees were $5.0 million for the nine months ended September 30, 2022 compared to $4.4 million for the nine months ended September 30, 2021, which was an increase of approximately $0.6 million, or 14.4%. The majority of the increase is related to a $20.6 million, or 13.9%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.0 million for the nine months ended September 30, 2022 compared to $3.5 million for the nine months ended September 30, 2021, which was an increase of approximately $0.5 million. The majority of the increase was related to increases in professional fees, licenses fees, and locator fees of approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021	% Change (1)
Net loss		$(599)	$(5,407)	$(13,093)	$(15,725)	-16.7%
Depreciation and amortization		25,224	21,591	74,490	62,335	19.5%
Adjustment for noncontrolling interests		(99)	(49)	(228)	(140)	N/M
FFO attributable to common stockholders		24,526	16,135	61,169	46,470	31.6%

FFO per share - basic		$0.96	$0.64	$2.39	$1.85	29.2%
FFO per share - diluted		$0.96	$0.64	$2.39	$1.85	29.2%

Loss on extinguishment of debt and modification costs		—	—	—	328	N/M
Casualty-related expenses/(recoveries)		(2,976)	120	666	(272)	N/M
Casualty gains		—	—	(357)	(2,379)	N/M
Pandemic expense		—	11	—	46	N/M
Amortization of deferred financing costs - acquisition term notes		281	150	786	499	N/M
Adjustment for noncontrolling interests		11	—	(3)	6	N/M
Core FFO attributable to common stockholders		21,842	16,416	62,261	44,698	39.3%

Core FFO per share - basic		$0.85	$0.65	$2.43	$1.78	36.5%
Core FFO per share - diluted		$0.85	$0.65	$2.43	$1.78	36.5%

Amortization of deferred financing costs - long term debt		453	375	1,247	1,082	15.2%
Equity-based compensation expense		2,025	1,807	5,906	5,211	13.3%
Adjustment for noncontrolling interests		(10)	(7)	(27)	(19)	42.1%
AFFO attributable to common stockholders		24,310	18,591	69,387	50,972	36.1%

AFFO per share - basic		$0.95	$0.74	$2.71	$2.03	33.5%
AFFO per share - diluted		$0.95	$0.74	$2.71	$2.03	33.5%

Weighted average common stock outstanding - basic		25,598	25,175	25,630	25,128	2.0%
Weighted average common stock outstanding - diluted		25,598	25,175	25,630	25,128	2.0%

Dividends declared per common share		$0.38	$0.34	$1.14	$1.02	11.4%

FFO Coverage - diluted	(2)	2.52x	1.88x	2.10x	1.81x	16.02%
Core FFO Coverage - diluted	(2)	2.25x	1.91x	2.13x	1.74x	22.60%
AFFO Coverage - diluted	(2)	2.50x	2.16x	2.38x	1.98x	19.88%

(1)	Represents the percentage change for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2022 as compared to the three months ended September 30, 2021

FFO was $24.5 million for the three months ended September 30, 2022 compared to $16.1 million for the three months ended September 30, 2021, which was an increase of approximately $8.4 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $11.7 million, partially offset by increases in operating expenses.

Core FFO was $21.8 million for the three months ended September 30, 2022 compared to $16.4 million for the three months ended September 30, 2021, which was an increase of approximately $5.4 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, partially offset by an increase in casualty-related recoveries gains of $3.0 million.

AFFO was $24.3 million for the three months ended September 30, 2022 compared to $18.6 million for the three months ended September 30, 2021, which was an increase of approximately $5.7 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in equity-based compensation expense of $0.2 million.

The nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

FFO was $61.2 million for the nine months ended September 30, 2022 compared to $46.5 million for the nine months ended September 30, 2021, which was an increase of approximately $14.7 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $33.9 million, partially offset by an increase in operating expenses.

Core FFO was $62.3 million for the nine months ended September 30, 2022 compared to $44.7 million for the nine months ended September 30, 2021, which was an increase of approximately $17.6 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in casualty related expenses of $0.9 million, and an increase in amortization of deferred financing costs - acquisition term notes of $0.3 million.

AFFO was $69.4 million for the nine months ended September 30, 2022 compared to $51.0 million for the nine months ended September 30, 2021, which was an increase of approximately $18.4 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase of equity-based compensation expense of $0.7 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of September 30, 2022, we had approximately $15.3 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the nine months ended September 30, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program. The Company paid approximately $0.1 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital (see Note 8 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2022.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$69,582	$57,914
Net cash used in investing activities	(179,536)	(222,955)
Net cash provided by financing activities	87,873	175,310
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,081)	10,269
Cash, cash equivalents and restricted cash, beginning of period	88,696	57,015
Cash, cash equivalents and restricted cash, end of period	$66,615	$67,284

Cash flows from operating activities. During the nine months ended September 30, 2022, net cash provided by operating activities was $69.6 million compared to net cash provided by operating activities of $57.9 million for the nine months ended September 30, 2021. The change in cash flows from operating activities was mainly due to an increase in total revenues.

Cash flows from investing activities. During the nine months ended September 30, 2022, net cash used in investing activities was $179.5 million compared to net cash used in investing activities of $223.0 million for the nine months ended September 30, 2021. The change in cash flows from investing activities was mainly due to our acquisition activity in 2022 and 2021 and disposition activity in 2020 and a decrease in insurance proceeds received from casualty losses.

Cash flows from financing activities. During the nine months ended September 30, 2022, net cash provided by financing activities was $87.9 million compared to net cash provided by financing activities of $175.3 million for the nine months ended September 30, 2021. The change in cash flows from financing activities was mainly due to an increase in repurchases of common stock of $11.1 million, a decrease in mortgage proceeds received of $29.7 million, and a decrease in credit facilities proceeds received of $230 million, partially offset by a decrease in credit facility payments of $193 million.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2022, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.4 billion at a weighted average interest rate of 4.58% and an adjusted weighted average interest rate of 2.80%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.0682% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2022, interest rate swap agreements effectively covered 91% of our $1.3 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2022, interest rate cap agreements covered $537.1 million of our $1.3 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $537.1 million of our floating rate mortgage debt at a weighted average rate of 4.67%.

On October 4, 2022, the Company entered into an agreement with KeyBank as a Freddie Mac servicer to refinance $790.5 million of its first mortgage debt relating to 19 properties that had original loan maturities ranging from July 1, 2024 to July 1, 2028.  The new loan is expected to have a 10-year term and bear interest at an annual rate of 30-day average SOFR plus 155 basis points.  The loan will begin amortizing after the first 5 years.  The loan is expected to close on or before November 30, 2022.

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

Corporate Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). As of September 30, 2022, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2024 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of September 30, 2022, there was $335.0 million in aggregate principal outstanding under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of September 30, 2022, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 6.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eleven interest rate swap transactions with KeyBank and two with Truist (collectively the “Counterparties”) with a combined notional amount of $1.2 billion. As of September 30, 2022, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			1,167,500	1.0682%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2022, one-month LIBOR was 3.14%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of September 30, 2022, one-month LIBOR was 3.14%.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2022 for the next five calendar years subsequent to September 30, 2022. We used one-month LIBOR as of September 30, 2022 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,275,372	$313	$20,925	$326,697	$191,105	$423,149	$313,183
Interest expense	(1)	121,328	8,699	33,758	26,951	21,989	16,182	13,750
Total		$1,396,700	$9,012	$54,683	$353,648	$213,094	$439,331	$326,933

Held For Sale Property Mortgage Debt
Principal payments		$82,971	$—	$—	$68,160	$14,811	$—	$—
Interest expense		7,856	1,010	4,006	2,337	503	—	—
Total		$90,827	$1,010	$4,006	$70,497	$15,314	$—	$—

Credit Facility
Principal payments		$335,000	$—	$—	$335,000	$—	$—	$—
Interest expense		32,932	4,733	18,851	9,348	—	—	—
Total		$367,932	$4,733	$18,851	$344,348	$—	$—	$—

Total contractual obligations and commitments	(2)	$1,855,459	$14,755	$77,540	$768,493	$228,408	$439,331	$326,933

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2022, we had entered into eleven interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of September 30, 2022 to determine our expected settlements through the terms of the interest rate swaps.

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

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended September 30, 2022 and 2021, the Company incurred advisory and administrative fees of $1.9 million and $1.9 million, respectively. For the nine months ended September 30, 2022 and 2021, advisory and administrative fees were $5.6 million and $5.7 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. We expect to roll out this service to our other properties in the future. As of September 30, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the nine months ended September 30, 2022, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2022, we had approximately $15.3 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2022	2021	2022	2021
Interior	(1)	$6,946	$2,739	$17,584	$11,278
Exterior and common area		3,519	1,498	6,874	7,773
Total rehab expenditures		$10,465	$4,237	$24,458	$19,051

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2022 and 2021, we completed full and partial interior rehabs on 1,830 and 911 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2022 and 2021.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2022. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2022 of $0.38 per share on July 25, 2022 which was paid on September 30, 2022 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2022 and 2021. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2022, we had total indebtedness of $1.7 billion at a weighted average interest rate of 4.72%, of which $1.6 billion was debt with a floating interest rate. As of September 30, 2022, interest rate swap agreements effectively covered 91% of our $1.3 billion of floating rate mortgage debt outstanding and 0.0% of our $335.0 million floating rate Credit Facility. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.0682% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of September 30, 2022.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2022, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $537.1 million of our floating rate mortgage debt at a weighted average rate of 4.67% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into thirteen interest rate swap transactions with the Counterparties with a combined notional amount of $1.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in reference rates would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of September 30, 2022, of the amounts illustrated in the table below for our indebtedness as of September 30, 2022 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,140
0.50%	2,280
0.75%	3,420
1.00%	4,560

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our floating rate mortgages and credit facilities, as these costs could increase at a rate higher than our rental and other revenue. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Except as noted above, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 18, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. During the nine months ended September 30, 2022, the Company repurchased 168,473 shares of its common stock. During the nine months ended September 30, 2021, the Company repurchased no shares of its common stock. Since the inception of the Share Repurchase Program through September 30, 2022, the Company had repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.37 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,451,722	$25.70	2,451,722	$33.6
July 1 – July 31	—	—	—	33.6
August 1 – August 31	98,906	60.57	98,906	27.6
September 1 – September 30	—	—	—	27.6
Total as of September 30, 2022	2,550,628	$28.37	2,550,628	$27.6

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	October 26, 2022
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	October 26, 2022
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)