Form 10-K
period 2022-12-31
NexPoint Residential Trust, Inc.
filed 2023-02-24
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2022 was approximately $1,402,000,000.

As of February 23, 2023, the registrant had 25,549,319 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2022

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	macroeconomic trends including inflation and rising interest rates may adversely affect our financial conditions and results of operations;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value enhancement multifamily properties rather than more conservative investment strategies;
•	failure to succeed in new markets may have adverse consequences on our performance;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”);
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
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
•

risks associated with representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, distributions we make to our stockholders;

•	loss of key personnel of NexPoint Advisors, L.P. (our “Sponsor”), NexPoint Real Estate Advisors, L.P. (“our Adviser”) and our property manager;
•

the risk that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team or by our Sponsor or its affiliates;

•	risks associated with our Adviser’s ability to terminate the Advisory Agreement (as defined below);
•	our ability to change our major policies, operations and targeted investments without stockholder consent;
•	the substantial fees and expenses we pay to our Adviser and its affiliates;
•	risks associated with any potential internalization of our management functions;
•	conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their officers and employees;
•	the risk that we may compete with other entities affiliated with our Sponsor or property manager for properties and tenants;
•	failure to maintain our status as a REIT;
•	failure of our operating partnership to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•

compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	risks associated with our ownership of interests in TRSs;
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

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “portfolio”) through the OP and its wholly owned TRS. The OP owns approximately 99.9% of the portfolio; the TRS owns approximately 0.1% of the portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2022, there were 26,050,945 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 99,791, or 0.4%, were owned by noncontrolling limited partners (see Note 10 to our consolidated financial statements).

The Company is externally managed by the Adviser, through an agreement dated March 16, 2015, as amended, and renewed on February 22, 2023 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by the Sponsor.

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

As of December 31, 2022, the Company, through the OP and the wholly owned TRS, owned 40 properties representing 15,127 units in seven states, as further described under Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

2022 Highlights

Key highlights and transactions completed in 2022 include the following:

•

2020 ATM Program: On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities, Inc. f/k/a SunTrust Robinson Humphrey, Inc. (“Truist”, and together with Jefferies, Raymond James and KeyBanc, the “2020 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, Truist, or their respective affiliates, through the 2020 ATM Program. During the year ended December 31, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program. The Company paid approximately $0.1 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. The following table contains summary information of the 2020 ATM Program since inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,353,015
Net proceeds	60,023,287
Average price per share, net	$53.55

•	Acquisitions: We completed two acquisitions in 2022. Details of the acquisition are in the table below (dollars in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
The Adair	Sandy Springs, Georgia	April 1, 2022	$65,500	$35,115	232	100%
Estates on Maryland	Phoenix, Arizona	April 1, 2022	77,900	43,157	330	100%
			$143,400	$78,272	562

(1)	For additional information regarding our debt, see Note 6 to our consolidated financial statements.
•	Dispositions: We sold one property totaling 260 units in 2022. Details of the dispositions are in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)	Gain on Sale of Real Estate
Hollister Place	Houston, Texas	December 29, 2022	$36,750	$14,811	$21,496	$14,684

(1)	Represents the outstanding principal balance when the loan was repaid.
(2)	Represents sales price, net of closing costs.

•

Renovations: For the properties in our portfolio as of December 31, 2022, we completed full and partial renovations on 2,409 units at an average cost of $10,888 per renovated unit. Since inception, for the properties in our portfolio as of December 31, 2022, we have completed full and partial renovations on 7,633 units at an average cost of $8,151 per renovated unit that has been leased as of December 31, 2022. We have achieved average rent growth of 13.8%, or a $149 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2022, resulting in a return on investment on capital expended for interior renovations of 22.0%.

•

Dividends: We declared dividends totaling $40.8 million, or $1.560 per share for the year ended December 31, 2022. During the fourth quarter of 2022, we increased our quarterly dividend for the sixth time since the Spin-Off to $0.42 per share, which was an increase of $0.04 per share, or a 10.5% increase, over our previous quarterly dividends declared in 2022. The increase in our quarterly dividend to $0.42 per share is an increase of $0.21 per share, or a 103.9% increase, over our quarterly dividends declared from the Spin-Off. Our fourth quarter dividend equates to a 3.9% annualized yield based on our closing share price of $43.52 on December 31, 2022.

•

Results of Operations and Non-GAAP Measures: We reported the following net income, net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2022 as compared to the year ended December 31, 2021 (dollars in thousands):

		For the Year Ended December 31,
		2022		2021	$ Change		% Change
Net income (loss)		$(9,291)		$23,106	$(32,397)	(1)	-140.2%
NOI	(2)	157,424	(3)	128,763	28,661		22.3%
FFO attributable to common stockholders	(2)	73,397		63,579	9,818		15.4%
Core FFO attributable to common stockholders	(2)	81,800		62,487	19,313		30.9%
AFFO attributable to common stockholders	(2)	91,370		70,919	20,451		28.8%

(1)

The change in our net income (loss) between the periods primarily relates to a decrease in gain on sales of real estate of $31.5 million and increases in property operating expenses of $10.5 million and depreciation and amortization expense of $10.7 million, partially offset by an increase in total revenues of $44.8 million.

(2)

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).

(3)	Prior year NOI was updated to include current year NOI add backs.
•

Same Store Growth: There are 31 properties encompassing 12,210 units of apartment space in our same store pool for the years ended December 31, 2022 and 2021 (our “2021-2022 Same Store” properties). Our 2021-2022 Same Store properties exclude the following 9 properties in our portfolio as of December 31, 2022: Cutter’s Point, Old Farm, Stone Creek at Old Farm, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, High House at Cary, The Adair, and Estates on Maryland as well as the 106 units that are currently down (see Note 5 to our consolidated financial statements). For our 2021-2022 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

Operating Metric	2022	2021	% Change
Occupancy (1)	94.1%	94.3%	-0.2%
Average Effective Monthly Rent Per Unit (2)	$1,493	$1,267	17.8%
Rental income (in thousands)	$210,179	$183,696	14.4%
Other income (in thousands)	$5,455	$5,428	0.5%
NOI (in thousands)	$129,279	$111,265	16.2%

(1)	Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.
(2)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•

Amended and Restated Corporate Credit Facility: On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist Bank”), as administrative agent, and the lenders from time to time party thereto (the “Amended and Restated Corporate Credit Facility”). $225 million of the Amended and Restated Corporate Credit Facility was a revolving credit facility and $25 million of the Amended and Restated Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Amended and Restated Corporate Credit Facility, the Company, through the OP, terminated its prior $225.0 million revolving credit facility with Truist Bank, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Amended and Restated Corporate Credit Facility, the Amended and Restated Corporate Credit Facility may be increased up to an additional $100.0 million (the “Accordion Feature”) if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Amended and Restated Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. On December 30, 2022, the Company used proceeds from the sale of Hollister Place and the 19-property mortgage debt refinance to pay down $25.5 million of the Corporate Credit Facility. See Note 6 to our consolidated financial statements.

•

Refinance of 19 Properties in the Fourth Quarter of 2022: During the fourth quarter of 2022, the Company completed a cash out refinance on 19 of its properties. The refinance decreased the spread on 17 of the refinanced properties that were previously variable rates by an average spread of approximately 14 basis points, and transitioned two properties that were previously fixed rate mortgages to floating rate mortgages with a spread of 1.55%. The Company secured a spread rate of 1.55% on 18 of the properties, and 2.09% for one property. For all 19 of the refinanced properties, the Company transitioned from one-month LIBOR or fixed rates to one-month Term SOFR as the reference rate and pushed the maturity dates to December of 2032. The increase in maturity dates averaged over 7.5 years for the 19 refinanced properties.

•

Cash Position: At December 31, 2022, we had $51.8 million of cash on our balance sheet, of which $11.9 million was reserved for future renovations, and $23.1million was reserved for lender-required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

Our Real Estate Portfolio

As of December 31, 2022, we owned 40 properties representing 15,127 units that we lease in seven states that were approximately 94.1% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,480. For additional information regarding our portfolio, see Item 2, “Properties” and Notes 3, 4 and 5 to our consolidated financial statements.

We evaluate our operating performance on an individual property level and view our real estate assets as one industry segment and, accordingly, our properties are aggregated into one reportable segment.

Our Business Objectives and Strategies

Our primary business objectives are to:

•	deliver stable, attractive yields and long-term capital appreciation to our stockholders;
•	acquire multifamily properties in markets with attractive job growth and household formation fundamentals primarily in the Southeastern and Southwestern United States;
•	acquire assets at discounts to replacement cost;
•	implement a value-add program to increase returns to our stockholders;
•	own assets that provide lifestyle amenities and upgraded living spaces for low and moderate income renters; and
•	recycle capital from dispositions when economic and market conditions present opportunities that we believe are in the best interest of our stockholders.

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

At times, we may acquire properties from affiliates, including from Delaware statutory trusts managed by affiliates of our Adviser (“Advised DSTs”). On or about March 1, 2022, through our operating partnership, we sent an offer to acquire two properties from Advised DSTs. One property was a Class B apartment community consisting of 232 units located in the Atlanta, Georgia MSA (“Adair”). The other property was a Class A apartment community consisting of 330 units located in the Phoenix, Arizona MSA (“Estates”). The Operating Partnership acquired Adair and Estates through exchange rights granted to the Operating Partnership in the respective trust agreements for Adair and Estates. The total consideration for Adair was $65.5 million. The total consideration for Estates was $77.9 million. Affiliates of our Adviser own less than 2% of the Adair trust units and less than 1% of the Estates trust units and participated in the sales on the same terms as other holders. Under the exchange rights, the owners of the Advised DSTs were permitted to elect to receive either units of the Operating Partnership or cash for their proportionate share of the consideration. The transaction closed in the second quarter of 2022.

Our Adviser’s investment approach includes active management of each property acquired. Our Adviser believes that active management is critical to creating value. Prior to the purchase of a property, BH Management Services, LLC (“BH”) and our Adviser generally tour each property and develop a business strategy for the property. This includes a forecast of the action items to be taken and the capital needed to achieve the anticipated returns. Our Adviser reviews such property-level business strategies on an ongoing basis to anticipate changes or opportunities in the market. In an effort to keep properties in compliance with our underwriting standards and management strategies, our Adviser remains involved throughout the investment life cycle of each acquired property and actively consults with BH throughout the holding period.

Value-Add Strategy

We will continue to implement our value-add strategy at our properties where we believe we can achieve a significant increase in rents above what would otherwise be the case with purely organic market increases. Our value-add program has three components: 1) improvement of exteriors and common areas, 2) improvement of interiors and 3) management and cost improvements.

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2022, with the exception of the properties we acquired in 2022, we have renovated the exteriors and common areas at a majority of the properties in our portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards, 5) fiber internet and 6) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. Since inception, for the properties in our portfolio as of December 31, 2022, we have completed full and partial renovations on 7,633 units out of our 15,127 total units with an average monthly rental increase per unit of $149 and an average cost of $8,151 per renovated unit that has been leased as of December 31, 2022. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2022, we had reserved approximately $11.9 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 14,203 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•	manages approximately 106,000 multifamily units in 27 states and has managed multifamily communities for 30 years;
•	brings a scale of operations we could not otherwise achieve for approximately 3% of gross income, which is the contracted amount we pay for its property management services;
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

Public Stockholders
Common Shares (100%)
NexPoint Residential Trust, Inc.
Advisory Services
NexPoint Real Estate Advisors, L.P.
Sole Member
Sole Member
NexPoint Residential Trust Operating Partnership GP, LLC
Limited Partner (99.5% Ownership)
General Partner (0.1% Ownership)
BH Equities, LLC*
Noncontrolling Limited Partner (0.3% Ownership)
TRS
NexPoint Residential Trust Operating Partnership, L.P.
Other OP Unit Holders*
Noncontrolling Limited Partners (0.1% Ownership)
0.1%
99.9%
100%
100%
NXRT NLMF Member, LLC
LLC Subsidiaries
LLC Subsidiaries
10 Properties*
30 Properties*

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
•

monitoring our compliance with regulatory requirements, including the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, New York Stock Exchange (“NYSE”) rules and regulations of the Code to maintain our status as a REIT;

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

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 22, 2023, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term.

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

Human Capital Disclosure

As of December 31, 2022, we had three employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	macroeconomic trends including inflation and rising interest rates may adversely affect our financial conditions and results of operations;
•	risks associated with the COVID-19 pandemic, including unpredictable variants and the future outbreak of other highly infectious or contagious diseases;
•	risks associated with the ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value enhancement multifamily properties rather than more conservative investment strategies;
•	failure to succeed in new markets may have adverse consequences on our performance;
•	competition for attractive investment opportunity and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	high costs associated with the compliance with various accessibility, environmental, building and health and safety laws and regulations;
•

risks associated with buying owning and selling apartment communities, including contingent or unknown liabilities related to the properties and the risk that we may not be able to yield anticipated results or sell certain properties;

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

•

risks associated with representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, distributions we make to our stockholders;

•	loss of key personnel of our Sponsor, our Adviser and our property manager;
•

the risk that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team or by our Sponsor or its affiliates;

•	risks associated with our Adviser’s ability to terminate the Advisory Agreement (as defined below);
•	our ability to change our major policies, operations and targeted investments without stockholder consent;
•	the substantial fees and expenses we pay to our Adviser and its affiliates;
•	risks associated with any potential internalization of our management functions;
•	conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their officers and employees;
•	the risk that we may compete with other entities affiliated with our Sponsor or property manager for properties and tenants;
•	failure to maintain our status as a REIT;
•	failure of our operating partnership to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•

compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	risks associated with our ownership of interests in TRSs;
•	the recognition of taxable gains from the sale of properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Code
•	the risk that the IRS may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers;
•	the risk that legal proceedings we become involved in from time to time could adversely affect our business; and
•	the risk that acts of violence could decrease the value of our assets and have an adverse effect on our business and results of operations.

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, our rental rates, rent collections, operating expenses, the market value of our properties and our ability to strategically acquire, dispose, recapitalize or refinance our multifamily properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates is adversely affected by increases in supply of multifamily communities in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, COVID-19 inflation, interest rates, a recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including debt service and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our multifamily properties would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our assets. Factors that may affect our occupancy levels, our revenues, our NOI and/or the value of our properties include the following, among others:

•	downturns in global, national, regional and local economic conditions;
•	declines in the financial condition of our residents, which may make it more difficult for us to collect rents from these residents;
•	the inability or unwillingness of our residents to pay rent increases;
•	a decline in household formation;
•	a decline in employment or lack of employment growth;
•	an oversupply of, or a reduced demand for, apartment homes;
•	changes in market rental rates in our core markets;
•	our ability to renew leases or re-lease space on favorable terms;
•	the timing and costs associated with property improvements, repairs and renovations, including supply chain issues, inflation and labor shortages;
•	declines in mortgage interest rates, making home and condominium ownership more affordable;
•	changes in home loan lending practices, including the easing of credit underwriting standards, increasing the availability of home loans and thereby reducing demand for apartment homes;
•	government or builder incentives which enable first-time homebuyers to put little or no money down, making alternative housing options more attractive;
•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and
•

economic conditions that could cause an increase in our operating expenses, such as increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site associates and routine maintenance.

•	the COVID-19 pandemic and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or treat its impact of COVID-19.

Macroeconomic trends including inflation, rising interest rates or recession may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated to historically high levels and may continue at an elevated level in the near-term. Rising inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs. Inflationary pressures have also increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results.

The U.S. Federal Reserve began rapidly raising the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability, and has signaled that the federal funds rate may continue to rise in 2023. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions have resulted in an increase in prevailing interest rates. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine adds, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases may also generally impair the performance of investments, increase funding costs, limit access to the capital markets or result in decisions by lenders not to extend credit. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and continues to evolve. Additionally, the emergence of new variants of COVID-19 are unpredictable and current vaccines and treatments may not be effective against new variants.

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

•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Amended and Restated Corporate Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to request further increases to our Amended and Restated Corporate Credit Facility and pay dividends, among other things;

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

As of December 31, 2022, we had approximately $1.5 billion and $119.5 million of outstanding consolidated indebtedness under our Freddie Mac and Fannie Mae mortgage loans, respectively. We rely on national and regional institutions, including Freddie Mac and Fannie Mae, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is uncertainty regarding the futures of Freddie Mac and Fannie Mae. Should Freddie Mac and Fannie Mae have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

A decrease in residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in occupancy rates.

A decrease in residential mortgage interest rates and government-sponsored programs to promote home ownership may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the occupancy rates of our properties.

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

We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our assets. We are also subject to the following risks in connection with sales of our apartment communities:

•

a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as an exchange under Section 1031 of the Code (“1031 Exchanges”) so that any related capital gain can be deferred for U.S. federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and

•

U.S. federal income tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

As of December 31, 2022, approximately $1.6 billion of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2022, eleven interest rate swap agreements, with a combined notional amount of $1.2 billion and terms expiring in 2024, 2025 and 2026, effectively fix the interest rate on $1.2 billion, or 71%, of our $1.6 billion of floating rate debt outstanding. As of December 31, 2022, the interest rate cap agreements we have entered into effectively cap the applicable reference rate on $1.3 billion of our floating rate mortgage debt outstanding at a weighted average rate of 5.81% for the term of the agreements, which is generally 3-4 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. In December 2022, the FASB issued an update to Topic 848 – officially pushing back the sunset date for LIBOR transition from December 31, 2022, to December 31, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities. It is unknown whether a SOFR reference rate will attain market acceptance as a replacement for LIBOR.

If LIBOR is no longer available, our loan documents generally give our lenders the discretion to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. As of December 31, 2022, approximately 31.6% of our floating rate mortgage debt outstanding is based on one-month LIBOR.

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

As of December 31, 2022, there was $1.6 billion of mortgage debt outstanding related to our portfolio.

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

Risks Related to Our Structure

The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Adviser and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.

Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. The Board has formed an independent special committee to oversee a review of the UBS Lawsuit and its potential impact on the Company.

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

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our Adviser, members of our Adviser’s management team or sponsored by our former affiliate Highland or its affiliates. In addition, the previously sponsored investment programs by Highland were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Highland affiliates. We also cannot assure you that we will replicate the historical results achieved by entities managed by affiliates of our Adviser or members of the management team, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

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

Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, but not limited to, NexPoint Real Estate Finance, Inc., VineBrook Homes Trust, Inc, NexPoint Homes Trust, Inc., and NexPoint Diversified Real Estate Trust. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser or its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

We have elected to be taxed as a REIT under the Code. Our qualification as a REIT depends upon our ability to meet requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Meeting some of these requirements may involve the determination of various factual matters and circumstances not entirely within our control. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates, could be subject to increased state and local taxes and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of shares of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT and would not be allowed to re-elect REIT status for the four taxable years following the year in which we failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would materially and adversely affect us. In addition, we would no longer be required to make distributions to our stockholders.

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

Our OP intends to qualify as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting purposes. We cannot assure you, however, that the IRS will not challenge the status of our OP or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If classified as a partnership, our OP generally will not be a taxable entity and will not incur any U.S. federal income tax liability. However, our OP would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, the OP’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. If our OP were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRS we form in the future will be subject to corporate U.S. federal, state and local taxes. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any of these taxes would decrease cash available for distributions to stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of the other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.

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

The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits.

To continue qualifying as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT. Furthermore, our inability to make required distributions could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. For taxable years beginning before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. At the current maximum ordinary income tax rate of 37% applicable for taxable years beginning before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

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

We have listed shares of our common stock on the NYSE under the symbol “NXRT.” The price of NXRT common stock may fluctuate significantly. Further, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates or publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this annual report;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet income estimates;
•	failure to meet and maintain REIT qualifications; and
•	general market and economic conditions, including inflation, rising interest rates and the COVID-19 pandemic.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have subject matter jurisdiction, any state court located within the state of Maryland, or, if all such state courts do not have subject matter jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, (b) any derivative action or proceeding brought on behalf of the Corporation, (c) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (d) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the Charter or the Bylaws, (e) any action or proceeding to interpret, apply, enforce or determine the validity of the Charter or the Bylaws of the Company (including any right, obligation, or remedy thereunder), (f) any action or proceeding as to which the MGCL confers jurisdiction on the Circuit Court for Baltimore City, Maryland, or (g) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, except that the foregoing does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions.

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

The direct and indirect impacts of climate change may adversely affect our business.

We have been and may continue to be adversely impacted by the direct consequences of climate change, such as property damage due to increases in the frequency, duration and severity of extreme weather events, such as hurricanes and floods. Similarly, changes in precipitation levels could lead to increases in droughts or wildfires that could adversely impact demand for our communities. The increases in property damage due to these events have also contributed to the increases in costs we have faced in property insurance. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in delays and increased costs to complete our rehabilitation projects and increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, and, as a result, adversely impact our financial results and operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, our portfolio consisted of 40 properties representing 15,127 units in seven states. The following table provides a summary of the properties in our portfolio as of December 31, 2022:

					As of December 31, 2022
Properties by State	Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)
2021-2022 Same Store Properties
Texas
Arbors on Forest Ridge	Bedford, Texas	210	1/31/2014	$12,805	$1,191	92.4%	274	$2,631
Silverbrook	Grand Prairie, Texas	642	1/31/2014	30,400	1,216	90.5%	830	2,521
Versailles	Dallas, Texas	388	2/26/2015	26,165	1,236	92.8%	584	3,374
Venue at 8651	Fort Worth, Texas	333	10/30/2015	19,250	1,142	91.9%	488	4,010
Old Farm	Houston, Texas	734	12/29/2016	84,721	1,315	95.0%	—	—
Stone Creek at Old Farm	Houston, Texas	190	12/29/2016	23,332	1,378	92.1%	—	—
Atera Apartments	Dallas, Texas	380	10/25/2017	59,200	1,502	96.1%	532	1,610
Crestmont Reserve	Dallas, Texas	242	9/26/2018	24,680	1,194	95.0%	171	2,111
Summers Landing	Fort Worth, Texas	196	6/7/2019	19,396	1,188	93.4%	94	2,133
Florida
The Summit at Sabal Park	Tampa, Florida	252	8/20/2014	19,050	1,479	94.0%	436	3,039
Courtney Cove	Tampa, Florida	324	8/20/2014	18,950	1,395	94.4%	201	4,868
Sabal Palm at Lake Buena Vista	Orlando, Florida	400	11/5/2014	49,500	1,717	95.3%	656	723
Cornerstone	Orlando, Florida	430	1/15/2015	31,550	1,436	90.2%	369	5,140
Seasons 704 Apartments	West Palm Beach, Florida	222	4/15/2015	21,000	1,790	94.1%	188	5,746
Parc500	West Palm Beach, Florida	217	7/27/2016	22,421	1,835	95.9%	178	14,640
Avant at Pembroke Pines	Pembroke Pines, Florida	1,520	8/30/2019	322,000	2,050	94.9%	352	11,886
Residences at West Place	Orlando, Florida	342	7/17/2019	55,000	1,550	93.0%	50	5,828
Nevada
Bella Solara	Las Vegas, Nevada	320	11/22/2019	66,500	1,446	88.8%	71	9,635
Bloom	Las Vegas, Nevada	528	11/22/2019	106,500	1,390	89.8%	45	11,303
Torreyana Apartments	Las Vegas, Nevada	316	11/22/2019	68,000	1,567	93.4%	22	11,631
Georgia
The Preserve at Terrell Mill	Marietta, Georgia	752	2/6/2015	58,000	1,312	91.9%	590	9,882
Rockledge Apartments	Marietta, Georgia	708	6/30/2017	113,500	1,593	92.8%	827	3,731
Tennessee
Brandywine I & II	Nashville, Tennessee	632	9/26/2018	79,800	1,237	94.5%	300	7,684
Arbors of Brentwood	Nashville, Tennessee	346	9/10/2019	62,250	1,495	89.6%	330	2,094
Residences at Glenview Reserve	Nashville, Tennessee	360	7/17/2019	45,000	1,280	96.4%	82	10,954
Arizona
Madera Point	Mesa, Arizona	256	8/5/2015	22,525	1,339	95.7%	385	2,888
The Venue on Camelback	Phoenix, Arizona	415	10/11/2016	44,600	1,090	91.8%	183	10,263
Bella Vista	Phoenix, Arizona	248	1/28/2019	48,400	1,724	98.0%	126	11,059
The Enclave	Tempe, Arizona	204	1/28/2019	41,800	1,795	96.6%	117	9,826
The Heritage	Phoenix, Arizona	204	1/28/2019	41,900	1,641	95.1%	108	10,975
Fairways at San Marcos	Chandler, Arizona	352	11/2/2020	84,480	1,623	93.8%	52	12,145
North Carolina
Radbourne Lake	Charlotte, North Carolina	225	9/30/2014	24,250	1,388	93.3%	535	868
Timber Creek	Charlotte, North Carolina	352	9/30/2014	22,750	1,203	91.2%	341	4,701
Total 2021-2022 Same Store Properties (5)		13,240		$1,769,675	$1,481	93.3%	9,517	$4,849

Non-Same Store Properties
Texas
Cutter's Point	Richardson, Texas	196	1/31/2014	15,845	1,437	305.0%	269	3,059
Arizona
Estates on Maryland	Phoenix, Arizona	330	4/1/2022	77,900	1,439	92.4%	—	—
North Carolina
The Verandas at Lake Norman	Charlotte, North Carolina	264	6/30/2021	63,500	1,343	94.3%	30	1,408
Creekside at Matthews	Charlotte, North Carolina	240	6/30/2021	58,000	1,432	94.6%	15	4,083
Six Forks Station	Raleigh, North Carolina	323	9/10/2021	74,760	1,371	92.3%	83	1,281
High House at Cary	Cary, North Carolina	302	12/7/2021	93,250	1,486	95.7%	—	—
Georgia
The Adair	Sandy Springs, Georgia	232	4/1/2022	65,500	1,849	94.4%	—	—
Total Non-Same Store Properties		1,887		448,755	10,356	101.1%	397	$2,606

Total		15,127		$2,218,430	$1,480	94.2%	9,914	$4,759

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2022 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2022.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2022, divided by the total number of units, expressed as a percentage.
(3)	Inclusive of all full and partial interior upgrades completed.

(4)	Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2022.
(5)	Includes the 106 downed units excluded from our 2021-2022 Same Store pool (see Note 5 to our consolidated financial statements).

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

Stockholder Information

On February 23, 2023, we had 25,549,319 shares of common stock outstanding held by a total of approximately 899 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, our Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. On October 24, 2022, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board’s prior authorization of the Share Repurchase Program. During the year ended December 31, 2022, the Company purchased 168,473 shares of its common stock. Since the inception of the Share Repurchase Program through December 31, 2022, the Company had repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $65.6 million, or $27.070 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,550,628	$28.37	2,550,628	$27.6
October 1 – October 31	—	—	—	100.0
November 1 – November 30	—	—	—	100.0
December 1 – December 31	—	—	—	100.0
Total as of December 31, 2022	2,550,628	$28.37	2,550,628	$100.0

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the cumulative total stockholder return on our common shares for the measurement period commencing December 31, 2017 and ending December 31, 2022 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ) and the Standard & Poor’s U.S. REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Dividends

We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this annual report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in this annual report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

As of December 31, 2022, our portfolio consisted of 40 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 15,127 units of apartment space that was approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,480. Substantially all of our business is conducted through the OP. We own the portfolio through the OP and our TRS. The OP owns approximately 99.9% of the portfolio; our TRS owns approximately 0.1% of the portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2022, there were 26,050,945 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us and 99,791, or 0.4%, were owned by an unaffiliated limited partners (see Note 10 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 22, 2023 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P. On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each the ATM Sales Agents, pursuant to the 2020 ATM Program. See Note 8 to our consolidated financial statements.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2022, 2021 and 2020.

On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a litigation subtrust formed in connection with the Highland Bankruptcy against various persons and entities, including our Sponsor and James Dondero. In addition, on February 8, 2023, the UBS Lawsuit was filed against Mr. Dondero and a number of other persons and entities. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020

The year ended December 31, 2022 as compared to the year ended December 31, 2021

The following table sets forth a summary of our operating results for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
Total revenues	$263,952	$219,240	$44,712
Total expenses	(232,383)	(201,032)	(31,351)
Operating income before gain on sales of real estate	31,569	18,208	13,361
Gain on sales of real estate	14,684	46,214	(31,530)
Operating income	46,253	64,422	(18,169)
Interest expense	(50,587)	(44,623)	(5,964)
Loss on extinguishment of debt and modification costs	(8,734)	(912)	(7,822)
Casualty gain	2,506	2,595	(89)
Miscellaneous income	1,271	1,624	(353)
Net income (loss)	(9,291)	23,106	(32,397)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(31)	69	(100)
Net income (loss) attributable to common stockholders	$(9,260)	$23,037	$(32,297)

The change in our net income between the periods primarily relates to an increase in total expenses of approximately $31.4 million and a decrease in gain on sale of real estate of approximately $31.5 million, partially offset by an increase in revenues of approximately $44.7 million. The change in our net income between the periods was also due to our acquisition and disposition activity in 2021 and 2022 and the timing of the transactions (we purchased two properties in the second quarter of 2021, one property in the third quarter of 2021, one property in the fourth quarter of 2021, and disposed of two properties in the fourth quarter of 2021; we purchased two properties in the beginning of the second quarter of 2022, and disposed of one property late in the fourth quarter of 2022).

Revenues

Rental income. Rental income was $257.9 million for the year ended December 31, 2022 compared to $213.5 million for the year ended December 31, 2021, which was an increase of approximately $44.4 million. The increase between the periods was primarily due to a 17.4% increase in the weighted average monthly effective rent per occupied apartment unit in our portfolio to $1,480 as of December 31, 2022 from $1,261 as of December 31, 2021, primarily driven by the value-add program that we have implemented and organic growth in rents.

Other income. Other income was $6.1 million for the year ended December 31, 2022 compared to $5.7 million for the year ended December 31, 2021, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to $0.3 million and $0.2 million increases in non-refundable and application fees, respectively.

Expenses

Property operating expenses. Property operating expenses were $58.2 million for the year ended December 31, 2022 compared to $47.7 million for the year ended December 31, 2021, which was an increase of approximately $10.5 million. The increase between the periods was primarily due to our acquisition and disposition activity in 2021 and 2022 and the timing of the transactions, as described above. The increase was also attributable to a $2.8 million increase in payroll expense, $1.3 million increase in casualty expenses, $1.1 million increase in water and sewer expenses, $0.5 million increase in trash removal services and an increase in all other property operating expenses of approximately $4.8 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $37.4 million for the year ended December 31, 2022 compared to $33.2 million for the year ended December 31, 2021, which was an increase of approximately $4.2 million. The increase between the periods was primarily due to our acquisition activity in 2022 and 2021 and the timing of the transactions. The increase between the periods was also due to a $3.4 million, or 12.1%, increase in property taxes and a $1.3 million, or 23.5%, increase in property insurance. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes. Property management fees. Property management fees were $7.6 million for the year ended December 31, 2022 compared to $6.3 million for the year ended December 31, 2021, which was an increase of approximately $1.3 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $7.5 million for the year ended December 31, 2022 compared to $7.6 million for the year ended December 31, 2021, which was an decrease of approximately $0.1 million. For the years ended December 31, 2022 and 2021, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $21.0 million and $17.3 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $14.7 million for the year ended December 31, 2022 compared to $12.0 million for the year ended December 31, 2021, which was an increase of approximately $2.7 million. The increase was primarily due to increases in stock compensation expense, professional fees, and general liability insurance of $0.9 million, $1.4 million and $0.2 million.

Property general and administrative expenses. Property general and administrative expenses were $9.3 million for the year ended December 31, 2022 compared to $7.3 million for the year ended December 31, 2021, which was an increase of approximately $2.0 million. The increase between the periods was primarily due to increases in professional fees of $0.6 million, centralized marketing services of $0.4 million, legal fees of $0.2 million, and an increase of $0.8 million in all other property general and administrative expenses.

Depreciation and amortization. Depreciation and amortization costs were $97.6 million for the year ended December 31, 2022 compared to $86.9 million for the year ended December 31, 2021, which was an increase of approximately $10.7 million. The increase between the periods was primarily due to an increase of depreciation expense of $10.7 million. The increase between period is mainly attributable to our acquisition of four properties in 2021 and two in 2022.

Other Income and Expense

Interest expense. Interest expense was $50.6 million for the year ended December 31, 2022 compared to $44.6 million for the year ended December 31, 2021, which was an increase of approximately $6.0 million. The increase between the periods was primarily due to an increase in interest on debt of $30.5 million, partially offset by a decrease in interest rate swap expense of $21.6 million for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
Interest on debt	$57,932	$27,405	$30,527
Amortization of deferred financing costs	2,779	2,197	582
Interest rate swaps expense	(6,678)	14,909	(21,587)
Interest rate caps expense	(3,446)	112	(3,558)
Total	$50,587	$44,623	$5,964

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $8.7 million for the year ended December 31, 2022 compared to $0.9 million for the year ended December 31, 2021, which was an increase of approximately $7.8 million. The increase between periods was primarily due to an increase in prepayment penalties and defeasance costs of $5.3 million, increase in write-offs of deferred financing costs of $1.5 million and an increase in debt modification and other extinguishment costs of $1.3 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
Prepayment penalties and defeasance costs	$5,702	$407	$5,295
Write-off of deferred financing costs	1,961	503	1,458
Write-off of fair market value adjustment of assumed debt	$(256)	$—	$(256)
Debt modification and other extinguishment costs	1,327	2	1,325
Total	$8,734	$912	$7,822

Casualty gains (losses). Casualty gains were $2.5 million for the year ended December 31, 2022 compared to casualty gains of $2.6 million for the year ended December 31, 2021. The decrease between periods was primarily due to damages sustained at Cutter’s Point, Venue 8651, and Timber Creek during the year ended December 31, 2021 (see Note 5 to our consolidated financial statements).

Miscellaneous income. Miscellaneous income was $1.3 million for the year ended December 31, 2022 compared to $1.6 million for the year ended December 31, 2021, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to business interruption proceeds received from insurance for lost rents at Cutter’s Point and Venue 8651 (see Note 5 to our consolidated financial statements).

Gain on sales of real estate. Gain on sales of real estate was $14.7 million for the year ended December 31, 2022 compared to $46.2 million for the year ended December 31, 2021, which was a decrease of approximately $31.5 million. During the year ended December 31, 2022, we sold one property; during the year ended December 31, 2021, we sold two properties. The gain on sales of real estate was attributable to the sale of Hollister Place for the year ended December 31, 2022.

The year ended December 31, 2021 as compared to the year ended December 31, 2020

The following table sets forth a summary of our operating results for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
Total revenues	$219,240	$204,800	$14,440
Total expenses	(201,032)	(191,236)	(9,796)
Operating income	18,208	13,564	4,644
Interest expense	(44,623)	(44,753)	130
Loss on extinguishment of debt and modification costs	(912)	(1,470)	558
Gain on sales of real estate	46,214	69,151	(22,937)
Casualty gain	2,595	5,886	(3,291)
Miscellaneous income	1,624	1,772	(148)
Net income	23,106	44,150	(21,044)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	69	132	(63)
Net income attributable to common stockholders	$23,037	$44,018	$(20,981)

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

	For the Year Ended December 31,
	2021	2020	$ Change
Interest on debt	$27,405	$32,546	$(5,141)
Amortization of deferred financing costs	2,197	2,837	(640)
Interest rate swaps - effective portion	14,909	9,337	5,572
Interest rate caps expense	112	33	79
Total	$44,623	$44,753	$(130)

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

	For the Year Ended December 31,
	2021	2020	$ Change
Prepayment penalties and defeasance costs	$407	$711	$(304)
Write-off of deferred financing costs	503	756	(253)
Write-off of fair market value adjustment of assumed debt	$—	$—	$-
Debt modification and other extinguishment costs	2	3	(1)
Total	$912	$1,470	$(558)

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

NOI and 2021-2022 Same Store NOI for the Years Ended December 31, 2022 and 2021

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2021-2022 Same Store NOI for the years ended December 31, 2022 and 2021 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2022	2021
Net income (loss)		$(9,291)	$23,106
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,547	7,631
Corporate general and administrative expenses		14,670	11,966
Casualty-related expenses/(recoveries)	(1)	1,119	(199)
Casualty losses (gains)		(2,506)	(2,595)
Property general and administrative expenses	(2)	3,600	2,655
Depreciation and amortization		97,648	86,878
Interest expense		50,587	44,623
Loss on extinguishment of debt and modification costs		8,734	912
Gain on sales of real estate		(14,684)	(46,214)
NOI		$157,424	$128,763
Less Non-Same Store
Revenues		(48,318)	(30,116)
Operating expenses		20,688	13,720
Operating income		(515)	(1,102)
Same Store NOI		$129,279	$111,265

(1)	Adjustment to net income (loss) to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)

Adjustment to net income (loss) to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

NOI and 2020-2022 Same Store NOI for the Years Ended December 31, 2022, 2021 and 2020

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2020-2022 Same Store NOI for the years ended December 31, 2022, 2021 and 2020 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2022	2021	2020
Net income (loss)		$(9,291)	$23,106	$44,150
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,547	7,631	7,670
Corporate general and administrative expenses		14,670	11,966	10,035
Casualty-related expenses/(recoveries)	(1)	1,119	(199)	789
Casualty gains		(2,506)	(2,595)	(5,886)
Property general and administrative expenses	(2)	3,600	2,655	2,400
Depreciation and amortization		97,648	86,878	82,411
Interest expense		50,587	44,623	44,753
Loss on extinguishment of debt and modification costs		8,734	912	1,470
Gain on sales of real estate		(14,684)	(46,214)	(69,151)
NOI		$157,424	$128,763	$118,641
Less Non-Same Store
Revenues		(55,285)	(35,956)	(30,872)
Operating expenses		22,604	15,384	15,026
Operating income		(515)	(1,102)	(1,687)
Same Store NOI		$124,228	$107,089	$101,108

(1)	Adjustment to net income to exclude certain property operating expenses that are casualty-related expenses/(recoveries).
(2)

Adjustment to net income to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax.

Net Operating Income for Our 2021-2022 Same Store and Non-Same Store Properties for the Years Ended December 31, 2022 and 2021

There are 31 properties encompassing 12,210 units of apartment space in our same store pool for the years ended December 31, 2022 and 2021 (our “2021-2022 Same Store” properties). Our 2021-2022 Same Store properties exclude the following 9 properties in our portfolio as of December 31, 2022: Cutter’s Point, Old Farm, Stone Creek at Old Farm, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, High House at Cary, The Adair, Estates on Maryland as well as the 106 units that are currently down (see Note 5 to our consolidated financial statements).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2022 and 2021 for our 2021-2022 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues
Same Store
Rental income	$210,179	$183,696	$26,483	14.4%
Other income	5,455	5,428	27	0.5%
Same Store revenues	215,634	189,124	26,510	14.0%
Non-Same Store
Rental income	47,676	29,809	17,867	59.9%
Other income	642	307	335	109.1%
Non-Same Store revenues	48,318	30,116	18,202	60.4%
Total revenues	263,952	219,240	44,712	20.4%

Operating expenses
Same Store
Property operating expenses (1)	46,614	40,981	5,633	13.7%
Real estate taxes and insurance	29,743	28,084	1,659	5.9%
Property management fees (2)	6,226	5,426	800	14.7%
Property general and administrative expenses (3)	4,528	3,890	638	16.4%
Same Store operating expenses	87,111	78,381	8,730	11.1%
Non-Same Store
Property operating expenses (4)	10,418	6,957	3,461	49.7%
Real estate taxes and insurance	7,690	5,068	2,622	51.7%
Property management fees (2)	1,410	908	502	55.3%
Property general and administrative expenses (5)	1,170	787	383	48.7%
Non-Same Store operating expenses	20,688	13,720	6,968	50.8%
Total operating expenses	107,799	92,101	15,698	17.0%

Operating income
Same Store
Miscellaneous income	756	522	234	44.8%
Non-Same Store
Miscellaneous income	515	1,102	(587)	N/M
Total operating income	1,271	1,624	(353)	-21.7%

NOI
Same Store	129,279	111,265	18,014	16.2%
Non-Same Store	28,145	17,498	10,647	60.8%
Total NOI	$157,424	$128,763	$28,661	22.3%

(1)	For the years ended December 31, 2022 and 2021, excludes approximately $2,909,000 and $282,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2022 and 2021, excludes approximately $2,884,000 and $1,986,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)	For the years ended December 31, 2022 and 2021, excludes approximately $159,000 and $(17,000), respectively, of casualty-related expenses/(recoveries).
(5)

For the years ended December 31, 2022 and 2021, excludes approximately $716,000 and $669,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and 2021-2022 Same Store NOI for the Years Ended December 31, 2022 and 2021.”

2021-2022 Same Store Results of Operations for the Years Ended December 31, 2022 and 2021

As of December 31, 2022, our 2021-2022 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,493. As of December 31, 2021, our 2021-2022 Same Store properties were approximately 94.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,267. For our 2021-2022 Same Store properties, we recorded the following operating results for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

Revenues

Rental income. Rental income was $210.2 million for the year ended December 31, 2022 compared to $183.7 million for the year ended December 31, 2021, which was an increase of approximately $26.5 million, or 14.4%. The majority of the increase is related to a 17.8% increase in the weighted average monthly effective rent per occupied apartment unit to $1,493 as of December 31, 2022 from $1,267 as of December 31, 2021.

Other income. Other income was $5.5 million for the year ended December 31, 2022 compared to $5.4 million for the year ended December 31, 2021, which was an increase of $0.1 million. The increase between period is attributable to an $0.1 million increase in application fees.

Expenses

Property operating expenses. Property operating expenses were $46.6 million for the year ended December 31, 2022 compared to $41.0 million for the year ended December 31, 2021, which was an increase of approximately $5.6 million, or 13.7%. The majority of the increase is related to a $3.1 million, or 19.8%, increase in repairs and maintenance expense.

Real estate taxes and insurance. Real estate taxes and insurance costs were $29.7 million for the year ended December 31, 2022 compared to $28.1 million for the year ended December 31, 2021, which was an increase of approximately $1.6 million, or 5.9%. The majority of the increase is related to a $1.1 million, or 4.8%, increase in property taxes and a $0.5 million, or 11.8%, increase in insurance expense.

Property management fees. Property management fees were $6.2 million for the year ended December 31, 2022 compared to $5.4 million for the year ended December 31, 2021, which was an increase of approximately $0.8 million, or 14.7%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.5 million for the year ended December 31, 2022 compared to $3.9 million for the year ended December 31, 2021, which was an increase of approximately $0.6 million, or 16.4%. The majority of the increase is related to a $0.5 million, or 18.1%, increase in office operations expense and a $0.1 million increase in marketing expenses, or 9.5%.

Net Operating Income for Our 2020-2022 Same Store and Non-Same Store Properties for the Years Ended December 31, 2022, 2021 and 2020

There are 30 properties encompassing 11,858 units of apartment space in our same store pool for the years ended December 31, 2022, 2021 and 2020 (our “2020-2022 Same Store” properties). Our 2020-2022 Same Store properties exclude the following 10 properties in our portfolio as of December 31, 2022: Cutter’s Pointe, Old Farm, Stone Creek at Old Farm, Fairways at San Marcos, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, High House at Cary, The Adair, Estates on Maryland, as well as 106 units that are currently down (see Note 5 to our consolidated financial statements).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2022, 2021 and 2020 for our 2020-2022 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,			2022 compared to 2021		2022 compared to 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Revenues
Same Store
Rental income	$203,295	$177,925	$168,638	$25,370	14.3%	$34,657	20.6%
Other income	5,372	5,359	5,290	13	0.2%	82	1.6%
Same Store revenues	208,667	183,284	173,928	25,383	13.8%	34,739	20.0%
Non-Same Store
Rental income	54,560	35,580	30,599	18,980	53.3%	23,961	78.3%
Other income	725	376	273	349	92.8%	452	165.6%
Non-Same Store revenues	55,285	35,956	30,872	19,329	53.8%	24,413	79.1%
Total revenues	263,952	219,240	204,800	44,712	20.4%	59,152	28.9%

Operating expenses
Same Store
Property operating expenses (1)	45,457	40,017	38,864	5,440	13.6%	6,593	17.0%
Real estate taxes and insurance	29,316	27,678	25,939	1,638	5.9%	3,377	13.0%
Property management fees (2)	6,025	5,260	4,996	765	14.5%	1,029	20.6%
Property general and administrative expenses (3)	4,397	3,762	3,106	635	16.9%	1,291	41.6%
Same Store operating expenses	85,195	76,717	72,905	8,478	11.1%	12,290	16.9%
Non-Same Store
Property operating expenses (4)	11,575	7,921	7,548	3,654	46.1%	4,027	53.4%
Real estate taxes and insurance	8,117	5,474	5,770	2,643	48.3%	2,347	40.7%
Property management fees (2)	1,611	1,074	975	537	50.0%	636	65.2%
Property general and administrative expenses (5)	1,301	915	733	386	42.2%	568	77.5%
Non-Same Store operating expenses	22,604	15,384	15,026	7,220	46.9%	7,578	50.4%
Total operating expenses	107,799	92,101	87,931	15,698	17.0%	19,868	22.6%

Operating income
Same Store
Miscellaneous income	756	522	85	234	44.8%	671	N/M
Non-Same Store
Miscellaneous income	515	1,102	1,687	(587)	N/M	(1,172)	N/M
Total operating income	1,271	1,624	1,772	(353)	-21.7%	(501)	-28.3%

NOI
Same Store	124,228	107,089	101,108	17,139	16.0%	23,120	22.9%
Non-Same Store	33,196	21,674	17,533	11,522	53.2%	15,663	89.3%
Total NOI	$157,424	$128,763	$118,641	$28,661	22.3%	$38,783	32.7%

(1)	For the years ended December 31, 2022, 2021 and 2020, excludes approximately $2,909,000, $17,000 and $897,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the years ended December 31, 2022, 2021 and 2020, excludes approximately $2,824,000, $1,959,000 and $1,746,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)	For the years ended December 31, 2022, 2021 and 2020, excludes approximately $4,028,000, $(182,000) and $1,686,000, respectively, of casualty-related expenses/(recoveries).
(5)

For the years ended December 31, 2022, 2021 and 2020, excludes approximately $776,000, $696,000 and $654,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income to NOI above under “NOI and 2020-2022 Same Store NOI for the Years Ended December 31, 2022, 2021 and 2020.”

2020-2022 Same Store Results of Operations for the Years Ended December 31, 2022 and 2021

As of December 31, 2022, our 2020-2022 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,489. As of December 31, 2021, our 2020-2022 Same Store properties were approximately 94.2% leased with a weighted average monthly effective rent per occupied apartment unit of $1,262. For our 2020-2022 Same Store properties, we recorded the following operating results for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

Revenues

Rental income. Rental income was $203.3 million for the year ended December 31, 2022 compared to $177.9 million for the year ended December 31, 2021, which was an increase of approximately $25.4 million, or 14.3%. The majority of the increase is related to a 18.0% increase in the weighted average monthly effective rent per occupied apartment unit to $1,489 as of December 31, 2022 from $1,262 as of December 31, 2021.

Other income. Other income was $5.4 million for the year ended December 31, 2022 compared to $5.4 million for the year ended December 31, 2021, which was flat.

Expenses

Property operating expenses. Property operating expenses were $45.5 million for the year ended December 31, 2022 compared to $40.0 million for the year ended December 31, 2021, which was an increase of approximately $5.4 million, or 13.6%. The majority of the increase is related to an increase in repairs and maintenance costs of $2.9 million and increases in other property operating expenses of $2.6 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $29.3. million for the year ended December 31, 2022 compared to $27.7 million for the year ended December 31, 2021, which was an increase of approximately $1.6 million, or 5.9%. The majority of the increase is related to a $1.2 million, or 4.9%, increase in property taxes.

Property management fees. Property management fees were $6.0 million for the year ended December 31, 2022 compared to $5.3 million for the year ended December 31, 2021, which was an increase of approximately $0.7 million, or 14.5%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.4 million for the year ended December 31, 2022 compared to $3.8 million for the year ended December 31, 2021, which was an increase of approximately $0.6 million, or 16.9%. The majority of the increase is related to a $0.5 million increase in office operations.

2020-2022 Same Store Results of Operations for the Years Ended December 31, 2022 and 2020

As of December 31, 2022, our 2020-2022 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,489. As of December 31, 2020, our 2020-2022 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,132. For our 2020-2022 Same Store properties, we recorded the following operating results for the year end December 31, 2022 as compared to the year ended December 31, 2020:

Revenues

Rental income. Rental income was $203.3 million for the year ended December 31, 2022 compared to $168.6 million for the year ended December 31, 2020, which was an increase of approximately $34.7 million, or 20.6%. The majority of the increase is related to a 31.5% increase in the weighted average monthly effective rent per occupied apartment unit to $1,489 as of December 31, 2022 from 1,132 as of December 31, 2020.

Other income. Other income was $5.4 million for the year ended December 31, 2022 compared to $5.3 million for the year ended December 31, 2020. The increase in other income is attributable to an increase in non-refundable fees of $0.1 million.

Expenses

Property operating expenses. Property operating expenses were $45.5 million for the year ended December 31, 2022 compared to $38.9 million for the year ended December 31, 2020, which was increase of approximately $6.6 million, or 17.0%. The majority of the increase is related to a $4.0 million, or 27.4%, increase in repair and maintenance expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $29.3 million for the year ended December 31, 2022 compared to $25.9 million for the year ended, which was increase of approximately $3.4 million, or 13.0%. The increase is related to increases in property taxes of $2.4 million, or 10.8%.

Property management fees. Property management fees were $6.0 million for the year ended December 31, 2022 to $5.0 million for the year ended December 31, 2020, which was an increase of approximately $1.0 million, or 20.6%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.4 million for the year ended December 31, 2022 compared to $3.1 million for the year ended December 31, 2020, which was an increase of approximately $1.3 million. The majority of the increase is related to $0.8 million increase in office operations.

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to noncontrolling interests and we show the amounts attributable to such noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

		For the Year Ended December 31,
		2022	2021	2020	% Change 2022 - 2021	% Change 2022 - 2020
Net income (loss)		$(9,291)	$23,106	$44,150	-140.2%	N/M
Depreciation and amortization		97,648	86,878	82,411	12.4%	18.5%
Gain on sales of real estate		(14,684)	(46,214)	(69,151)	-68.2%	-78.8%
Adjustment for noncontrolling interests		(276)	(191)	(172)	44.5%	60.5%
FFO attributable to common stockholders		73,397	63,579	57,238	15.4%	28.2%

FFO per share - basic		$2.87	$2.53	$2.32	13.3%	23.5%
FFO per share - diluted		$2.81	$2.47	$2.27	13.7%	23.7%

Loss on extinguishment of debt and modification costs		8,734	912	1,470	857.7%	494.1%
Casualty-related expenses/(recoveries)		1,119	(200)	790	N/M	41.7%
Casualty losses (gains)		(2,506)	(2,595)	(5,886)	-3.4%	N/M
Pandemic expense	(1)	4	50	510	N/M	N/M
Amortization of deferred financing costs - acquisition term notes		1,083	737	1,384	46.9%	-21.7%
Adjustment for noncontrolling interests		(31)	4	6	-875.0%	-616.7%
Core FFO attributable to common stockholders		81,800	62,487	55,512	30.9%	47.4%

Core FFO per share - basic		$3.19	$2.48	$2.25	28.7%	42.2%
Core FFO per share - diluted		$3.13	$2.43	$2.20	28.9%	42.2%

Amortization of deferred financing costs - long term debt		1,696	1,460	1,453	16.2%	16.7%
Equity-based compensation expense		7,911	6,997	5,504	13.1%	43.7%
Adjustment for noncontrolling interests		(37)	(25)	(21)	49.1%	77.5%
AFFO attributable to common stockholders		91,370	70,919	62,448	28.8%	46.3%

AFFO per share - basic		$3.57	$2.82	$2.53	26.6%	41.2%
AFFO per share - diluted		$3.49	$2.75	$2.47	26.9%	41.2%

Weighted average common shares outstanding - basic		25,610	25,170	24,715	1.7%	3.6%
Weighted average common shares outstanding - diluted		26,152	25,760	25,234	1.5%	3.6%

Dividends declared per common share		$1.560	$1.404	$1.279	11.1%	22.0%

Net income (loss) Coverage - diluted	(2)	-0.23x	0.63x	1.36x	-136.4%	-117.0%
FFO Coverage - diluted	(2)	1.80x	1.76x	1.77x	2.3%	1.4%
Core FFO Coverage - diluted	(2)	2.01x	1.73x	1.72x	16.0%	16.5%
AFFO Coverage - diluted	(2)	2.24x	1.96x	1.94x	14.2%	15.7%

(1)	Represents additional cleaning, disinfecting and other costs incurred at the properties related to COVID-19.
(2)	Indicates coverage ratio of earnings (loss)/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2022 as compared to the year ended December 31, 2021

FFO was $73.4 million for the year ended December 31, 2022 compared to $63.6 million for the year ended December 31, 2021, which was an increase of approximately $9.8 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $44.8 million, partially offset by an increase in total property operating expenses of $18.0 million, an increase in interest expense of $6.0 million, and an increase in debt and modification costs of $7.8 million.

Core FFO was $81.8 million for the year ended December 31, 2022 compared to $62.5 million for the year ended December 31, 2021, which was an increase of approximately $19.3 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, an increase in loss on extinguishment of debt and modification costs of $7.8 million and an increase is casualty-related expenses of $1.3 million.

AFFO was $91.4 million for the year ended December 31, 2022 compared to $70.9 million for the year ended December 31, 2021, which was an increase of approximately $20.5 million. The change in our AFFO between the periods primarily relates to increases in Core FFO of $19.4 million and equity-based compensation expense of $0.9 million.

The year ended December 31, 2022 as compared to the year ended December 31, 2020

FFO was $73.4 million for the year ended December 31, 2022 compared to $57.2 million for the year ended December 31, 2020, which was an increase of approximately $16.2 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $59.2 million, partially offset by a decrease in gain on sale of real estate of $54.5 million.

Core FFO was $81.8 million for the year ended December 31, 2022 compared to $55.5 million for the year ended December 31, 2020, which was an increase of approximately $26.4 million. The change in our Core FFO between the periods primarily relates to an increase in FFO $16.2 million and an increase in loss on extinguishment of debt and medication costs of $7.3 million.

AFFO was $91.4 million for the year ended December 31, 2022 compared to $62.4 million for the year ended December 31, 2020, which was an increase of approximately $29.4 million. The change in our AFFO between the periods primarily relates to increases in Core FFO of $26.8 million and equity-based compensation expense of $2.4 million.

Liquidity and Capital Resources

Our short-term cash requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our multifamily properties, including:

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

We expect to meet our short-term cash requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of December 31, 2022, we had approximately $11.9 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

Our long-term cash requirements consist primarily of funds necessary to pay for the costs of acquiring additional multifamily properties, renovations and other capital expenditures to improve our multifamily properties and scheduled debt payments and distributions. We expect to meet our long-term cash requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The Company continues to monitor the impact on COVID-19 and its impact on future rent collections, valuation of real estate investments, impact on cash flow and ability to refinance or repay debt. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2022. We believe that our sources of long-term cash will be sufficient for our needs thereafter.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$79,096	$73,268	$57,226
Net cash provided by (used in) investing activities	(162,303)	(235,906)	11,503
Net cash provided by (used in) financing activities	46,310	194,319	(82,896)
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,897)	31,681	(14,167)
Cash, cash equivalents and restricted cash, beginning of year	88,696	57,015	71,182
Cash, cash equivalents and restricted cash, end of year	$51,799	$88,696	$57,015

The year ended December 31, 2022 as compared to the year ended December 31, 2021

Cash flows from operating activities. During the year ended December 31, 2022, net cash provided by operating activities was $79.1 million compared to net cash provided by operating activities of $73.3 million for the year ended December 31, 2021. The change in cash flows from operating activities was mainly due to an increase in total revenues of $44.8 million between the periods and an increase in total operating expenses of $18.0 million.

Cash flows from investing activities. During the year ended December 31, 2022, net cash used in investing activities was $162.3 million compared to net cash used in investing activities of $235.9 million for the year ended December 31, 2021. The change in cash flows from investing activities was mainly due to our acquisition and disposition activity in 2022 and 2021 and the timing of the transactions.

Cash flows from financing activities. During the year ended December 31, 2022, net cash provided by financing activities was $46.3 million compared to net cash provided by financing activities of $194.3 million for the year ended December 31, 2021. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $89.7 million between the periods.

The year ended December 31, 2021 as compared to the year ended December 31, 2020

Cash flows from operating activities. During the year ended December 31, 2021, net cash provided by operating activities was $73.3 million compared to net cash provided by operating activities of $57.2 million for the year ended December 31, 2020. The change in cash flows from operating activities was mainly due to an increase in total revenues of $14.4 million.

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

Cash flows from financing activities. During the year ended December 31, 2021, net cash provided by financing activities was $194.3 million compared to net cash used in financing activities of $82.9 million for the year ended December 31, 2020. The change in cash flows from financing activities was mainly due to a decrease in payments on the credit facility of $173.0 million between the periods.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of December 31, 2022, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.6 billion at a weighted average interest rate of 5.71% and an adjusted weighted average interest rate of 3.29%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.0682% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2022, interest rate swap agreements effectively covered 74% of our $1.6 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2022, interest rate cap agreements covered $1.3 billion of our $1.6 billion of floating rate mortgage debt outstanding, which effectively cap one-month SOFR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.81%.

On November 30, 2022, the Company entered into an agreement with KeyBank as a Freddie Mac servicer to refinance $760.7 million of its first mortgage debt relating to 18 properties that had original loan maturities ranging from July 1, 2024 to July 1, 2028.  The new loan matures on December 1, 2032 and bears interest at an annual rate of 30-day average SOFR plus 155 basis points.  The loans will begin amortizing after the first 5 years.

On December 1, 2022, the Company entered into an agreement with KeyBank as a Freddie Mac servicer to refinance $46.8 million of its first mortgage debt relating to Cornerstone original loan maturity on July 1, 2024.  The new loan matures on December 1, 2032 and bears interest at an annual rate of 30-day average SOFR plus 209 basis points.  The loan will begin amortizing after the first 5 years.

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

Corporate Credit Facility

On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist Bank”), as administrative agent, and the lenders from time to time party thereto (the “Corporate Credit Facility”). $225 million of the Corporate Credit Facility was a revolving credit facility and $25 million of the Amended and Restated Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Amended and Restated Corporate Credit Facility, the Company, through the OP, terminated its prior $225.0 million revolving credit facility with Truist Bank, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Amended and Restated Corporate Credit Facility, the Amended and Restated Corporate Credit Facility may be increased up to an additional $100.0 million (the “Accordion Feature”) if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. See Note 6 for additional information.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of December 31, 2022, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 6 to our consolidated financial statements.

Advances under the Amended and Restated Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Amended and Restated Corporate Credit Facility. Amounts owing under the Amended and Restated Corporate Credit Facility may be prepaid at any time without premium or penalty. The Amended and Restated Corporate Credit Facility is guaranteed by the Company and the obligations under the Amended and Restated Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. The Company is in compliance with all the covenants in its Corporate Credit Facility

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with KeyBank and four with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of December 31, 2022. As of December 31, 2022, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.6 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
June 1, 2019	June 1, 2024	KeyBank	$50,000	2.002%
June 1, 2019	June 1, 2024	Truist	50,000	2.002%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
March 4, 2020	June 1, 2026	Truist	100,000	0.820%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
March 1, 2022	March 1, 2025	Truist	145,000	0.573%
March 1, 2022	March 1, 2025	Truist	105,000	0.614%
			$1,167,500	1.068%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2022, one-month LIBOR was 4.392%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2022, one-month LIBOR was 4.392%.
(2)	Represents the weighted average fixed rate of the forward interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2022 for the next five calendar years subsequent to December 31, 2022. We used one-month LIBOR as of December 31, 2022 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2023	2024	2025	2026	2027	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,538,868	$307	$28,464	$177,400	$290,324	$—	$1,042,373
Interest expense	(1)	500,005	49,464	50,230	55,439	51,427	59,820	233,625
Total		$2,038,873	$49,771	$78,694	$232,839	$341,751	$59,820	$1,275,998

Held For Sale Properties Mortgage Debt
Principal payments		$68,160	$—	$68,160	$—	$—	$—	$—
Interest expense		6,288	4,196	2,092	—	—	—	—
Total		$74,448	$4,196	$70,252	$—	$—	$—	$—

Credit Facility
Principal payments		$74,500	$—	$—	$74,500	$—	$—	$—
Interest expense		12,460	4,991	5,007	2,462	—	—	—
Total		$86,960	$4,991	$5,007	$76,962	$—	$—	$—

Total contractual obligations and commitments		$2,200,281	$58,958	$153,953	$309,801	$341,751	$59,820	$1,275,998

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2022, we had entered into eleven interest rate swap transactions with a combined notional amount of $1.2. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to “Operating Properties Mortgage Debt.” We used one-month LIBOR as of December 31, 2022 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. See Note 6 to our consolidated financial statements.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the years ended December 31, 2022 and 2021, the Company incurred advisory and administrative fees of $7.5 million and $7.6 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. As of December 31, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2022, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of December 31, 2022, we had approximately $11.9 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 14,203 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2022	2021	2020
Interior	(1)	$26,229	$11,278	$10,093
Exterior and common area		9,957	7,773	20,447
Total rehab expenditures		$36,186	$19,051	$30,540

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2022, 2021 and 2020, we completed full and partial interior rehabs on 2,409, 1,264 and 1,679 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2022, 2021 and 2020.

If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2022. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

Dividends

We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2022 of $0.42 per share on October 24, 2022, which was paid on December 30, 2022 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inflation

The real estate market has not been directly affected by inflation in the past several years due to increases in rents nationwide. The majority of our lease terms are for a period of one year or less and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities. Due to the short-term nature of our leases, we do not believe our results will be materially affected.

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently the Federal Reserve, is raising interest rates in response to or in anticipation of continued inflation concerns. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate cap and interest rate swap agreements.

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2022, 2021 and 2020. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2022, we had total indebtedness of $1.7 billion at a weighted average interest rate of 5.74%, of which $1.6 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on 74% of our $1.6 billion of floating rate mortgage debt outstanding (see below) and 0.0% of our $74.5 million floating rate Credit Facility. As of December 31, 2022, the adjusted weighted average interest rate of our total indebtedness was 3.38%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.0682% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of December 31, 2022, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2022, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.81% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of December 31, 2022, of the amounts illustrated in the table below for our indebtedness as of December 31, 2022 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,200
0.50%	2,400
0.75%	3,600
1.00%	4,800

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

On February 22, 2023, the Board approved and adopted an amendment and restatement of the Company’s Bylaws (the “Amended and Restated Bylaws”). Among other things, the Amended and Restated Bylaws:

(a)

Enhance disclosure and procedural requirements in connection with stockholder nominations of directors, including by (i) requiring any stockholder submitting a director nomination notice to represent as to whether such stockholder intends to solicit proxies in support of director nominees other than the Board’s nominees in accordance with Rule 14a-19 under the Exchange Act, (ii) requiring such nominating stockholder to provide sufficient evidence, at the Company’s request, that certain requirements of Rule 14a-19 under the Exchange Act have been satisfied, (iii) providing that the Company will disregard proxies or votes solicited for such stockholder’s nominees if such stockholder fails to comply with the requirements of Rule 14a-19 and (iv) incorporating other technical changes in light of the universal proxy rules adopted by the Securities and Exchange Commission;

(b)

Clarify that a stockholder is permitted to cast a vote by proxy filed in accordance with the procedures established by the Company, if that proxy is (i) executed or authorized by such stockholder or its agent in a manner permitted by law, (ii) compliant with Maryland law and the Company’s Amended and Restated Bylaws and (iii) filed in accordance with the procedures established by the Company;

(c)	Clarify that the Board may determine that a meeting of stockholders may be held by means of remote communication;
(d)	Outline the procedures for announcing the date, time and place of a reconvened meeting of stockholders in the event a meeting of stockholders is adjourned;
(e)

Enhance provisions providing for an exclusive forum for certain litigation, including to (i) specify the sole and exclusive forum for any Internal Corporate Claim, as such term is defined in the MGCL or any successor provision thereof, any action or proceeding to interpret, apply, enforce or determine the validity of the Company’s charter or the Amended and Restated Bylaws (including any right, obligation, or remedy thereunder), and any action or proceeding as to which the MGCL confers jurisdiction on the Circuit Court for Baltimore City, Maryland, (ii) exclude from application of the exclusive forum provisions any suits brought to enforce a duty or liability created by the Exchange Act, as amended, or any other claim for which the federal courts have exclusive jurisdiction and (iii) specify that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, in the case of (i) and (iii) except with the written consent of the Company to the selection of an alternative forum; and

(f)	Implement other technical and administrative changes and enhancements, including as related to procedures for meetings of stockholders.

The preceding summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the Amended and Restated Bylaws attached hereto as Exhibit 3.2 to this Form 10-K, which is incorporated herein by reference.

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

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February18, 2022)

10.1

Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 1, 2017)

10.2

First Amendment to Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2019)

10.3

Advisory Agreement by and among NexPoint Residential Trust, Inc., NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.4

Amendment to Advisory Agreement, dated June 15, 2016, by and among the Company, NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.5

Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.7	NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.8

Confirmation of swap transaction, dated May 18, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on May 19, 2016)

10.9

Confirmation of swap transaction, dated June 13, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 17, 2016)

10.10

Confirmation of swap transaction, dated June 30, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on July 1, 2016)

10.11

Confirmation of swap transaction, dated August 12, 2016, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on August 16, 2016)

10.12

Confirmation of swap transaction, dated March 27, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2017)

10.13

Confirmation of swap transaction, dated June 14, 2017, from KeyBank National Association to NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017)

10.14†

Form of Restricted Stock Units Agreement (Officers) for award agreements entered into prior to February 15, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.15†

Form of Restricted Stock Units Agreement for award agreements entered into on or after February 15, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022).

10.16

Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.17

Revolving Credit Agreement by and among NexPoint Residential Trust Operating Partnership, L.P., as Borrower, the Lenders from time to time party thereto, and SunTrust Bank, a Georgia banking corporation, as Administrative Agent, dated as of January 28, 2019, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020)

10.18

Amended and Restated Revolving Credit Agreement, by and among NexPoint Residential Trust Operating Partnership, L.P., as borrower, the lenders from time to time party thereto and Truist Bank, as administrative agent, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.19

September 2021 Modification of Loan Documents, dated September 9, 2021, by and among NexPoint Residential Trust Operating Partnership, L.P., NexPoint Residential Trust, Inc., Truist Bank and the pledgors and lenders party to thereto (incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the SEC on November 3, 2021)

10.20

March 2022 Modification of Loan Documents by and among NexPoint Residential Trust Operating Partnership, L.P., NexPoint Residential Trust, Inc.  Trust Bank and the pledgors and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).

10.21

September 2021 Modification of Loan Documents by and among NexPoint Residential Trust Operating Partnership, L.P., NexPoint Residential Trust, Inc., Truist Bank and the pledgors and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on April 28, 2022).

10.22	Form of Easement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.23	Form of Onboarding Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*104*	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.
†	Management contract, compensatory plan or other arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ Jim Dondero
February 23, 2023	Jim Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	February 23, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	February 23, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	February 23, 2023
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 23, 2023
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 23, 2023
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	February 23, 2023
Dr. Carol Swain
/s/ Catherine Wood	Director	February 23, 2023
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc., and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allocation of purchase price to land in asset acquisitions

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company acquired certain real estate properties and accounted for them as asset acquisitions during the year ended December 31, 2022. The purchase price in each asset acquisition was allocated to the assets acquired and liabilities assumed based on their relative fair values.

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

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexPoint Residential Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas

February 23, 2023

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Operating Real Estate Investments
Land	$378,438	$375,857
Buildings and improvements	1,760,782	1,743,866
Intangible lease assets	—	2,576
Construction in progress	10,622	6,078
Furniture, fixtures, and equipment	152,529	120,419
Total Gross Operating Real Estate Investments	2,302,371	2,248,796
Accumulated depreciation and amortization	(349,276)	(287,096)
Total Net Operating Real Estate Investments	1,953,095	1,961,700
Real estate held for sale, net of accumulated depreciation of $22,017 and $0, respectively	89,457	—
Total Net Real Estate Investments	2,042,552	1,961,700
Cash and cash equivalents	16,762	49,450
Restricted cash	35,037	39,246
Accounts receivable, net	17,121	4,844
Prepaid and other assets	10,425	4,701
Fair market value of interest rate swaps	103,440	3,526
TOTAL ASSETS	$2,225,337	$2,063,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,526,828	$1,276,285
Mortgages payable held for sale, net	68,016	—
Credit facility, net	72,644	278,215
Accounts payable and other accrued liabilities	12,325	12,590
Accrued real estate taxes payable	7,232	13,182
Accrued interest payable	7,946	2,491
Security deposit liability	3,200	2,945
Prepaid rents	1,849	1,775
Total Liabilities	$1,700,040	$1,587,483

Redeemable noncontrolling interests in the Operating Partnership	5,631	6,139

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,549,319 and 25,500,567 shares issued and outstanding, respectively	255	255
Additional paid-in capital	405,376	407,803
Accumulated earnings less dividends	11,880	59,209
Accumulated other comprehensive income	102,155	2,578
Total Stockholders' Equity	519,666	469,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,225,337	$2,063,467

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenues
Rental income	$257,855	$213,505	$199,237
Other income	6,097	5,735	5,563
Total revenues	263,952	219,240	204,800
Expenses
Property operating expenses	58,151	47,739	47,201
Real estate taxes and insurance	37,433	33,152	31,709
Property management fees (1)	7,636	6,334	5,971
Advisory and administrative fees (2)	7,547	7,631	7,670
Corporate general and administrative expenses	14,670	11,966	10,035
Property general and administrative expenses	9,298	7,332	6,239
Depreciation and amortization	97,648	86,878	82,411
Total expenses	232,383	201,032	191,236
Operating income before gain on sales of real estate	31,569	18,208	13,564
Gain on sales of real estate	14,684	46,214	69,151
Operating income	46,253	64,422	82,715
Interest expense	(50,587)	(44,623)	(44,753)
Loss on extinguishment of debt and modification costs	(8,734)	(912)	(1,470)
Casualty gain	2,506	2,595	5,886
Miscellaneous income	1,271	1,624	1,772
Net income (loss)	(9,291)	23,106	44,150
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(31)	69	132
Net income (loss) attributable to common stockholders	$(9,260)	$23,037	$44,018
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	99,915	47,073	(46,961)
Total comprehensive income (loss)	90,624	70,179	(2,811)
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	307	210	(9)
Comprehensive income (loss) attributable to common stockholders	$90,317	$69,969	$(2,802)

Weighted average common shares outstanding - basic	25,610	25,170	24,715
Weighted average common shares outstanding - diluted	25,610	25,760	25,234

Earnings (loss) per share - basic	$(0.36)	$0.92	$1.78
Earnings (loss) per share - diluted	$(0.36)	$0.89	$1.74

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 10 to our consolidated financial statements).
(2)	Fees incurred to the Adviser (see Note 11 to our consolidated financial statements).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, January 1, 2020	—	$—	25,245,740	$251	$359,748	$63,776	$2,466	$—	426,241
Net income attributable to common stockholders	—	—	—	—	—	44,018	—	—	44,018
Repurchases of common stock	—	—	—	—	—	—	—	(44,530)	(44,530)
Retirement of common stock held in treasury	—	—	(1,644,697)	(16)	(44,514)	—	—	44,530	—
Vesting of stock-based compensation	—	—	137,608	1	3,772	—	—	—	3,773
Issuance of common shares through at-the-market offering, net of offering costs	—	—	1,278,306	14	57,704	—	—	—	57,718
Common stock dividends declared	—	—	—	—	—	(32,564)	—	—	(32,564)
Other comprehensive loss	—	—	—	—	—	—	(46,820)	—	(46,820)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	91	—	—	91
Balances, December 31, 2020	—	$—	25,016,957	$250	$376,710	$75,321	$(44,354)	$—	$407,927
Net income attributable to common stockholders	—	—	—	—	—	23,037	—	—	23,037
Repurchases of common stock									—
Retirement of common stock held in treasury									—
Vesting of stock-based compensation	—	—	133,097	1	5,507	—	—	—	5,508
Issuance of common shares through at-the-market offering, net of offering costs	—	—	350,513	4	25,586	—	—	—	25,590
Common stock dividends declared	—	—	—	—	—	(36,243)	—	—	(36,243)
Other comprehensive income	—	—	—	—	—	—	46,932	—	46,932
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(2,906)	—	—	(2,906)
Balances, December 31, 2021	—	$—	25,500,567	$255	$407,803	$59,209	$2,578	$—	$469,845
Net loss attributable to common stockholders	—	—	—	—	—	(9,260)	—	—	(9,260)
Repurchases of common stock	—	—	—	—	—	—	—	(11,127)	(11,127)
Retirement of common stock held in treasury	—	—	(168,473)	(2)	(11,125)	—	—	11,127	—
Vesting of stock-based compensation	—	—	165,134	1	4,782	—	—	—	4,783
Issuance of common shares through at-the-market offering, net of offering costs	—	—	52,091	1	3,968	—	—	—	3,969
Common stock dividends declared	—	—	—	—	—	(40,809)	—	—	(40,809)
Other comprehensive income	—	—	—	—	—	—	99,577	—	99,577
Offering costs of the issuance of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	(52)	—	—	—	(52)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	2,740	—	—	2,740
Balances, December 31, 2022	—	$—	25,549,319	$255	$405,376	$11,880	$102,155	$—	$519,666

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(9,291)	$23,106	$44,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(14,684)	(46,214)	(69,151)
Depreciation and amortization	97,648	86,878	82,411
Amortization/write-off of deferred financing costs	11,513	3,131	4,354
Change in fair value on derivative instruments included in interest expense	(10,124)	14,952	9,370
Net cash received (paid) on derivative settlements	2,329	(14,909)	(7,859)
Amortization/write-off of fair market value adjustment of assumed debt	(194)	(203)	(202)
Provision for bad debts, net	8,004	3,921	2,710
Vesting of stock-based compensation	7,902	6,997	5,504
Insurance proceeds received for business interruption	681	1,457	1,468
Insurance proceeds paid for business interruption	—	—	(605)
Casualty gains	(1,863)	(4,503)	(7,125)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(11,317)	(3,536)	(4,866)
Operating liabilities	(1,508)	2,191	(2,933)
Net cash provided by operating activities	79,096	73,268	57,226

Cash flows from investing activities
Net proceeds from sales of real estate	36,455	90,236	140,197
Self-insurance paid for casualty loss	(1,819)	(1,591)	(1,495)
Insurance proceeds received from casualty losses	5,957	8,792	7,544
Additions to real estate investments	(62,100)	(43,006)	(49,977)
Acquisitions of real estate investments	(140,796)	(290,337)	(84,766)
Net cash provided by (used in) investing activities	(162,303)	(235,906)	11,503

Cash flows from financing activities
Mortgage proceeds received	885,825	154,630	46,464
Mortgage payments	(559,944)	(41,562)	(71,914)
Credit facilities proceeds received	55,000	340,000	35,000
Credit facilities payments	(260,500)	(243,000)	(70,000)
Deferred financing costs paid	(13,007)	(3,267)	(861)
Interest rate cap fees paid	(3,925)	(372)	(35)
Prepayment penalties on extinguished debt	(5,704)	(407)	(711)
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	3,969	25,590	57,718
Payments for taxes related to net share settlement of stock-based compensation	(3,119)	(1,489)	(1,731)
Repurchase of common stock	(11,127)	—	(44,530)
Dividends paid to common stockholders	(40,639)	(35,804)	(32,296)
Distributions to redeemable noncontrolling interest in the Operating Partnership	(519)	—	—
Net cash provided by (used in) financing activities	46,310	194,319	(82,896)

Net increase (decrease) in cash, cash equivalents and restricted cash	(36,897)	31,681	(14,167)
Cash, cash equivalents and restricted cash, beginning of year	88,696	57,015	71,182
Cash, cash equivalents and restricted cash, end of year	$51,799	$88,696	$57,015

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$52,671	$27,391	$34,165
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	2,444	—	—
Capitalized construction costs included in accounts payable and other accrued liabilities	4,721	2,913	2,713
Change in fair value on derivative instruments designated as hedges	99,915	47,073	(46,961)
Other assets acquired from acquisitions	168	164	31
Liabilities assumed from acquisitions	358	571	44
Increase in dividends payable upon vesting of restricted stock units	170	439	268
Write-off of assets due to casualty losses	7,014	2,028	1,297
Write-off of fully amortized in-place leases	5,179	3,647	12,414
Write-off of deferred financing costs	1,961	503	756

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the portfolio; the TRS owns approximately 0.1% of the portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2022, there were 26,050,945 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 99,791, or 0.4%, were owned by a noncontrolling limited partner (see Note 10 to our consolidated financial statements).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 22, 2023 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2022.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 7 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of December 31, 2022, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2022, there are two properties held for sale. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheet also includes approximately $0.7 million of accounts receivable and prepaid and other assets, and approximately $4.0 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to U.S. federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2022, 2021 and 2020.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2022, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2022. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2022, the Company transitioned a portion its debt to one-month term SOFR (“Term SOFR”). During the fourth quarter of 2022, the Company completed a refinance on approximately $509 million of its one-month LIBOR mortgage debt in which increased the principal balance on the mortgage debt to approximately $808 million and transitioned the debt to one-month term SOFR (“Term SOFR”). The Company has taken the ASC 848 elections needed to allow for the hedged forecasted transactions to transition while not discontinuing the associated hedge accounting designations. Application of these hedged accounting expedients preserves the presentation of derivatives consistent with past presentation.  The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

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

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“Reverse 1031 Exchanges”) under Section 1031 of the Code. For a Reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to the new property being acquired in the Reverse 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the Reverse 1031 Exchange until the sale transaction and the Reverse 1031 Exchange are completed. The Company, through a wholly owned subsidiary, enters into a master lease agreement with the EAT whereby the EAT leases the acquired property and all other rights acquired in connection with the acquisition to the Company. The term of the master lease agreement is the earlier of the completion of the Reverse 1031 Exchange or 180 days from the date that the property was acquired. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT’s economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the Reverse 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title and control is transferred to the Company upon either completion of the Reverse 1031 Exchange or termination of the master lease agreement, at which time they will be consolidated as wholly owned subsidiaries.

As of December 31, 2022, the Company, through the OP and the wholly owned TRS, owned 40 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of December 31, 2022 and 2021:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2022	2021
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback		Phoenix, Arizona	2016	100%	100%
Old Farm	(1)	Houston, Texas	2016	100%	100%
Stone Creek at Old Farm	(1)	Houston, Texas	2016	100%	100%
Hollister Place	(2)	Houston, Texas	2017	—	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments		Las Vegas, Nevada	2019	100%	100%
Bloom		Las Vegas, Nevada	2019	100%	100%
Bella Solara		Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman	(3)	Charlotte, North Carolina	2021	100%	100%
Creekside at Matthews	(3)	Charlotte, North Carolina	2021	100%	100%
Six Forks Station		Raleigh, North Carolina	2021	100%	100%
High House at Cary		Cary, North Carolina	2021	100%	100%
The Adair	(4)	Sandy Springs, Georgia	2022	100%	—
Estates on Maryland	(4)	Phoenix, Arizona	2022	100%	—

(1)	Properties classified as held for sale as of December 31, 2022.
(2)	Property was sold in 2022.
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

(4)	Properties were acquired in 2022; therefore, no ownership as of December 31, 2021.

4. Real Estate Investments Statistics

As of December 31, 2022, the Company was invested in a total of 40 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit as of December 31,*(1)			% Occupied as of December 31,*(2)
Property Name		Rentable Square Footage (in thousands)*	Number of Units*(3)	Date Acquired	2022	2021		2022	2021
Arbors on Forest Ridge		155	210	1/31/2014	$1,180	$1,021		92.4%	96.2%
Cutter's Point		198	196	1/31/2014	1,497	1,219		93.9%	95.4%
Silverbrook		526	642	1/31/2014	1,214	1,043		90.3%	94.1%
The Summit at Sabal Park		205	252	8/20/2014	1,503	1,198		94.0%	96.0%
Courtney Cove		225	324	8/20/2014	1,490	1,132		94.4%	93.8%
Radbourne Lake		247	225	9/30/2014	1,385	1,227		93.3%	94.2%
Timber Creek		248	352	9/30/2014	1,244	1,032		92.3%	96.1%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,786	1,377		95.5%	97.8%
Cornerstone		318	430	1/15/2015	1,453	1,152		90.0%	95.6%
The Preserve at Terrell Mill		692	752	2/6/2015	1,321	1,156		91.9%	90.9%
Versailles		301	388	2/26/2015	1,261	1,024		93.0%	96.4%
Seasons 704 Apartments		217	222	4/15/2015	1,837	1,410		94.1%	96.8%
Madera Point		193	256	8/5/2015	1,345	1,140		95.7%	94.5%
Venue at 8651		289	333	10/30/2015	1,182	1,006		91.6%	94.5%
Parc500		266	217	7/27/2016	1,927	1,543		95.9%	96.3%
The Venue on Camelback		256	415	10/11/2016	1,080	915		91.8%	92.3%
Old Farm	(4)	697	734	12/29/2016	1,326	1,207		95.2%	93.9%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,343	1,248		93.2%	96.8%
Rockledge Apartments		802	708	6/30/2017	1,550	1,408		92.7%	93.9%
Atera Apartments		334	380	10/25/2017	1,524	1,310		96.1%	93.9%
Crestmont Reserve		199	242	9/26/2018	1,252	985		95.0%	95.5%
Brandywine I & II		414	632	9/26/2018	1,252	1,031		94.5%	95.6%
Bella Vista		243	248	1/28/2019	1,791	1,515		98.0%	96.0%
The Enclave		194	204	1/28/2019	1,851	1,507		96.6%	96.6%
The Heritage		199	204	1/28/2019	1,653	1,432		95.1%	95.6%
Summers Landing		139	196	6/7/2019	1,203	1,033		93.9%	93.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,233	1,074		95.8%	95.6%
Residences at West Place		345	342	7/17/2019	1,586	1,345		93.0%	93.0%
Avant at Pembroke Pines		1,442	1520	8/30/2019	2,106	1,695		95.1%	93.9%
Arbors of Brentwood		325	346	9/10/2019	1,423	1,284		89.0%	95.1%
Torreyana Apartments		309	316	11/22/2019	1,557	1,365		93.7%	93.7%
Bloom		498	528	11/22/2019	1,315	1,238		89.8%	89.2%
Bella Solara		271	320	11/22/2019	1,371	1,309		88.8%	91.3%
Fairways at San Marcos		340	352	11/2/2020	1,576	1,425		93.5%	96.3%
The Verandas at Lake Norman		241	264	6/30/2021	1,316	1,215		94.3%	93.2%
Creekside at Matthews		263	240	6/30/2021	1,397	1,350		94.6%	94.2%
Six Forks Station		360	323	9/10/2021	1,416	1,228		92.6%	95.4%
High House at Cary		293	302	12/7/2021	1,636	1,361		95.4%	94.7%
The Adair		328	232	4/1/2022	1,807	—	(5)	94.4%	—	(5)
Estates on Maryland		324	330	4/1/2022	1,459	—	(5)	92.7%	—	(5)
		13,797	15,127

*	Information is unaudited.

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2022 and December 31, 2021, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2022 and December 31, 2021, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2022 and 2021, divided by the total number of units, expressed as a percentage.
(3)	Includes 113 down units due to casualty events as of December 31, 2022 (see Note 5 to our consolidated financial statements).
(4)	Properties classified as held for sale as of December 31, 2022.
(5)	Properties were acquired in 2022.

5. Real Estate Investments

As of December 31, 2022, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,809	$—	$2	$2,029	$16,170
Cutter's Point	3,330	13,147	—	—	7,562	24,039
Silverbrook	4,860	25,927	—	1,962	6,201	38,950
The Summit at Sabal Park	5,770	13,990	—	38	2,326	22,124
Courtney Cove	5,880	14,920	—	—	2,883	23,683
Radbourne Lake	2,440	23,040	—	—	3,237	28,717
Timber Creek	11,260	13,504	—	2,823	4,337	31,924
Sabal Palm at Lake Buena Vista	7,580	42,809	—	314	3,776	54,479
Cornerstone	1,500	31,014	—	146	4,440	37,100
The Preserve at Terrell Mill	10,170	53,429	—	—	11,177	74,776
Versailles	6,720	21,594	—	124	4,618	33,056
Seasons 704 Apartments	7,480	15,042	—	9	3,095	25,626
Madera Point	4,920	18,294	—	—	3,174	26,388
Venue at 8651	2,350	17,977	—	1,036	4,394	25,757
Parc500	3,860	21,352	—	4	4,893	30,109
The Venue on Camelback	8,340	38,860	—	27	4,277	51,504
Rockledge Apartments	17,451	96,896	—	912	8,241	123,500
Atera Apartments	22,371	38,942	—	—	2,956	64,269
Crestmont Reserve	4,124	21,105	—	6	1,954	27,189
Brandywine I & II	6,237	73,920	—	—	7,156	87,313
Bella Vista	10,942	37,493	—	8	3,416	51,859
The Enclave	11,046	30,777	—	16	3,037	44,876
The Heritage	6,835	35,286	—	—	3,166	45,287
Summers Landing	1,798	18,669	—	—	1,124	21,591
Residences at Glenview Reserve	3,367	42,563	—	—	3,867	49,797
Residences at West Place	3,345	52,712	—	12	3,195	59,264
Avant at Pembroke Pines	48,436	278,736	—	2,139	15,780	345,091
Arbors of Brentwood	6,346	54,239	—	121	3,126	63,832
Torreyana Apartments	23,824	43,861	—	—	1,965	69,650
Bloom	23,803	82,802	—	37	4,226	110,868
Bella Solara	12,605	52,351	—	—	2,687	67,643
Fairways at San Marcos	10,993	73,007	—	—	3,397	87,397
The Verandas at Lake Norman	9,510	53,061	—	25	1,726	64,322
Creekside at Matthews	11,515	45,779	—	78	2,133	59,505
Six Forks Station	11,357	62,816	—	116	2,111	76,400
High House at Cary	23,809	67,855	—	52	1,789	93,505
The Adair	8,361	56,163	—	525	1,453	66,502
Estates on Maryland	11,573	65,041	—	90	1,605	78,309
	378,438	1,760,782	$—	10,622	152,529	2,302,371
Accumulated depreciation and amortization	—	(245,093)	—	—	(104,183)	(349,276)
Total Operating Properties	$378,438	$1,515,689	$—	$10,622	$48,346	$1,953,095

Held For Sale Properties
Old Farm	11,078	71,305	—	12	4,686	87,081
Stone Creek at Old Farm	3,493	19,772	—	3	1,125	24,393
Accumulated depreciation and amortization	—	(17,339)	—	—	(4,678)	(22,017)
Total Held For Sale Property	$14,571	$73,738	$—	$15	$1,133	$89,457

Total	$393,009	$1,589,427	$—	$10,637	$49,479	$2,042,552

As of December 31, 2021, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,755	$—	$—	$1,821	$15,906
Cutter's Point	3,330	13,091	—	—	7,379	23,800
Silverbrook	4,860	27,495	—	—	5,566	37,921
The Summit at Sabal Park	5,770	13,882	—	—	1,978	21,630
Courtney Cove	5,880	14,350	—	—	2,444	22,674
Radbourne Lake	2,440	22,744	—	64	2,455	27,703
Timber Creek	11,260	13,310	—	239	3,827	28,636
Sabal Palm at Lake Buena Vista	7,580	42,456	—	2	2,758	52,796
Cornerstone	1,500	30,901	—	21	3,722	36,144
The Preserve at Terrell Mill	10,170	53,080	—	—	8,997	72,247
Versailles	6,720	21,887	—	—	4,075	32,682
Seasons 704 Apartments	7,480	14,644	—	—	2,078	24,202
Madera Point	4,920	18,090	—	48	2,612	25,670
Venue at 8651	2,350	17,495	—	334	3,843	24,022
Parc500	3,860	21,172	—	—	4,147	29,179
The Venue on Camelback	8,340	38,328	—	306	3,248	50,222
Old Farm	11,078	70,993	—	99	3,902	86,072
Stone Creek at Old Farm	3,493	19,714	—	2	899	24,108
Hollister Place	2,782	21,196	—	1,308	2,739	28,025
Rockledge Apartments	17,451	97,374	—	—	5,968	120,793
Atera Apartments	22,371	36,857	—	1,824	2,384	63,436
Crestmont Reserve	4,124	21,067	—	—	1,515	26,706
Brandywine I & II	6,237	73,737	—	—	5,160	85,134
Bella Vista	10,942	37,193	—	51	2,687	50,873
The Enclave	11,046	30,469	—	11	2,403	43,929
The Heritage	6,835	35,011	—	68	2,386	44,300
Summers Landing	1,798	18,433	—	1	790	21,022
Residences at Glenview Reserve	3,367	42,306	—	—	2,366	48,039
Residences at West Place	3,345	52,310	—	—	1,591	57,246
Avant at Pembroke Pines	48,434	275,968	—	1,414	11,611	337,427
Arbors of Brentwood	6,346	56,040	—	—	2,235	64,621
Torreyana Apartments	23,824	43,700	—	25	1,371	68,920
Bloom	23,805	82,545	—	16	2,697	109,063
Bella Solara	12,605	53,415	—	24	1,854	67,898
Fairways at San Marcos	10,993	72,920	—	2	1,989	85,904
The Verandas at Lake Norman	9,510	52,884	—	6	650	63,050
Creekside at Matthews	11,515	45,271	—	18	756	57,560
Six Forks Station	11,357	62,129	1,200	195	748	75,629
Hudson High House	23,809	67,654	1,376	—	768	93,607
	$375,857	$1,743,866	$2,576	$6,078	$120,419	$2,248,796
Accumulated depreciation and amortization	—	(203,125)	(1,029)	—	(82,942)	(287,096)
Total Operating Properties	$375,857	$1,540,741	$1,547	$6,078	$37,477	$1,961,700

Depreciation expense was $93.5 million, $82.8 million and $75.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization expense related to the Company’s intangible lease assets was $4.1 million, $4.1 million and $6.8 for the years ended December 31, 2022, 2021 and 2020, respectively.

Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2022 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2022.

Acquisitions

The Company acquired two properties during the year ended December 31, 2022, as detailed in the table below (dollars in thousands). The Company acquired four properties for a combined purchase price of approximately $289.5 million during the year ended December 31, 2021. See Notes 3, 4 and 6 to our consolidated financial statements for additional information.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
The Adair	Sandy Springs, Georgia	April 1, 2022	$65,500	$35,115	232	100%
Estates on Maryland	Phoenix, Arizona	April 1, 2022	77,900	43,157	330	100%
			$143,400	$78,272	562

(1)	For additional information regarding the Company’s debt, see Note 6 to our consolidated financial statements.

Dispositions

The Company sold one property during the year ended December 31, 2022, as detailed in the table below (in thousands). The Company sold two properties for approximately $91.3 million during the year ended December 31, 2021.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Hollister Place	Houston, Texas	December 29, 2022	$36,750	$21,496	$14,684

(1)	Represents sales price, net of closing costs.

Casualty Losses

As of December 31, 2022, ten of the Company’s properties, Silverbrook, Venue at 8651, Versailles, Arbors of Brentwood, Parc500, Timber Creek, Hollister Place, The Preserve at Terrell Mill, High House at Cary and Six Forks, suffered significant property damages as a result of fires, flooding, and winter storms. As of December 31, 2022, 113 units were excluded from the portfolio’s total unit count. Business interruption proceeds for lost rent are included in miscellaneous income in the consolidated statements of operations and comprehensive income (loss) in relation to these events. Cash flows from business interruption are included on the Company’s consolidated statements of cash flows as operating activities. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains/(losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, etc.) as determined by the insurance policy. Casualty gains/(losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets. For the year ended December 31, 2022, the Company recognized $2.5 million in casualty gains and $1.3 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss).

6. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2022 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	120	$19,184		5.61%	12/1/2032
Cutter's Point	(3)	Floating	120	21,524		5.61%	12/1/2032
Silverbrook	(3)	Floating	120	46,088		5.61%	12/1/2032
The Summit at Sabal Park	(3)	Floating	120	30,826		5.61%	12/1/2032
Courtney Cove	(3)	Floating	120	36,146		5.61%	12/1/2032
The Preserve at Terrell Mill	(3)	Floating	120	71,098		5.61%	12/1/2032
Versailles	(3)	Floating	120	40,247		5.61%	12/1/2032
Seasons 704 Apartments	(3)	Floating	120	33,132		5.61%	12/1/2032
Madera Point	(3)	Floating	120	34,457		5.61%	12/1/2032
Venue at 8651	(3)	Floating	120	18,690		5.61%	12/1/2032
The Venue on Camelback	(4)	Floating	84	28,093		6.07%	7/1/2024
Timber Creek	(4)	Floating	84	24,100		5.65%	10/1/2025
Radbourne Lake	(4)	Floating	84	20,000		5.68%	10/1/2025
Sabal Palm at Lake Buena Vista	(4)	Floating	84	42,100		5.69%	9/1/2025
Cornerstone	(3)	Floating	120	46,804		6.15%	12/1/2032
Parc500	(3)	Floating	120	29,416		5.61%	12/1/2032
Rockledge Apartments	(3)	Floating	120	93,129		5.61%	12/1/2032
Atera Apartments	(3)	Floating	120	46,198		5.61%	12/1/2032
Crestmont Reserve	(4)	Floating	84	12,061		5.57%	10/1/2025
Brandywine I & II	(4)	Floating	84	43,835		5.57%	10/1/2025
Bella Vista	(4)	Floating	84	29,040		5.71%	2/1/2026
The Enclave	(4)	Floating	84	25,322		5.71%	2/1/2026
The Heritage	(4)	Floating	84	24,625		5.71%	2/1/2026
Summers Landing	(5)	Floating	84	10,109		5.57%	10/1/2025
Residences at Glenview Reserve	(6)	Floating	84	25,873		5.83%	10/1/2025
Residences at West Place	(6)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(4)	Floating	84	177,101		5.82%	9/1/2026
Arbors of Brentwood	(4)	Floating	84	34,237		5.82%	10/1/2026
Torreyana Apartments	(3)	Floating	120	50,580		5.61%	12/1/2032
Bloom	(3)	Floating	120	59,830		5.61%	12/1/2032
Bella Solara	(3)	Floating	120	40,328		5.61%	12/1/2032
Fairways at San Marcos	(3)	Floating	120	60,228		5.61%	12/1/2032
The Verandas at Lake Norman	(7)	Floating	84	34,925		5.91%	7/1/2028
Creekside at Matthews	(3)	Floating	120	29,648		5.61%	12/1/2032
Six Forks Station	(8)	Floating	120	41,180		5.78%	10/1/2031
High House at Cary	(7)	Floating	84	46,625		6.07%	1/1/2029
The Adair	(4)	Floating	84	35,115		6.03%	4/1/2029
Estates on Maryland	(4)	Floating	84	43,157		6.03%	4/1/2029
				$1,538,868
Fair market value adjustment				609	(9)
Deferred financing costs, net of accumulated amortization of $2,618				(12,649)
				1,526,828
Held For Sale Properties
Old Farm	(4)	Floating	84	52,886		6.07%	7/1/2024
Stone Creek at Old Farm	(4)	Floating	84	15,274		6.07%	7/1/2024
				68,160
Deferred financing costs, net of accumulated amortization of $528				(144)
				$68,016

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. Reference rates used in our portfolio include one-month LIBOR and 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of December 31, 2022, one-month LIBOR was 4.392% and SOFR was 4.062%.

(3)

Loan can be pre-paid in the first 24 months of the term in certain circumstances at par plus 5.00%. Starting in the 25th month of the term through the 117th month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

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

(9)

The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on their respective dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

During the year ended December 31, 2022, the Company sold one property and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Hollister Place	December 29, 2022	Floating	$14,811

(1)	Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 5.71% as of December 31, 2022 and 1.81% as of December 31, 2021. The increase between the periods is primarily related to an increase in one-month LIBOR of approximately 429 basis points to 4.392% as of December 31, 2022 from 0.1013% as of December 31, 2021. As of December 31, 2022, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.29%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.0682% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of $1.6 billion of the Company’s floating rate mortgage debt (see Note 7 to our consolidated financial statements).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2022, the Company believes it is in compliance with all provisions. During the fourth quarter of 2022, the Company completed a cash out refinance on 19 of its properties, increasing outstanding principal on the mortgage debt from approximately $544 million to $808 million. The Company accounted for each refinance as a debt extinguishment in accordance with ASC 470-50. The Company incurred prepayment penalties of approximately $5.7 million, refinance expenses of approximately $1.3 million, and wrote-off deferred financing costs of approximately $1.7 million in connection with the refinance in the fourth quarter of 2022 which are included in loss on extinguishment of debt and modification costs in the consolidated statements of operations and comprehensive income (loss).

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of December 31, 2022 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	36	$74,500	6.31%	6/30/2025
Deferred financing costs, net of accumulated amortization of $1,151			(1,856)
			$72,644

(1)	Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of December 31, 2022 was 4.358%.

On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist Bank”), as administrative agent, and the lenders from time to time party thereto (the “Amended and Restated Corporate Credit Facility”). In connection with entering into the Amended and Restated Corporate Credit Facility, the Company, through the OP, terminated its $225.0 million Corporate Credit Facility with Truist Bank, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022.

On September 9, 2021, the Company, through the OP, modified the Amended and Restated Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Amended and Restated Corporate Credit Facility from $250 million to $285 million. In conjunction with the increase in the facility, the Company incurred costs of $0.3 million in obtaining the additional financing through the modification. On September 30, 2021, the Company made a $10.0 million principal payment on the term loans resulting in $275.0 million in aggregate principal outstanding as of September 30, 2021 on the Amended and Restated Corporate Credit Facility. On November 3, 2021, the Company made a $50.0 million principal payment on the remaining term loans maturing December 31, 2021. On December 6, 2021, the Company, through the OP, increased the amount of the Amended and Restated Corporate Credit Facility by $55.0 million, and incurred costs of $0.4 million of deferred financing costs in conjunction with the increase in the facility. As of December 31, 2021, there was $280.0 million in aggregate principal outstanding on the Corporate Credit Facility.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit facility, dated as of June 30, 2021 (as modified, amended and supplemented, the “Corporate Credit Facility”). Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. On March 25, 2022, the Company drew on $55.0 million of the Corporate Credit Facility. On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. On December 5, 2022, the Company paid down $235.0 million of the outstanding principal on the Corporate Credit Facility. On December 28, 2022, the Company paid down $25.5 million of the outstanding principal on the Corporate Credit Facility. As of December 31, 2022, there was $74.5 million in aggregate principal outstanding on the Corporate Credit Facility and $275.5 million available for borrowing under the Corporate Credit Facility.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owing under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. The Company is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below).  For the years ended December 31, 2022, 2021 and 2020, amortization of deferred financing costs of approximately $2.8 million, $2.2 million and $2.8 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. For the years ended December 31, 2022, 2021 and 2020, the Company wrote-off deferred financing costs of approximately $2.0 million, $0.5 million and $0.8 million, and incurred prepayment penalties of approximately $5.7 million, $0.4 million, and $0.7 million, respectively, which is included in loss on extinguishment of debt and modification costs on the consolidated statements of operations and comprehensive income (loss). The following table contains summary information concerning the loss on extinguishment of debt and medication costs as of December 31, 2022 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Prepayment penalties and defeasance costs	$5,702	$407	$711
Write-off of deferred financing costs	1,961	503	756
Write-off of fair market value adjustment of assumed debt	$(256)	$—	$—
Debt modification and other extinguishment costs	1,327	2	3
Total	$8,734	$912	$1,470

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2022 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2023	$307	$—	$—	$307
2024	28,464	68,160	—	96,624
2025	177,400	—	74,500	251,900
2026	290,324	—	—	290,324
2027	—	—	—	—
Thereafter	1,042,373	—	—	1,042,373
Total	$1,538,868	$68,160	$74,500	$1,681,528

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2022, 2021 and 2020 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2022, 2021 and 2020, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR and SOFR on $1.3 billion of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.81%. The Company determined at inception of each of the interest rate caps that they do not meet the hedge accounting criteria, and therefore the Company recognizes market-to-market movements of the interest rate caps against interest expense on the consolidated statement of operations and in prepaid and other assets on the consolidated balance sheet.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into six interest rate swap transactions with KeyBank National Association (“KeyBank”) and four with Truist Bank with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.0682%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of December 31, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2019	June 1, 2024	KeyBank	50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			$1,167,500	1.0682%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2022, one-month LIBOR was 4.392%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of December 31, 2022, one-month LIBOR was 4.392%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of December 31, 2022, 2021 and 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

As of December 31,	Number of Instruments	Notional Amount
2022	36	$1,344,088
2021	15	$458,846
2020	16	$393,006

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$103,440	$11,045	$—	$7,519

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	7,634	263	—	—
Total		$111,074	$11,308	$—	$7,519

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2022	2021	2020	OCI into income	2022	2021	2020
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate products	$106,593	$32,164	$(56,299)	Interest expense	$6,678	$(14,909)	$(9,337)

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2022	2021	2020
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate products	Interest expense	$3,446	$(112)	$(33)

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 10 to our consolidated financial statements). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.

Financial Instruments Not Carried at Fair Value

At December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value and estimated fair value of our debt at December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$31,857	$69,285	$71,141
Floating rate debt (1)	$1,647,711	$1,506,741	$1,491,861	$1,525,298

(1)	Includes balances outstanding under our Amended and Restated Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. The Company did not record any impairment charges related to real estate assets for the years ended December 31, 2022, 2021 and 2020.

8. Stockholders’ Equity

Common Stock

During the years ended December 31, 2022, 2021 and 2020, the Company issued 165,134, 133,097 and 137,608 shares of  common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 52,091, 350,513 and 1,278,306 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of December 31, 2022, the Company had 25,549,319 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. On October 24, 2022, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two year period that will expire on October 24, 2024. This authorization replaced the Board’s prior authorization of the Share Repurchase Program. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.

During the year ended December 31, 2022, the Company repurchased 168,473 shares of its common stock for approximately $11.1 million, or $66.04 per share. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock. Since the inception of the Share Repurchase Program through December 31, 2022, the Company has repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.3 million, or $28.36 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the year ended December 31, 2022 and 2021, the Company retired 168,473 and 133,097 shares of common stock, respectively. As of December 31, 2022 and 2021, the Company did not have any shares of common stock held in treasury.

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

Restricted Stock Units.

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 18, 2021, pursuant to the 2016 LTIP, the Company granted 204,663 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. During the year ended December 31, 2022, pursuant to the 2016 LTIP, the Company granted 142,159 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2022:

	2022
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	589,283		$39.17
Granted	142,159		83.88
Vested	(202,927)	(1)	23.44
Forfeited	(589)		33.99
Outstanding December 31,	527,926		$52.66

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 165,134 shares being issued as shown on the consolidated statement of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to December 31, 2022:

	Shares Vesting
	February	May	Total
2023	138,964	21,879	160,843
2024	132,568	21,877	154,445
2025	97,680	21,877	119,557
2026	65,984	—	65,984
2027	27,097	—	27,097
Total	462,293	65,633	527,926

As of December 31, 2022, the Company had issued 857,210 shares of common stock under the 2016 LTIP. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $7.9 million, $7.0 million and $5.1 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of December 31, 2022, the Company had recognized a liability of approximately $1.7 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On February 20, 2019, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”) and Truist Securities, Inc. f/k/a SunTrust Robinson Humphrey, Inc. (“Truist”, and together with Raymond James and Jefferies, the “2019 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $100,000,000 (the “2019 ATM Program”).  Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies and Raymond James, or their respective affiliates, through the 2019 ATM Program. During the year ended December 31, 2019, the Company issued 1,565,322 shares of common stock at an average price of $45.98 per share for gross proceeds of approximately $72.0 million.  The Company paid approximately $1.1 million in fees to the 2019 Sales Agents with respect to such sales and incurred other issuance costs of approximately $1.0 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the three months ended March 31, 2020, the Company issued 560,000 shares of common stock at an average price of $50.00 per share for gross proceeds of $28.0 million under the 2019 ATM Program. The Company paid approximately $0.4 million in fees to the 2019 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. On February 27, 2020, the 2019 ATM Program reached aggregate sales of $100,000,000 and therefore expired. The following table contains summary information of the 2019 ATM Program since its inception:

Gross proceeds	$99,973,433
Common shares issued	2,125,322
Gross average sale price per share	$47.04

Sales commissions	$1,144,579
Offering costs	1,293,298
Net proceeds	97,535,556
Average price per share, net	$45.89

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “2020 ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the

2020 ATM Program. During the year ended December 31, 2020, the Company issued 718,306 shares of common stock at an average price of $43.92 per share for gross proceeds of $31.5 million under the 2020 ATM Program. The Company paid approximately $0.5 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.6 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the year ended December 31, 2021, the Company issued 350,513 shares of common stock at an average price of $75.41 per share for gross proceeds of $26.4 million under the 2020 ATM Program. The Company paid approximately $0.4 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.4 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the year ended December 31, 2022, the Company issued 52,091 shares of common stock at a gross average sales price of $83.16 for gross proceeds of approximately $4.3 million under the 2020 ATM Program. The Company incurred sales commission fees and offering cost of $0.1 million and $0.3 million for the period ended December 31, 2022. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,353,015
Net proceeds	60,023,287
Average price per share, net	$53.55

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Year Ended December 31,
		2022	2021	2020
Numerator for earnings (loss) per share:
Net income (loss)		$(9,291)	$23,106	$44,150
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		(31)	69	132
Net income (loss) attributable to common stockholders		$(9,260)	$23,037	$44,018

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,610	25,170	24,715
Denominator for basic earnings (loss) per share		25,610	25,170	24,715
Weighted average unvested restricted stock units		542	590	519
Denominator for diluted earnings (loss) per share	(1)	25,610	25,760	25,234

Earnings (loss) per weighted average common share:
Basic		$(0.36)	$0.92	$1.78
Diluted		$(0.36)	$0.89	$1.74

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

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

On April 1, 2022, the Company acquired The Adair and Estates on Maryland, from investors in a Delaware Statutory Trust managed by an entity affiliated with the Adviser, for total consideration of $143.4 million (the “Purchase Price”). The Purchase Price consisted of 26,558 OP Units (valued at $2.4 million) that were issued on April 1, 2022 and approximately $71.1 million in cash and debt. The fair value of the OP Units was determined based on the April 1, 2022 share price of NXRT as the OP units are convertible to common stock on a one to one basis.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the year ended December 31, 2022 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2021	$6,139
Net loss attributable to redeemable noncontrolling interests in the OP	(31)
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	338
Distributions to redeemable noncontrolling interests in the OP	(519)
Issuance of operating partnership units for purchase of noncontrolling interests	2,444
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(2,740)
Redeemable noncontrolling interests in the OP, December 31, 2022	$5,631

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		For the Year Ended December 31,
		2022	2021	2020
Fees incurred
Property management fees	(1)	$7,606	$6,308	$5,949
Construction supervision fees	(2)	2,000	1,098	1,848
Design fees	(2)	198	88	666
Acquisition fees	(3)	45	677	201

Reimbursements
Payroll and benefits	(4)	21,310	18,802	18,284
Other reimbursements	(5)	4,695	3,574	3,253

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs. Acquisition fees are capitalized to real estate assets on the consolidated balance sheets.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2022, 2021 and 2020, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred advisory and administrative fees of $7.5 million, $7.6 million and $7.7 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Adviser elected to voluntarily waive the advisory and administrative fees of $21.0 million, $15.4 million and $9.1 million, respectively. The advisory and administrative fees waived by the Adviser for the years ended December 31, 2022, 2021 and 2020 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2022, 2021 and 2020, the Company paid approximately $0.8 million, $0.0 million and $0.2 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital, Inc. (“NexBank”).

NexBank is an affiliate of the Adviser through common beneficial ownership.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest. As of December 31, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2022, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss). Additionally, on July 30, 2021, we entered into agreements with NLMF Leaseco, LLC, which is controlled by Matt McGraner, one of our officers. We expect that these actions will provide faster, more reliable and lower cost internet to our residents.

On April 1, 2022, the Company acquired The Adair and Estates on Maryland, from investors in a Delaware Statutory Trust managed by an entity affiliated with the Adviser, for total consideration of $143.4 million (the “Purchase Price”). The Purchase Price consisted of 26,558 OP Units (valued at $2.4 million) that were issued on April 1, 2022 and approximately $71.1 million in cash and debt. The fair value of the OP Units was determined based on the April 1, 2022 share price of NXRT as the OP units are convertible to common stock on a one to one basis.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of December 31, 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2022, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

Effective March 1, 2019, the Company maintains a partial self-insurance program for property and casualty claims whereby it incurs the “first-loss” portion of a claim up to an aggregate loss amount.  Claims resulting in losses in excess of a $100,000 per occurrence property deductible will be paid by the Company up to an aggregate amount of $1.2 million (the “2019 Aggregate Amount”).  For the period from March 1, 2019 to February 29, 2020, the Company incurred a claim related to Cutter’s Point (see Note 5 to our consolidated financial statements) as part of the 2019 Aggregate Amount. The claim related to Cutter’s Point required the Company to fund the full 2019 Aggregate Amount with $0.6 million being funded in December 2019 and the remaining $0.6 million funded during the three months ended March 31, 2020. For the period from March 1, 2019 to February 29, 2020, there were no other potential claims, besides the claim involving Cutter’s Point, that met the criteria as set forth under ASC 450-20.

On March 1, 2020, the Adviser entered into a self-insurance policy resulting in an aggregate amount of $2,365,000 (the “2020 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.5 million being allocated to the Company. As of December 30, 2020, all of the $1.5 million of the 2020 Aggregate Amount allocated to the Company has been funded. Under ASC 450-20 “Loss Contingencies”, the Company does not reserve for its self-insured aggregated amount or any portion thereof until a claim is made and the amount of the claim and the timing of payment on the claim can be reasonably estimated. For the period from March 1, 2020 to February 28, 2021, the Company incurred claims related to Venue 8651, Timber Creek and Winter Storm Uri.

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

On March 1, 2022, the Adviser entered into a new policy resulting in a new aggregate amount of $2,497,500 (the “2022 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company. From March 1, 2022 to December 31, 2022, the Company incurred claims at Six Forks Station, Parc500, Hollister Place, Versailles, Timber Creek, Venue at 8651, The Preserve at Terrell Mill, High House at Cary and Arbors of Brentwood. As of December 31, 2022, all of the 2022 Aggregate Amount allocated to the Company has been funded (see Note 5 to our consolidated financial statements).

13. Subsequent Events

Sale of Old Farm and Stone Creek at Old Farm

On January 24, 2023, the Company signed a purchase and sale agreement to sell Old Farm and Stone Creek for a combined sales price of $135.0 million.

Refinance of Venue on Camelback Mortgage

On January 31, 2023, the Company completed a refinance on the mortgage debt for Venue on Camelback. The refinance increased the outstanding principal balance from approximately $28.1 million to $42.8 million, and effectively pushed the maturity date of the mortgage debt from July 1, 2024 to February 1, 2033.

Principal Paydown on Corporate Credit Facility

On February 2, 2023, the Company paid down $17.5 million of its outstanding principal balance on the Corporate Credit Facility.

Dividends Declared

On February 22, 2023, the Company’s board of directors declared a quarterly dividend of $0.42 per share, payable on March 31, 2023 to stockholders of record on March 15, 2023.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2022			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total (4)	Depreciation and Amortization (5) (6)	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$19,184	$2,330	$10,475	$12,805	$3,677	$2,330	$13,840	$16,170	$(5,735)	1/31/2014
Cutter's Point	Richardson, Texas	21,524	3,330	12,515	15,845	8,546	3,330	20,709	24,039	(6,992)	1/31/2014
Silverbrook	Grand Prairie, Texas	46,088	4,860	25,540	30,400	9,343	4,860	34,090	38,950	(13,536)	1/31/2014
The Summit at Sabal Park	Tampa, Florida	30,826	5,770	13,280	19,050	3,478	5,770	16,354	22,124	(6,219)	8/20/2014
Courtney Cove	Tampa, Florida	36,146	5,880	13,070	18,950	5,164	5,880	17,803	23,683	(6,628)	8/20/2014
Radbourne Lake	Charlotte, North Carolina	20,000	2,440	21,810	24,250	5,119	2,440	26,277	28,717	(9,127)	9/30/2014
Timber Creek	Charlotte, North Carolina	24,100	11,260	11,490	22,750	9,973	11,260	20,664	31,924	(8,307)	9/30/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	42,100	7,580	41,920	49,500	6,366	7,580	46,899	54,479	(14,731)	11/5/2014
Cornerstone	Orlando, Florida	46,804	1,500	30,050	31,550	6,444	1,500	35,600	37,100	(12,285)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	71,098	10,170	47,830	58,000	18,581	10,170	64,597	74,767	(22,908)	2/6/2015
Versailles	Dallas, Texas	40,247	6,720	19,445	26,165	7,481	6,720	26,345	33,065	(9,994)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	33,132	7,480	13,520	21,000	5,027	7,480	18,146	25,626	(6,265)	4/15/2015
Madera Point	Mesa, Arizona	34,457	4,920	17,605	22,525	4,492	4,920	21,468	26,388	(7,230)	8/5/2015
Venue at 8651	Fort Worth, Texas	18,690	2,350	16,900	19,250	7,018	2,350	23,407	25,757	(8,083)	10/30/2015
Parc500	West Palm Beach, Florida	29,416	3,860	19,424	23,284	7,316	3,860	26,249	30,109	(8,853)	7/27/2016
The Venue on Camelback	Phoenix, Arizona	28,093	8,340	36,520	44,860	7,367	8,340	43,164	51,504	(11,577)	10/11/2016
Old Farm	Houston, Texas	52,886	11,078	73,986	85,064	5,371	11,078	76,003	87,081	(17,393)	12/29/2016
Stone Creek at Old Farm	Houston, Texas	15,274	3,493	19,937	23,430	1,535	3,493	20,900	24,393	(4,625)	12/29/2016
Rockledge Apartments	Marietta, Georgia	93,129	17,451	96,577	114,028	12,493	17,451	106,049	123,500	(24,825)	6/30/2017
Atera Apartments	Dallas, Texas	46,198	22,371	37,090	59,461	6,148	22,371	41,898	64,269	(9,378)	10/25/2017
Crestmont Reserve	Dallas, Texas	12,061	4,124	20,667	24,791	3,085	4,124	23,065	27,189	(4,782)	9/26/2018
Brandywine I & II	Nashville, Tennessee	43,835	6,237	73,870	80,107	8,968	6,237	81,076	87,313	(15,920)	9/26/2018
Bella Vista	Phoenix, Arizona	29,040	10,942	37,661	48,603	4,175	10,942	40,917	51,859	(7,717)	1/28/2019
The Enclave	Tempe, Arizona	25,322	11,046	30,933	41,979	3,666	11,046	33,830	44,876	(6,508)	1/28/2019
The Heritage	Phoenix, Arizona	24,625	6,835	35,244	42,079	3,958	6,835	38,452	45,287	(7,072)	1/28/2019
Summers Landing	Fort Worth, Texas	10,109	1,798	17,628	19,426	2,698	1,798	19,793	21,591	(3,073)	6/7/2019
Residences at Glenview Reserve	Nashville, Tennessee	25,873	3,367	41,652	45,019	5,760	3,367	46,430	49,797	(7,367)	7/17/2019
Residences at West Place	Orlando, Florida	33,817	3,345	52,657	56,002	4,440	3,345	55,919	59,264	(7,758)	7/17/2019

S-1

Avant at Pembroke Pines	Pembroke Pines, Florida	177,101	48,436	275,671	324,107	27,973	48,436	296,655	345,091	(42,167)	8/30/2019
Arbors of Brentwood	Nashville, Tennessee	34,237	6,346	56,409	62,755	2,291	6,346	57,486	63,832	(7,910)	9/10/2019
Torreyana Apartments	Las Vegas, Nevada	50,580	23,824	44,560	68,384	2,467	23,824	45,826	69,650	(5,970)	11/22/2019
Bloom	Las Vegas, Nevada	59,830	23,803	83,290	107,093	5,626	23,803	87,065	110,868	(11,269)	11/22/2019
Bella Solara	Las Vegas, Nevada	40,328	12,605	54,262	66,867	1,935	12,605	55,038	67,643	(7,133)	11/22/2019
Fairways at San Marcos	Chandler, Arizona	60,228	10,993	73,785	84,778	4,294	10,993	76,404	87,397	(6,561)	11/2/2020
The Verandas at Lake Norman	Charlotte, North Carolina	34,925	9,510	54,270	63,780	1,513	9,510	54,812	64,322	(3,218)	6/30/2021
Creekside at Matthews	Charlotte, North Carolina	29,648	11,515	46,741	58,256	2,250	11,515	47,990	59,505	(2,943)	6/30/2021
Six Forks Station	Raleigh, North Carolina	41,180	11,357	63,748	75,105	2,495	11,357	65,043	76,400	(3,273)	9/10/2021
High House at Cary	Cary, North Carolina	46,625	23,809	69,793	93,602	1,279	23,809	69,696	93,505	(2,741)	12/7/2021
The Adair	Sandy Springs, Georgia	35,115	8,361	57,139	65,500	1,002	8,361	58,141	66,502	(1,498)	4/1/2022
Estates on Maryland	Phoenix, Arizona	43,157	11,573	66,327	77,900	409	11,573	66,736	78,309	(1,722)	4/1/2022
		$1,607,028	$393,009	$1,835,291	$2,228,300	$231,223	$393,009	$2,020,836	$2,413,845	$(371,293)

(1)	Encumbrances includes mortgage debt.
(2)

Includes gross intangible lease assets of approximately $48.3 million and buildings, improvements and furniture, fixtures and equipment of approximately $1.8 billion, which includes total acquisition costs of approximately $8.2 million incurred on the acquisitions of The Colonnade, Old Farm, Stone Creek at Old Farm, Hollister Place, Rockledge Apartments, Atera Apartments, Crestmont Reserve, Brandywine I & II, Bella Vista, The Enclave, The Heritage, Summers Landing, Residences at Glenview Reserve, Residences at West Place, Avant at Pembroke Pines, Arbors of Brentwood, Torreyana, Bloom, Bella Solara, Fairways at San Marcos, Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, and Hudson High House and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt in connection with the acquisition of Parc500.

(3)	Includes construction in progress of approximately $10.6 million and furniture, fixtures and equipment of approximately $158.3 million.
(4)	The aggregate cost, net of accumulated depreciation, for U.S. federal income tax purposes as of December 31, 2022 was approximately $2.0 billion (unaudited).
(5)	Includes accumulated amortization of intangible lease assets of approximately $0.0 million.
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

S-2

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Real Estate:
Balance, beginning of year	$2,248,796	$1,976,243	$1,942,221
Additions:
Real estate acquired	143,400	290,743	84,778
Improvements	58,715	43,202	48,933
Deductions:
Real estate sold	(28,239)	(55,045)	(85,588)
Write-off of fully amortized assets and other	(8,827)	(6,347)	(14,101)
Balance, end of year	$2,413,845	$2,248,796	$1,976,243

Accumulated Depreciation and Amortization:
Balance, beginning of year	$287,096	$215,494	$160,411
Depreciation expense	93,499	82,760	75,609
Amortization expense	4,149	4,118	6,802
Accumulated depreciation on sales	(6,459)	(11,028)	(14,523)
Write-off of fully amortized assets and other	(6,992)	(4,248)	(12,805)
Balance, end of year	$371,293	$287,096	$215,494

S-3