Form 10-Q
period 2023-03-31
NexPoint Residential Trust, Inc.
filed 2023-04-28
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, the registrant had 25,657,723 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2023

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	unfavorable changes in market and economic conditions in the United States and globally and in the specific markets where our properties are located;
•	macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations;
•	risks associated with ownership of real estate;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	our multifamily properties are concentrated in certain geographic markets in the Southeastern and Southwestern United States, which makes us more susceptible to adverse developments in those markets;
•	increased risks associated with our strategy of acquiring value-enhancement multifamily properties rather than more conservative investment strategies;
•	failure to succeed in new markets may have adverse consequences on our performance;
•	potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”);
•	competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth;
•	competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents;
•	the relatively low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
•	the risk that we may fail to consummate future property acquisitions;
•	failure of acquisitions to yield anticipated results;
•	risks associated with increases in interest rates and our ability to issue additional debt or equity securities in the future;
•	risks associated with selling apartment communities, which could limit our operational and financial flexibility;
•	contingent or unknown liabilities related to properties or businesses that we have acquired or may acquire;
•	lack of or insufficient amounts of insurance;
•	the risk that our environmental assessments may not identify all potential environmental liabilities and our remediation actions may be insufficient;
•	high costs associated with the investigation or remediation of environmental contamination, including asbestos, lead-based paint, chemical vapor, subsurface contamination and mold growth;
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

•	the risk that the Internal Revenue Service may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	the ability of our board of directors to revoke our REIT qualification without stockholder approval;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	risks associated with the market for our common stock and the general volatility of the capital and credit markets;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with limitations of liability for and our indemnification of our directors and officers;
•	the risk that legal proceedings we become involved in from time to time could adversely affect our business;
•	the risk that acts of violence could decrease the value of our assets and have an adverse effect on our business and results of operations;

•	risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and
•

any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 24, 2023 or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$378,417	$378,438
Buildings and improvements	1,764,796	1,760,782
Construction in progress	13,174	10,622
Furniture, fixtures and equipment	162,048	152,529
Total Gross Operating Real Estate Investments	2,318,435	2,302,371
Accumulated depreciation and amortization	(372,378)	(349,276)
Total Net Operating Real Estate Investments	1,946,057	1,953,095
Real estate held for sale, net of accumulated depreciation of $22,017 and $22,017, respectively	89,848	89,457
Total Net Real Estate Investments	2,035,905	2,042,552
Cash and cash equivalents	14,142	16,762
Restricted cash	32,933	35,037
Accounts receivable, net	18,522	17,121
Prepaid and other assets	8,113	10,425
Fair value of interest rate swaps	86,234	103,440
TOTAL ASSETS	$2,195,849	$2,225,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,541,531	$1,526,828
Mortgages payable held for sale, net	68,040	68,016
Credit facility, net	55,419	72,644
Accounts payable and other accrued liabilities	13,722	12,325
Accrued real estate taxes payable	8,655	7,232
Accrued interest payable	9,049	7,946
Security deposit liability	3,202	3,200
Prepaid rents	2,140	1,849
Total Liabilities	1,701,758	1,700,040

Redeemable noncontrolling interests in the Operating Partnership	6,058	5,631

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,657,723 and 25,549,319 shares issued and outstanding, respectively	256	255
Additional paid-in capital	405,847	405,376
Accumulated earnings (loss) less dividends	(3,084)	11,880
Accumulated other comprehensive income	85,014	102,155
Total Stockholders' Equity	488,033	519,666
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,195,849	$2,225,337

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$67,537	$59,297
Other income	1,690	1,489
Total revenues	69,227	60,786
Expenses
Property operating expenses	13,266	13,596
Real estate taxes and insurance	10,020	8,720
Property management fees (1)	2,027	1,757
Advisory and administrative fees (2)	1,889	1,843
Corporate general and administrative expenses	3,367	3,486
Property general and administrative expenses	2,270	2,006
Depreciation and amortization	23,266	23,718
Total expenses	56,105	55,126
Operating income	13,122	5,660
Interest expense	(16,739)	(10,636)
Gain (loss) on extinguishment of debt and modification costs	122	—
Casualty gain (loss)	(814)	128
Miscellaneous income	411	181
Net loss	(3,898)	(4,667)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(15)	(14)
Net loss attributable to common stockholders	$(3,883)	$(4,653)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(17,206)	54,579
Total comprehensive income (loss)	(21,104)	49,912
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(80)	150
Comprehensive income (loss) attributable to common stockholders	$(21,024)	$49,762

Weighted average common shares outstanding - basic	25,599	25,620
Weighted average common shares outstanding - diluted	25,599	25,620

Loss per share - basic	$(0.15)	$(0.18)
Loss per share - diluted	$(0.15)	$(0.18)

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 9).
(2)	Fees incurred to the Adviser (see Note 10).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2022	—	$—	25,549,319	$255	$405,376	$11,880	$102,155	$519,666
Net loss attributable to common stockholders	—	—	—	—	—	(3,883)	—	(3,883)
Vesting of stock-based compensation	—	—	108,404	1	471	—	—	472
Common stock dividends declared ($0.42 per share)	—	—	—	—	—	(10,940)	—	(10,940)
Other comprehensive loss	—	—	—	—	—	—	(17,141)	(17,141)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(141)	—	(141)
Balances, March 31, 2023	—	$—	25,657,723	$256	$405,847	$(3,084)	$85,014	$488,033

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2021	—	$—	25,500,567	$255	$407,803	$59,209	$2,578	$469,845
Net loss attributable to common stockholders	—	—	—	—	—	(4,653)	—	(4,653)
Vesting of stock-based compensation	—	—	147,532	1	(881)	—	—	(880)
Issuance of common stock through at-the-market offering	—	—	52,091	1	4,137	—	—	4,138
Common stock dividends declared ($0.38 per share)	—	—	—	—	—	(9,976)	—	(9,976)
Other comprehensive income	—	—	—	—	—	—	54,415	54,415
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(334)	—	(334)
Balances, March 31, 2022	—	$—	25,700,190	$257	$411,059	$44,246	$56,993	$512,555

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,898)	$(4,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,266	23,718
Amortization/write-off of deferred financing costs	645	565
Change in fair value on derivative instruments included in interest expense	(9,175)	2,384
Net cash received (paid) on derivative settlements	9,871	(3,646)
Amortization/write-off of fair value adjustment of assumed debt	(27)	(50)
Provision for bad debts, net	2,325	1,248
Vesting of stock-based compensation	1,966	1,877
Casualty gain (loss)	202	94
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(1,425)	(6,413)
Operating liabilities	4,173	(6,428)
Net cash provided by operating activities	27,923	8,682

Cash flows from investing activities
Prepaid acquisition deposits	—	(1,615)
Insurance proceeds received from casualty losses	1,494	273
Additions to real estate investments	(17,999)	(9,120)
Net cash used in investing activities	(16,505)	(10,462)

Cash flows from financing activities
Mortgage proceeds received	42,788	—
Mortgage payments	(28,181)	(381)
Credit facilities proceeds received	—	55,000
Credit facilities payments	(17,500)	—
Deferred financing costs received (paid)	61	(415)
Interest rate cap fees paid	(215)	(10)
Prepayment penalties on extinguished debt	(285)	—
Proceeds from the issuance of common stock through at-the-market offering, net of offering costs	—	4,138
Payments for taxes related to net share settlement of stock-based compensation	(1,494)	(2,757)
Dividends paid to common stockholders	(11,267)	(10,367)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(49)	—
Net cash provided by (used in) financing activities	(16,142)	45,208

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,724)	43,428
Cash, cash equivalents and restricted cash, beginning of period	51,799	88,696
Cash, cash equivalents and restricted cash, end of period	$47,075	$132,124

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$24,071	$7,442
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	415	—
Capitalized construction costs included in accounts payable and other accrued liabilities	5,091	2,846
Change in fair value on derivative instruments designated as hedges	(17,206)	54,579
Decrease in dividends payable upon vesting of restricted stock units	(327)	(391)
Write-off of assets due to casualty losses	1,751	1,904
Write-off of fully amortized in-place leases	—	1,200
Write-off of deferred financing costs	38	—

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2023, there were 26,055,458 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 104,304, or 0.4%, were owned by a noncontrolling limited partner (see Note 9).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 24, 2023.

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

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectable. This is recorded through a provision for bad debt which is included in rental income in the accompanying consolidated statements of operations and comprehensive income (loss). Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, and pets, and administrative, application and other fees and are recognized when earned.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 6), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of March 31, 2023, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2023, there are two properties classified as held for sale. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheet also includes approximately $0.5 million of accounts receivable and prepaid and other assets, and approximately $1.8 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2023 and 2022.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2023, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2023. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

As of March 31, 2023, the Company, through the OP and the wholly owned TRS, owned 40 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of March 31, 2023 and December 31, 2022:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	March 31, 2023	December 31, 2022
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Silverbrook		Grand Prairie, Texas	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake		Charlotte, North Carolina	2014	100%	100%
Timber Creek		Charlotte, North Carolina	2014	100%	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback		Phoenix, Arizona	2016	100%	100%
Old Farm	(1)	Houston, Texas	2016	100%	100%
Stone Creek at Old Farm	(1)	Houston, Texas	2016	100%	100%
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Crestmont Reserve		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments		Las Vegas, Nevada	2019	100%	100%
Bloom		Las Vegas, Nevada	2019	100%	100%
Bella Solara		Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman		Charlotte, North Carolina	2021	100%	100%
Creekside at Matthews		Charlotte, North Carolina	2021	100%	100%
Six Forks Station		Raleigh, North Carolina	2021	100%	100%
High House at Cary		Cary, North Carolina	2021	100%	100%
The Adair		Sandy Springs, Georgia	2022	100%	100%
Estates on Maryland		Phoenix, Arizona	2022	100%	100%

(1)	Properties classified as held for sale as of March 31, 2023.

4. Real Estate Investments

As of March 31, 2023, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,815	$13	$2,057	$16,215
Cutter's Point	3,330	13,196	—	7,783	24,309
Silverbrook	4,860	25,959	2,832	6,298	39,949
The Summit at Sabal Park	5,770	14,304	—	2,408	22,482
Courtney Cove	5,880	15,024	—	2,966	23,870
Radbourne Lake	2,440	23,060	4	3,504	29,008
Timber Creek	11,260	13,523	2,830	4,408	32,021
Sabal Palm at Lake Buena Vista	7,558	44,135	413	3,986	56,092
Cornerstone	1,500	31,042	133	4,637	37,312
The Preserve at Terrell Mill	10,170	53,601	41	12,176	75,988
Versailles	6,720	21,630	317	4,758	33,425
Seasons 704 Apartments	7,480	15,063	22	3,280	25,845
Madera Point	4,920	18,303	—	3,272	26,495
Venue at 8651	2,350	18,115	1,401	4,500	26,366
Parc500	3,860	21,366	4	5,026	30,256
The Venue on Camelback	8,340	38,965	—	4,476	51,781
Rockledge Apartments	17,451	97,660	1,155	8,653	124,919
Atera Apartments	22,371	38,963	9	3,016	64,359
Crestmont Reserve	4,124	20,791	15	2,067	26,997
Brandywine I & II	6,237	74,008	—	7,728	87,973
Bella Vista	10,942	37,502	22	3,523	51,989
The Enclave	11,046	30,865	—	3,169	45,080
The Heritage	6,835	35,299	—	3,203	45,337
Summers Landing	1,798	18,694	—	1,162	21,654
Residences at Glenview Reserve	3,367	42,640	2	4,215	50,224
Residences at West Place	3,345	52,703	571	3,507	60,126
Avant at Pembroke Pines	48,436	279,594	2,021	16,708	346,759
Arbors of Brentwood	6,346	54,289	38	3,390	64,063
Torreyana Apartments	23,824	43,881	—	2,102	69,807
Bloom	23,805	82,920	30	4,770	111,525
Bella Solara	12,605	52,379	155	2,849	67,988
Fairways at San Marcos	10,993	73,056	—	3,541	87,590
The Verandas at Lake Norman	9,510	53,165	—	1,938	64,613
Creekside at Matthews	11,514	45,795	78	2,318	59,705
Six Forks Station	11,357	61,287	791	2,551	75,986
High House at Cary	23,809	68,026	18	2,113	93,966
The Adair	8,361	57,032	154	2,027	67,574
Estates on Maryland	11,573	65,146	105	1,963	78,787
	378,417	1,764,796	13,174	162,048	2,318,435
Accumulated depreciation and amortization	—	(261,041)	—	(111,337)	(372,378)
Total Operating Properties	$378,417	$1,503,755	$13,174	$50,711	$1,946,057

Held For Sale Properties
Old Farm	$11,078	$71,360	$98	$4,849	$87,385
Stone Creek at Old Farm	3,493	19,793	13	1,181	24,480
Accumulated depreciation and amortization	—	(17,339)	—	(4,678)	(22,017)
Total Held For Sale Properties	$14,571	$73,814	$111	$1,352	$89,848

Total	$392,988	$1,577,569	$13,285	$52,063	$2,035,905

As of December 31, 2022, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,809	$2	$2,029	$16,170
Cutter's Point	3,330	13,147	—	7,562	24,039
Silverbrook	4,860	25,927	1,962	6,201	38,950
The Summit at Sabal Park	5,770	13,990	38	2,326	22,124
Courtney Cove	5,880	14,920	—	2,883	23,683
Radbourne Lake	2,440	23,040	—	3,237	28,717
Timber Creek	11,260	13,504	2,823	4,337	31,924
Sabal Palm at Lake Buena Vista	7,580	42,809	314	3,776	54,479
Cornerstone	1,500	31,014	146	4,440	37,100
The Preserve at Terrell Mill	10,170	53,429	—	11,177	74,776
Versailles	6,720	21,594	124	4,618	33,056
Seasons 704 Apartments	7,480	15,042	9	3,095	25,626
Madera Point	4,920	18,294	—	3,174	26,388
Venue at 8651	2,350	17,977	1,036	4,394	25,757
Parc500	3,860	21,352	4	4,893	30,109
The Venue on Camelback	8,340	38,860	27	4,277	51,504
Rockledge Apartments	17,451	96,896	912	8,241	123,500
Atera Apartments	22,371	38,942	—	2,956	64,269
Crestmont Reserve	4,124	21,105	6	1,954	27,189
Brandywine I & II	6,237	73,920	—	7,156	87,313
Bella Vista	10,942	37,493	8	3,416	51,859
The Enclave	11,046	30,777	16	3,037	44,876
The Heritage	6,835	35,286	—	3,166	45,287
Summers Landing	1,798	18,669	—	1,124	21,591
Residences at Glenview Reserve	3,367	42,563	—	3,867	49,797
Residences at West Place	3,345	52,712	12	3,195	59,264
Avant at Pembroke Pines	48,436	278,736	2,139	15,780	345,091
Arbors of Brentwood	6,346	54,239	121	3,126	63,832
Torreyana Apartments	23,824	43,861	—	1,965	69,650
Bloom	23,803	82,802	37	4,226	110,868
Bella Solara	12,605	52,351	—	2,687	67,643
Fairways at San Marcos	10,993	73,007	—	3,397	87,397
The Verandas at Lake Norman	9,510	53,061	25	1,726	64,322
Creekside at Matthews	11,515	45,779	78	2,133	59,505
Six Forks Station	11,357	62,816	116	2,111	76,400
High House at Cary	23,809	67,855	52	1,789	93,505
The Adair	8,361	56,163	525	1,453	66,502
Estates on Maryland	11,573	65,041	90	1,605	78,309
	378,438	1,760,782	10,622	152,529	2,302,371
Accumulated depreciation and amortization	—	(245,093)	—	(104,183)	(349,276)
Total Operating Properties	$378,438	$1,515,689	$10,622	$48,346	$1,953,095

Held For Sale Properties
Old Farm	$11,078	$71,305	$12	$4,686	$87,081
Stone Creek at Old Farm	3,493	19,772	3	1,125	24,393
Accumulated depreciation and amortization	—	(17,339)	—	(4,678)	(22,017)
Total Held For Sale Properties	$14,571	$73,738	$15	$1,133	$89,457

Total	$393,009	$1,589,427	$10,637	$49,479	$2,042,552

Depreciation expense was $23.3 million and $22.6 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2022 has been fully amortized and the assets and related accumulated amortization have been written off as of March 31, 2023.

Acquisitions

There were no acquisitions of real estate during the three months ended March 31, 2023 and 2022.

Dispositions

There were no dispositions of real estate during the three months ended March 31, 2023 and 2022.

Casualty Losses

As of March 31, 2022, seven of the Company’s properties, Silverbrook, Venue at 8651, Bloom, Old Farm, Timber Creek, The Preserve at Terrell Mill and Six Forks, suffered significant property damage as a result of fires and flooding.

As of March 31, 2023, nine of the Company’s properties, Silverbrook, Versailles, Parc500, Rockledge Apartments, Summers Landing, Avant at Pembroke Pines, Arbors of Brentwood, Bella Solara, and Six Forks Station, suffered significant property damages as a result of fires and water damage. As of March 31, 2023, 107 units were excluded from the Portfolio’s total unit count. Business interruption proceeds for lost rent are included in miscellaneous income in the consolidated statements of operations and comprehensive income (loss) in relation to these events. Cash flows from business interruption are included on the Company’s consolidated statements of cash flows as operating activities. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains/(losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy. Casualty gains/(losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets. For the quarter ended March 31, 2023, the Company recognized $0.8 million in casualty loss and $0.4 million in business interruption income on the consolidated statement of operations and comprehensive income (loss).

5. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2023 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal (1)		Interest Rate (2)	Maturity Date
Arbors on Forest Ridge	(3)	Floating	120	$19,184		6.18%	12/1/2032
Cutter's Point	(3)	Floating	120	21,524		6.18%	12/1/2032
Silverbrook	(3)	Floating	120	46,088		6.18%	12/1/2032
The Summit at Sabal Park	(3)	Floating	120	30,826		6.18%	12/1/2032
Courtney Cove	(3)	Floating	120	36,146		6.18%	12/1/2032
The Preserve at Terrell Mill	(3)	Floating	120	71,098		6.18%	12/1/2032
Versailles	(3)	Floating	120	40,247		6.18%	12/1/2032
Seasons 704 Apartments	(3)	Floating	120	33,132		6.18%	12/1/2032
Madera Point	(3)	Floating	120	34,457		6.18%	12/1/2032
Venue at 8651	(3)	Floating	120	18,690		6.18%	12/1/2032
The Venue on Camelback	(4)	Floating	120	42,788		6.81%	2/1/2033
Timber Creek	(4)	Floating	84	24,100		6.12%	10/1/2025
Radbourne Lake	(4)	Floating	84	20,000		6.15%	10/1/2025
Sabal Palm at Lake Buena Vista	(4)	Floating	84	42,100		6.16%	9/1/2025
Cornerstone	(3)	Floating	120	46,804		6.72%	12/1/2032
Parc500	(3)	Floating	120	29,416		6.18%	12/1/2032
Rockledge Apartments	(3)	Floating	120	93,129		6.18%	12/1/2032
Atera Apartments	(3)	Floating	120	46,198		6.18%	12/1/2032
Crestmont Reserve	(4)	Floating	84	12,061		6.04%	10/1/2025
Brandywine I & II	(4)	Floating	84	43,835		6.04%	10/1/2025
Bella Vista	(4)	Floating	84	29,040		6.18%	2/1/2026
The Enclave	(4)	Floating	84	25,322		6.18%	2/1/2026
The Heritage	(4)	Floating	84	24,625		6.18%	2/1/2026
Summers Landing	(5)	Floating	84	10,109		6.04%	10/1/2025
Residences at Glenview Reserve	(6)	Floating	84	25,785		6.30%	10/1/2025
Residences at West Place	(6)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	(4)	Floating	84	177,100		6.29%	9/1/2026
Arbors of Brentwood	(4)	Floating	84	34,237		6.29%	10/1/2026
Torreyana Apartments	(3)	Floating	120	50,580		6.18%	12/1/2032
Bloom	(3)	Floating	120	59,830		6.18%	12/1/2032
Bella Solara	(3)	Floating	120	40,328		6.18%	12/1/2032
Fairways at San Marcos	(3)	Floating	120	60,228		6.18%	12/1/2032
The Verandas at Lake Norman	(7)	Floating	84	34,925		6.48%	7/1/2028
Creekside at Matthews	(3)	Floating	120	29,648		6.18%	12/1/2032
Six Forks Station	(8)	Floating	120	41,180		6.35%	10/1/2031
High House at Cary	(7)	Floating	84	46,625		6.64%	1/1/2029
The Adair	(4)	Floating	84	35,115		6.60%	4/1/2029
Estates on Maryland	(4)	Floating	84	43,157		6.60%	4/1/2029
				$1,553,474
Fair market value adjustment				583	(9)
Deferred financing costs, net of accumulated amortization of $2,936				(12,526)
				$1,541,531

Held For Sale Properties
Old Farm	(4)	Floating	84	$52,886		6.54%	7/1/2024
Stone Creek at Old Farm	(4)	Floating	84	15,274		6.54%	7/1/2024
				$68,160
Deferred financing costs, net of accumulated amortization of $553				(120)
				$68,040

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily properties.
(2)

Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. References rates used in our Portfolio include one-month LIBOR and 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of March 31, 2023, one-month LIBOR was 4.858% and SOFR was 4.630%.

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

The weighted average interest rate of the Company’s mortgage indebtedness was 6.24% as of March 31, 2023 and 5.71% as of December 31, 2022. The increase between the periods is primarily related to an increase in one-month LIBOR of approximately 47 basis points to 4.858% as of March 31, 2023 from 4.39200% as of December 31, 2022, and an increase in 30-Day Average SOFR of approximately 57 basis points to 4.630% as of March 31, 2023, from 4.062% as of December 31, 2022. As of March 31, 2023, the Company had approximately $536 million, $1,051 million, and $34 million of LIBOR, SOFR, and fixed rate debt. As of March 31, 2023, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.51%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.0682% for one-month LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate mortgage debt (see Note 6).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2023, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of March 31, 2023 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	36	$57,000	6.88%	6/30/2025
Deferred financing costs, net of accumulated amortization of $1,426			(1,581)
			$55,419

(1)	Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of March 31, 2023 was 4.630%.

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. The Company may borrow up to $350.0 million under the Corporate Credit Facility. During the three months ended March 31, 2023, the Company paid down $17.5 million on the Corporate Credit Facility. As of March 31, 2023, there was $57.0 million in aggregate principal outstanding under the Corporate Credit Facility.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended March 31, 2023 and 2022, amortization of deferred financing costs of approximately $0.8 million and $0.6 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Gain (loss) on Extinguishment of Debt and Modification Costs

Gain (loss) on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the three months ended March 31, 2023 the Company completed a refinance of The Venue on Camelback and incurred a loss on extinguishment of approximately $0.3 million.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2023 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2023	$226	$—	$—	$226
2024	391	68,160	—	68,551
2025	177,373	—	57,000	234,373
2026	290,324	—	—	290,324
2027	—	—	—	—
Thereafter	1,085,160	—	—	1,085,160
Total	$1,553,474	$68,160	$57,000	$1,678,634

6. Fair Value of Derivatives and Financial Instruments

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the three months ended March 31, 2023 and 2022, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt.

The interest rate cap agreements the Company has entered into effectively cap one-month LIBOR on $1.4 billion of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.82% as of March 31, 2023.

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

As of March 31, 2023, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2019	June 1, 2024	KeyBank	$50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			$1,167,500	1.0682%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2023, one-month LIBOR was 4.858%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

As of March 31, 2023, the Company had the following outstanding interest rate swaps that was designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2023, one-month LIBOR was 4.858%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

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

As of March 31, 2023, the Company had the following outstanding interest rate caps outstanding that are not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Notional	Strike Rate
Sabal Palm at Lake Buena Vista	Floating	$42,100	6.20%
Residences at Glenview Reserve	Floating	25,977	4.81%
Timber Creek	Floating	24,100	4.99%
Brandywine I & II	Floating	43,835	6.82%
Radbourne Lake	Floating	20,000	6.46%
Summers Landing	Floating	10,109	6.07%
Crestmont Reserve	Floating	12,061	6.82%
Fairways at San Marcos	Floating	46,464	3.37%
The Verandas at Lake Norman	Floating	34,925	3.40%
Creekside at Matthews	Floating	31,900	4.40%
Six Forks Station	Floating	41,180	4.00%
High House at Cary	Floating	46,625	2.74%
Estates on Maryland	Floating	43,157	3.91%
The Adair	Floating	35,115	3.91%
Rockledge Apartments	Floating	93,129	6.45%
The Preserve at Terrell Mill	Floating	71,098	6.45%
Fairways at San Marcos	Floating	60,228	6.70%
Bloom	Floating	59,830	6.70%
Atera Apartments	Floating	46,198	6.45%
Silverbrook	Floating	46,088	6.45%
Torreyana Apartments	Floating	50,580	6.70%
Cornerstone	Floating	46,804	6.66%
Versailles	Floating	40,247	6.45%
Bella Solara	Floating	40,328	6.70%
Courtney Cove	Floating	36,146	6.70%
Madera Point	Floating	34,457	6.70%
Creekside at Matthews	Floating	29,648	6.45%
Parc500	Floating	29,416	6.45%
Seasons 704 Apartments	Floating	33,132	6.70%
The Summit at Sabal Park	Floating	30,826	6.70%
Cutter's Point	Floating	21,524	6.45%
Venue at 8651	Floating	18,690	6.45%
The Heritage	Floating	24,625	5.18%
The Enclave	Floating	25,322	5.18%
Bella Vista	Floating	29,040	5.18%
Arbors on Forest Ridge	Floating	19,184	6.70%
Venue on Camelback	Floating	42,788	6.07%
		$1,386,876	5.82%

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$86,234	$103,440	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	6,408	7,634	—	—
Total		$92,642	$111,074	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2023	2022	OCI into income	2023	2022
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate products	$(7,061)	$51,017	Interest expense	$10,145	$(3,562)

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2023	2022
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate products	Interest expense	$(970)	$1,184

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 9). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.

Financial Instruments Not Carried at Fair Value

At March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$32,131	$33,817	$31,857
Floating rate debt (1)	$1,644,817	$1,453,785	$1,647,711	$1,506,741

(1)	Includes balances outstanding under our Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges related to real estate assets.

7. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2023, the Company issued 108,404 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of March 31, 2023, the Company had 25,657,723 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. On October 24, 2022, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board prior authorization. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.

During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of its common stock. Since the inception of the Share Repurchase Program through March 31, 2023, the Company had repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.3 million, or $28.36 per share.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the three months ended March 31, 2023 and 2022, the Company retired no shares of its common stock held in treasury. As of March 31, 2023, the Company did not have any shares of common stock held in treasury.

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

Restricted Stock Units

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On February 21, 2019, pursuant to the 2016 LTIP, the Company granted 186,662 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 20, 2020, pursuant to the 2016 LTIP, the Company granted 168,183 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On May 11, 2020, pursuant to the 2016 LTIP, the Company granted 116,852 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 18, 2021, pursuant to the 2016 LTIP, the Company granted 204,663 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On February 17, 2022, pursuant to the 2016 LTIP, the Company granted 142,159 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. On March 28, 2023, pursuant to the 2016 LTIP, the Company granted 260,709 restricted stock units to its directors, officers, employees and certain key employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2023:

	2023
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	527,926		$52.66
Granted	260,709		39.64
Vested	(138,932)	(1)	52.75
Forfeited	(213)		83.88
Outstanding March 31,	649,490		$47.41

(1)

Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 108,404 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to March 31, 2023:

	Shares Vesting
	February		March	May	Total
2023	—	(1)	—	21,879	21,879
2024	132,526		63,329	21,877	217,732
2025	97,635		49,349	21,877	168,861
2026	65,939		49,348	—	115,287
2027	27,048		49,348	—	76,396
2028	—		49,335	—	49,335
Total	323,148		260,709	65,633	649,490

(1)	Shares vested prior to March 31, 2023.

As of March 31, 2023, the Company had issued 965,614 shares of common stock under the 2016 LTIP. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $2.0 million and $1.9 million, respectively, of equity-based compensation expense related to grants of restricted stock units.  As of March 31, 2023, the Company had recognized a liability of approximately $1.4 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company may issue and sell from time to time when an effective registration statement is available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”).  Sales of shares of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.  In addition to the issuance and sale of shares of common stock, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program.  During the three months ended March 31, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the ATM Program. The Company paid approximately $0.1 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.1 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the three months ended March 31, 2023, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,353,015
Net proceeds	60,023,287
Average price per share, net	$53.55

8. Earnings (Loss) Per Share

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted loss per share, as they are exchangeable for common stock on a one-for-one basis. The loss allocable to such units is allocated on this same basis and reflected as net loss attributable to redeemable noncontrolling interests in the OP in the accompanying consolidated statements of operations and comprehensive income (loss). As such, the assumed conversion of these units would have no net impact on the determination of diluted loss per share. See Note 9 for additional information.

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2023	2022
Numerator for loss per share:
Net loss		$(3,898)	$(4,667)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership		(15)	(14)
Net loss attributable to common stockholders		$(3,883)	$(4,653)

Denominator for loss per share:
Weighted average common shares outstanding		25,599	25,620
Denominator for basic loss per share		25,599	25,620
Weighted average unvested restricted stock units		476	573
Denominator for diluted earnings per share	(1)	25,599	25,620

Loss per weighted average common share:
Basic		$(0.15)	$(0.18)
Diluted		$(0.15)	$(0.18)

(1)	If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

9. Noncontrolling Interests

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

On April 1, 2022, the Company acquired The Adair and Estates on Maryland, from investors in a Delaware Statutory Trust managed by an entity affiliated with the Adviser, for total consideration of $143.4 million (the “Purchase Price”). The Purchase Price consisted of 31,071 OP Units (valued at $2.9 million) that were issued in connection with the acquisition and approximately $70.7 million in cash and debt. The fair value of the OP Units was determined based on the April 1, 2022 share price of NXRT as the OP units are convertible to common stock on a one to one basis.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2023 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2022	$5,631
Net loss attributable to redeemable noncontrolling interests in the OP	(15)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(65)
Distributions to redeemable noncontrolling interests in the OP	(49)
Issuance of operating partnership units for purchase of noncontrolling interests	415
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	141
Redeemable noncontrolling interests in the OP, March 31, 2023	$6,058

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2023 and 2022 (in thousands):

		For the Three Months Ended March 31,
		2023	2022
Fees incurred
Property management fees	(1)	$2,019	$1,750
Construction supervision fees	(2)	651	325
Design fees	(2)	11	—

Reimbursements
Payroll and benefits	(3)	5,451	5,164
Other reimbursements	(4)	1,353	1,028

(1)	Included in property management fees on the consolidated statements of operations and comprehensive income (loss).
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Included in property operating expenses on the consolidated statements of operations and comprehensive income (loss).
(4)

Includes property operating expenses such as repairs and maintenance costs and certain property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive income (loss).

10. Related Party Transactions

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2023 and 2022, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended March 31, 2023 and 2022, the Company incurred advisory and administrative fees of $1.9 million and $1.8 million, respectively.

For the three months ended March 31, 2023 and 2022, the Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.3 million and $4.9 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods.  The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the three months ended March 31, 2023 and 2022, the Company did not pay any fees to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital, Inc. (“NexBank”), an affiliate of the Adviser through common beneficial ownership.

NexBank is an affiliate of the Adviser through common beneficial ownership.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest. As of March 31, 2023, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three months ended March 31, 2023, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).  Additionally, on July 30, 2021, we entered into agreements with NLMF Leaseco, LLC, which is controlled by Matt McGraner, one of our officers. We expect that these actions will provide faster, more reliable and lower cost internet to our residents.

11. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of March 31, 2023, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

On March 1, 2022, the Adviser entered into a new policy resulting in a new aggregate amount of $2,497,500 (the “2022 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company. From March 1, 2022 to March 31, 2023, the Company incurred claims at Six Forks Station, Parc500, Hollister Place, Versailles, Timber Creek, Venue at 8651, The Preserve at Terrell Mill, High House at Cary and Arbors of Brentwood. As of March 31, 2023, all of the 2022 Aggregate Amount allocated to the Company has been funded (see Note 4 to our consolidated financial statements).

12. Subsequent Events

Dividends Declared

On April 24, 2023, the Company’s Board declared a quarterly dividend of $0.42 per share, payable on June 30, 2023 to stockholders of record on June 15, 2023.

2023 Insurance Renewal

On April 1, 2023, the Company renewed its property, casualty, and environmental insurance. The property insurance has an aggregate of $5,500,000 (the “2023 Aggregate Amount”) which is allocated across properties covered by the policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report.

Overview

As of March 31, 2023, our Portfolio consisted of 40 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 15,127 units of apartment space that was approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,487. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of March 31, 2023, there were 26,055,458 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us and 104,304, or 0.4%, were owned by an unaffiliated limited partner (see Note 8 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 14, 2023 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2023 and 2022.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Property management fees. Property management fees include fees paid to BH, our property manager, or other third party management companies for managing each property (see Note 9 to our consolidated financial statements).

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 10 to our consolidated financial statements).

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary of our operating results for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Total revenues	$69,227	$60,786	$8,441
Total expenses	(56,105)	(55,126)	(979)
Operating income	13,122	5,660	7,462
Interest expense	(16,739)	(10,636)	(6,103)
Gain (loss) on extinguishment of debt and modification costs	122	—	122
Casualty gain (loss)	(814)	128	(942)
Miscellaneous income	411	181	230
Net loss	(3,898)	(4,667)	769
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(15)	(14)	(1)
Net loss attributable to common stockholders	$(3,883)	$(4,653)	$770

The change in our net loss for the three months ended March 31, 2023 as compared to the net loss for the three months ended March 31, 2022 primarily relates to an increase in total revenues and was partially offset by an increase in interest expense.

Revenues

Rental income. Rental income was $67.5 million for the three months ended March 31, 2023 compared to $59.3 million for the three months ended March 31, 2022, which was an increase of approximately $8.2 million. The increase between the periods was primarily due to a 13.5% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,487 as of March 31, 2023 from $1,310 as of March 31, 2022.  The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $1.7 million for the three months ended March 31, 2023 compared to $1.5 million for the three months ended March 31, 2022.

Expenses

Property operating expenses. Property operating expenses were $13.3 million for the three months ended March 31, 2023 compared to $13.6 million for the three months ended March 31, 2022, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a $0.7 million decrease in casualty loss partially offset by increases of $0.1 million and $0.1 million in contract painting and water and sewer, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $10.0 million for the three months ended March 31, 2023 compared to $8.7 million for the three months ended March 31, 2022. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $2.0 million for the three months ended March 31, 2023 compared to $1.8 million for the three months ended March 31, 2022, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $1.9 million for the three months ended March 31, 2023 and $1.8 million for the three months ended March 31, 2022, which was an increase of approximately $0.1 million. For the three months ended March 31, 2023 and 2022, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.3 million and $4.9 million and are considered to be permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.4 million for the three months ended March 31, 2023 compared to $3.5 million for the three months ended March 31, 2022, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a decrease in professional fees of approximately $0.1 million.

Property general and administrative expenses. Property general and administrative expenses were $2.3 million for the three months ended March 31, 2023 compared to $2.0 million for the three months ended March 31, 2022, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to an increase in centralized services of approximately $0.3 million.

Depreciation and amortization. Depreciation and amortization costs were $23.3 million for the three months ended March 31, 2023 compared to $23.7 million for the three months ended March 31, 2022, which was a decrease of approximately $0.4 million. The decrease between the periods was due to the amortization of intangible lease assets of $0.0 million related to no properties for the three months ended March 31, 2023 compared to $1.1 million related to two property for the three months ended March 31, 2022, which was a decrease of approximately $1.1 million partially offset by an increase of $0.6 million in depreciation expense, primarily due to our acquisition activity in 2022 (acquisitions of The Adair and Estates on Maryland in the second quarter of 2022) and the timing of the transactions, as described above. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the year of acquisition for each property.

Other Income and Expense

Interest expense. Interest expense was $16.7 million for the three months ended March 31, 2023 compared to $10.6 million for the three months ended March 31, 2022. There was an increase in interest on debt of approximately $17.5 million and interest rate caps market-to-market gain of $2.2 million partially offset by interest rate swaps of $13.7 million. The following table details the various costs included in interest expense for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Interest on debt	$25,147	$7,689	$17,458
Amortization of deferred financing costs	767	565	202
Interest rate swaps	(10,145)	3,562	(13,707)
Interest rate caps mark-to-market loss (gain)	970	(1,180)	2,150
Total	$16,739	$10,636	$6,103

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (6) casualty-related expenses/(recoveries) and casualty gains (losses), (7) loss on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, and (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

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

NOI and Same Store NOI for the Three Months Ended March 31, 2023 and 2022

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three months ended March 31, 2023 and 2022 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2023	2022
Net loss		$(3,898)	$(4,667)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		1,889	1,843
Corporate general and administrative expenses		3,367	3,486
Casualty-related expenses/(recoveries)	(1)	(1,706)	1,047
Casualty gains		814	(128)
Property general and administrative expenses	(2)	781	738
Depreciation and amortization		23,266	23,718
Interest expense		16,739	10,636
Gain (loss) on extinguishment of debt and modification costs		(122)	—
NOI		$41,130	$36,673
Less Non-Same Store
Revenues		(6,579)	(4,403)
Operating expenses		3,199	2,302
Operating income		—	(52)
Same Store NOI		$37,750	$34,520

(1)	Adjustment to net loss to exclude certain property operating expenses that are casualty-related expenses.
(2)

Adjustment to net loss to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2023 and 2022

There are 36 properties encompassing 13,534 units of apartment space in our same store pool for the three months ended March 31, 2023 and 2022 (our “Same Store” properties). Our Same Store properties exclude the following four properties in our Portfolio as of March 31, 2023: Old Farm, Stone Creek at Old Farm, The Adair, and Estates at Maryland as well as the 107 units that are currently down (see Note 4).

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2023 and 2022 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues
Same Store
Rental income	$61,149	$54,963	$6,186	11.3%
Other income	1,499	1,420	79	5.6%
Same Store revenues	62,648	56,383	6,265	11.1%
Non-Same Store
Rental income	6,388	4,334	2,054	47.4%
Other income	191	69	122	176.8%
Non-Same Store revenues	6,579	4,403	2,176	49.4%
Total revenues	69,227	60,786	8,441	13.9%

Operating expenses
Same Store
Property operating expenses (1)	13,376	11,587	1,789	15.4%
Real estate taxes and insurance	8,781	7,632	1,149	15.1%
Property management fees (2)	1,827	1,627	200	12.3%
Property general and administrative expenses (3)	1,325	1,146	179	15.6%
Same Store operating expenses	25,309	21,992	3,317	15.1%
Non-Same Store
Property operating expenses (4)	1,596	962	634	65.9%
Real estate taxes and insurance	1,239	1,088	151	13.9%
Property management fees (2)	200	130	70	53.8%
Property general and administrative expenses (5)	164	122	42	34.4%
Non-Same Store operating expenses	3,199	2,302	897	39.0%
Total operating expenses	28,508	24,294	4,214	17.3%

Operating income
Same Store
Miscellaneous income	411	129	282	218.6%
Non-Same Store
Miscellaneous income	—	52	(52)	N/M
Total operating income	411	181	230	N/M

NOI
Same Store	37,750	34,520	3,230	9.4%
Non-Same Store	3,380	2,153	1,227	57.0%
Total NOI	$41,130	$36,673	$4,457	12.2%
(1)	For the three months ended March 31, 2023 and 2022, excludes approximately $1,712,000 and $1,562,000, respectively, of casualty-related recoveries.
(2)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)

For the three months ended March 31, 2023 and 2022, excludes approximately $695,000 and $694,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)	For the three months ended March 31, 2023 and 2022, excludes approximately $6,000 and $2,609,000, respectively, of casualty-related expenses.
(5)

For the three months ended March 31, 2023 and 2022, excludes approximately $86,000 and $44,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three Months Ended March 31, 2023 and 2022.”

Same Store Results of Operations for the Three Months Ended March 31, 2023 and 2022

As of March 31, 2023, our Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,494. As of March 31, 2022, our Same Store properties were approximately 94.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,319. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

Revenues

Rental income. Rental income was $61.1 million for the three months ended March 31, 2023 compared to $55.0 million for the three months ended March 31, 2022, which was an increase of approximately $6.2 million, or 11.3%. The majority of the increase is related to a 13.3% increase in the weighted average monthly effective rent per occupied apartment unit to $1,494 as of March 31, 2023 from $1,319 as of March 31, 2022, partially offset by a 0.3% decrease in occupancy.

Other income. Other income was $1.5 million for the three months ended March 31, 2023 compared to $1.4 million for the three months ended March 31, 2022.

Expenses

Property operating expenses. Property operating expenses were $13.4 million for the three months ended March 31, 2023 compared to $11.6 million for the three months ended March 31, 2022, which was an increase of approximately $1.8 million, or 15.4%. The majority of the increase is related to a $1.0 million, or 22.4%, increase in repair and maintenance costs and an increase in payroll of $0.7 million, or 15.3%.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.8 million for the three months ended March 31, 2023 compared to $7.6 million for the three months ended March 31, 2022, which was an increase of approximately $1.2 million, or 15.1%. The majority of the increase is related to an increase in real estate taxes of approximately $1.0 million. The increase between the periods was primarily due to our acquisition activity in 2022 and the timing of the transactions. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees were $1.8 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended March 31, 2022, which was an increase of approximately $0.2 million, or 12.3%. The majority of the increase is related to a $6.1 million, or 11.3%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended March 31, 2023 compared to $1.1 million for the three months ended March 31, 2022, which was an increase of approximately $0.2 million, or 15.6%. The majority of the increase is related to an increase in property operations expense of $0.2 million.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, gain on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted FFO, Core FFO and AFFO per share, as they are exchangeable for common stock on a one-for-one basis. The FFO, Core FFO and AFFO allocable to such units is allocated on this same basis and reflected in the adjustments for noncontrolling interests in the table below. As such, the assumed conversion of these units would have no net impact on the determination of diluted FFO, Core FFO and AFFO per share. See Note 8 to our consolidated financial statements for additional information.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2023	2022	% Change
Net loss		$(3,898)	$(4,667)	16.5%
Depreciation and amortization		23,266	23,718	-1.9%
Adjustment for noncontrolling interests		(73)	(57)	28.1%
FFO attributable to common stockholders		19,295	18,994	1.6%

FFO per share - basic		$0.75	$0.74	1.7%
FFO per share - diluted		$0.74	$0.73	2.0%

(Gain) loss on extinguishment of debt and modification costs		(122)	—	0.0%
Casualty-related expenses/(recoveries)		(1,706)	1,047	N/M
Casualty loss (gain)		814	(128)	N/M
Amortization of deferred financing costs - acquisition term notes		330	182	N/M
Adjustment for noncontrolling interests		2	(4)	N/M
Core FFO attributable to common stockholders		18,613	20,091	7.9%

Core FFO per share - basic		$0.73	$0.78	-7.3%
Core FFO per share - diluted		$0.71	$0.77	-6.9%

Amortization of deferred financing costs - long term debt		437	386	13.2%
Equity-based compensation expense		1,966	1,876	4.8%
Adjustment for noncontrolling interests		(9)	(7)	28.6%
AFFO attributable to common stockholders		21,007	22,346	-6.0%

AFFO per share - basic		$0.82	$0.87	-5.9%
AFFO per share - diluted		$0.81	$0.85	-5.6%

Weighted average common shares outstanding - basic		25,599	25,620	-0.1%
Weighted average common shares outstanding - diluted	(1)	26,075	26,193	-0.5%

Dividends declared per common share		$0.420	$0.380	10.5%

Net loss Coverage - diluted	(2)	-0.36x	-0.47x	-24.6%
FFO Coverage - diluted	(2)	1.76x	1.91x	-7.7%
Core FFO Coverage - diluted	(2)	1.70x	2.02x	-15.8%
AFFO Coverage - diluted	(2)	1.92x	2.25x	-14.6%

(1)	The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(2)	Indicates coverage ratio of Net loss/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2023 as compared to the three months ended March 31, 2022

FFO was $19.3 million for the three months ended March 31, 2023 compared to $19.0 million for the three months ended March 31, 2022, which was an increase of approximately $0.3 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $8.4 million, partially offset by an increase in interest expense of $6.1 million, total property operating expenses of $0.3 million, corporate general and administrative expenses of $0.1 million, and adjustments for amounts attributable to noncontrolling interests.

Core FFO was $18.6 million for the three months ended March 31, 2023 compared to $20.1 million for the three months ended March 31, 2022, which was a decrease of approximately $1.5 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and an increase in casualty-related recoveries of approximately $2.8 million, partially offset by an increase in casualty gain of $0.9 million.

AFFO was $21.0 million for the three months ended March 31, 2023 compared to $22.3 million for the three months ended March 31, 2022, which was a decrease of approximately $1.3 million. The change in our AFFO between the periods primarily relates to decreases in Core FFO and partially offset by an increase in equity-based compensation expense of $0.1 million.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of March 31, 2023, we had approximately $7.0 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to which the Company may issue and sell from time to time when an effective registration statement is available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 7 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2023.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$27,923	$8,682
Net cash used in investing activities	(16,505)	(10,462)
Net cash provided by (used in) financing activities	(16,142)	45,208
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,724)	43,428
Cash, cash equivalents and restricted cash, beginning of period	51,799	88,696
Cash, cash equivalents and restricted cash, end of period	$47,075	$132,124

Cash flows from operating activities. During the three months ended March 31, 2023, net cash provided by operating activities was $27.9 million compared to net cash provided by operating activities of $8.7 million for the three months ended March 31, 2022. The change in cash flows from operating activities was mainly due to the timing of the transactions, as described above. Additionally, the change between periods was attributable to a decrease and increase in our operating assets and liabilities of $5.4 million and $10.6 million, respectively.

Cash flows from investing activities. During the three months ended March 31, 2023, net cash used in investing activities was $16.5 million compared to net cash used in investing activities of $10.5 million for the three months ended March 31, 2022. The change in cash flows from investing activities was mainly due to an increase in furniture, fixtures, and equipment and our acquisition and disposition activity in 2021 and the timing of the transactions, as described above.

Cash flows from financing activities. During the three months ended March 31, 2023, net cash used in financing activities was $16.1 million compared to net cash provided by financing activities of $45.2 million for the three months ended March 31, 2022. The change in cash flows from financing activities was mainly due to a net decrease in mortgage debt of approximately $15 million, a decrease in credit facility proceeds received of $55 million, and an increase in credit facility payments of $17.5 million.

Real Estate Investments Statistics

As of March 31, 2023, the Company was invested in a total of 40 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Arbors on Forest Ridge		155	210	1/31/2014	$1,182	$1,180	97.1%	92.4%
Cutter's Point		198	196	1/31/2014	1,433	1,497	92.9%	93.9%
Silverbrook		526	642	1/31/2014	1,208	1,214	87.7%	90.3%
The Summit at Sabal Park		205	252	8/20/2014	1,476	1,503	94.8%	94.0%
Courtney Cove		225	324	8/20/2014	1,395	1,490	96.0%	94.4%
Radbourne Lake		247	225	9/30/2014	1,408	1,385	93.3%	93.3%
Timber Creek		248	352	9/30/2014	1,257	1,244	90.6%	92.3%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,706	1,786	98.0%	95.5%
Cornerstone		318	430	1/15/2015	1,450	1,453	94.2%	90.0%
The Preserve at Terrell Mill		692	752	2/6/2015	1,322	1,321	90.2%	91.9%
Versailles		301	388	2/26/2015	1,294	1,261	92.7%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,802	1,837	94.6%	94.1%
Madera Point		193	256	8/5/2015	1,331	1,345	94.1%	95.7%
Venue at 8651		289	333	10/30/2015	1,116	1,182	94.0%	91.6%
Parc500		266	217	7/27/2016	1,879	1,927	96.3%	95.9%
The Venue on Camelback		256	415	10/11/2016	1,087	1,080	95.4%	91.8%
Old Farm	(4)	697	734	12/29/2016	1,297	1,326	94.0%	95.2%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,338	1,343	95.3%	93.2%
Rockledge Apartments		802	708	6/30/2017	1,591	1,550	94.3%	92.7%
Atera Apartments		334	380	10/25/2017	1,495	1,524	96.8%	96.1%
Crestmont Reserve		199	242	9/26/2018	1,221	1,252	94.9%	95.0%
Brandywine I & II		414	632	9/26/2018	1,247	1,252	93.5%	94.5%
Bella Vista		243	248	1/28/2019	1,755	1,791	95.2%	98.0%
The Enclave		194	204	1/28/2019	1,802	1,851	95.1%	96.6%
The Heritage		199	204	1/28/2019	1,668	1,653	96.6%	95.1%
Summers Landing		139	196	6/7/2019	1,227	1,203	96.4%	93.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,321	1,233	94.7%	95.8%
Residences at West Place		345	342	7/17/2019	1,584	1,586	92.1%	93.0%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	2,063	2,106	95.4%	95.1%
Arbors of Brentwood		325	346	9/10/2019	1,494	1,423	94.8%	89.0%
Torreyana Apartments		309	316	11/22/2019	1,600	1,557	94.0%	93.7%
Bloom		498	528	11/22/2019	1,333	1,315	92.6%	89.8%
Bella Solara		271	320	11/22/2019	1,421	1,371	94.6%	88.8%
Fairways at San Marcos		340	352	11/2/2020	1,656	1,576	94.3%	93.5%
The Verandas at Lake Norman		241	264	6/30/2021	1,336	1,316	92.8%	94.3%
Creekside at Matthews		263	240	6/30/2021	1,452	1,397	92.1%	94.6%
Six Forks Station		360	323	9/10/2021	1,344	1,416	93.9%	92.6%
High House at Cary		293	302	12/7/2021	1,495	1,636	96.0%	95.4%
The Adair		328	232	4/1/2022	1,895	1,807	94.0%	94.4%
Estates on Maryland		324	330	4/1/2022	1,429	1,459	96.7%	92.7%
		13,797	15,127

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2023 and December 31, 2022, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2023 and December 31, 2022, respectively.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2023 and December 31, 2022, divided by the total number of units, expressed as a percentage.

(3)	Includes 107 down units due to casualty events as of March 31, 2023 (see Note 3).
(4)	Properties classified as held for sale as of March 31, 2023.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of March 31, 2023, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.6 billion at a weighted average interest rate of 6.24% and an adjusted weighted average interest rate of 3.51%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.0682% for one-month LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.2 billion of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2023, interest rate swap agreements effectively covered 71% of our $1.6 billion of floating rate debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2023, interest rate cap agreements covered $1.4 billion of our $1.6 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $1.4 billion of our floating rate mortgage debt at a weighted average rate of 5.82%.

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

Corporate Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). As of March 31, 2022, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of March 31, 2023, there was $57.0 million in aggregate principal outstanding under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of March 31, 2023, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 5.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 11 interest rate swap transactions with KeyBank and two with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion. As of March 31, 2023, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $1.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
June 1, 2019	June 1, 2024	KeyBank	$50,000	2.0020%
June 1, 2019	June 1, 2024	Truist	50,000	2.0020%
September 1, 2019	September 1, 2026	KeyBank	100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			$1,167,500	1.0682%	(2)

(1)	The floating rate option for the interest rate swaps is one-month LIBOR. As of March 31, 2023, one-month LIBOR was 4.858%.
(2)	Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2023 for the next five calendar years subsequent to March 31, 2023. We used one-month LIBOR as of March 31, 2023 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2023	2024	2025	2026	2027	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,553,474	$226	$391	$177,373	$290,324	$-	$1,085,160
Interest expense	(1)	555,156	40,814	55,125	62,132	58,451	68,593	270,041
Total		$2,108,630	$41,040	$55,516	$239,505	$348,775	$68,593	$1,355,201

Held For Sale Property Mortgage Debt
Principal payments		$68,160	$—	$68,160	$—	$—	$—	$—
Interest expense		5,657	3,404	2,253	—	—	—	—
Total		$73,817	$3,404	$70,413	$—	$—	$—	$—

Credit Facility
Principal payments		$57,000	$—	$—	$57,000	$—	$—	$—
Interest expense		9,255	3,100	4,126	2,029	—	—	—
Total		$66,255	$3,100	$4,126	$59,029	$—	$—	$—

Total contractual obligations and commitments		$2,248,702	$47,544	$130,055	$298,534	$348,775	$68,593	$1,355,201

(1)

Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of March 31, 2023, we had entered into ten interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used one-month LIBOR as of March 31, 2023 to determine our expected settlements through the terms of the interest rate swaps.

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

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended March 31, 2023 and 2022, the Company incurred advisory and administrative fees of $1.9 million and $1.8 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. We expect to roll out this service to our other properties in the future. As of March 31, 2023, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three months ended March 31, 2023, the Company incurred expenses of $0.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of March 31, 2023, we had approximately $7.0 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 924 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the  (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2023	2022
Interior	(1)	$7,309	$4,714
Exterior and common area		4,007	917
Total rehab expenditures		$11,316	$5,631

(1)

Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2023 and 2022, we completed full and partial interior rehabs on 494 and 531 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2023 and 2022.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2023. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2023 of $0.42 per share on February 17, 2023, which was paid on March 31, 2023 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (see Note 6 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. The Federal Reserve has raised interest rates in response to or in anticipation of continued inflation concerns. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate cap and interest rate swap agreements.

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2023 and 2022. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of March 31, 2023, we had total indebtedness of $1.7 billion at a weighted average interest rate of 6.26%, of which $1.6 billion was debt with a floating interest rate. As of March 31, 2023, interest rate swap agreements effectively covered 71% of our $1.6 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.0682% for one-month LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of March 31, 2023.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2023, the interest rate cap agreements we have entered into effectively cap one-month LIBOR on $1.4 billion of our floating rate mortgage debt at a weighted average rate of 5.82% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into ten interest rate swap transactions with the Counterparties with a combined notional amount of $1.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in LIBOR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of March 31, 2023, of the amounts illustrated in the table below for our indebtedness as of March 31, 2023 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,051
0.50%	2,102
0.75%	3,153
1.00%	4,204

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 24, 2023:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”).  On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board’s prior authorization of the Share Repurchase Program. During the three months ended March 31, 2023, the Company repurchased no shares of its common stock. Since the inception of the Share Repurchase Program through March 31, 2023, the Company had repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.3 million, or $28.36 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,550,628	$28.36	2,550,628	$100.0
January 1 – January 31	—	—	—	100.0
February 1 – February 28	—	—	—	100.0
March 1 – March 31	—	—	—	100.0
Total as of March 31, 2023	2,550,628	$28.36	2,550,628	$100.0

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	April 27, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	April 27, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)