Form 10-Q
period 2023-09-30
NexPoint Residential Trust, Inc.
filed 2023-11-09
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 25,674,313 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2023

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$359,839	$378,438
Buildings and improvements	1,711,122	1,760,782
Construction in progress	12,023	10,622
Furniture, fixtures, and equipment	173,564	152,529
Total Gross Operating Real Estate Investments	2,256,548	2,302,371
Accumulated depreciation and amortization	(386,869)	(349,276)
Total Net Operating Real Estate Investments	1,869,679	1,953,095
Real estate held for sale, net of accumulated depreciation of $40,750 and $22,017, respectively	133,851	89,457
Total Net Real Estate Investments	2,003,530	2,042,552
Cash and cash equivalents	7,531	16,762
Restricted cash	42,302	35,037
Accounts receivable, net	14,739	17,121
Prepaid and other assets	13,303	10,425
Fair value of interest rate swaps	98,621	103,440
TOTAL ASSETS	$2,180,026	$2,225,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,453,471	$1,526,828
Mortgages payable held for sale, net	112,026	68,016
Credit facility, net	39,968	72,644
Accounts payable and other accrued liabilities	18,966	12,325
Accrued real estate taxes payable	22,176	7,232
Accrued interest payable	9,465	7,946
Security deposit liability	3,218	3,200
Prepaid rents	1,833	1,849
Total Liabilities	1,661,123	1,700,040

Redeemable noncontrolling interests in the Operating Partnership	5,081	5,631

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,674,313 and 25,549,319 shares issued and outstanding, respectively	256	255
Additional paid-in capital	410,679	405,376
Accumulated earnings less dividends	5,534	11,880
Accumulated other comprehensive income	97,353	102,155
Total Stockholders' Equity	513,822	519,666
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,180,026	$2,225,337

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$67,870	$66,500	$203,217	$189,949
Other income	1,968	1,551	5,417	4,654
Total revenues	69,838	68,051	208,634	194,603
Expenses
Property operating expenses	15,322	12,370	44,080	42,669
Real estate taxes and insurance	8,832	9,419	28,186	27,670
Property management fees (1)	2,031	1,960	6,089	5,629
Advisory and administrative fees (2)	1,966	1,904	5,782	5,615
Corporate general and administrative expenses	4,906	3,818	12,897	11,116
Property general and administrative expenses	2,615	2,387	7,127	6,586
Depreciation and amortization	23,797	25,224	70,935	74,490
Total expenses	59,469	57,082	175,096	173,775
Operating income before gain on sales of real estate	10,369	10,969	33,538	20,828
Gain on sales of real estate	43,090	—	43,090	—
Operating income	53,459	10,969	76,628	20,828
Interest expense	(17,587)	(11,766)	(48,850)	(34,804)
Gain (loss) on extinguishment of debt and modification costs	(2,215)	—	(2,093)	—
Casualty gain (loss)	(100)	—	(980)	357
Gain on forfeited deposits	—	—	250	—
Equity in earnings of affiliate	177	—	177	—
Miscellaneous income	144	198	880	526
Net income (loss)	33,878	(599)	26,012	(13,093)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	129	(2)	99	(46)
Net income (loss) attributable to common stockholders	$33,749	$(597)	$25,913	$(13,047)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(744)	34,938	(4,820)	106,874
Total comprehensive income	33,134	34,339	21,192	93,781
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	126	132	81	319
Comprehensive income attributable to common stockholders	$33,008	$34,207	$21,111	$93,462

Weighted average common shares outstanding - basic	25,674	25,598	25,647	25,630
Weighted average common shares outstanding - diluted	26,302	25,598	26,228	25,630

Earnings (loss) per share - basic	$1.31	$(0.02)	$1.01	$(0.51)
Earnings (loss) per share - diluted	$1.28	$(0.02)	$0.99	$(0.51)

(1)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Three Months ended September 30, 2023	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, June 30, 2023	—	$—	25,674,313	$256	$408,119	$(18,225)	$98,094	$488,244
Net income attributable to common stockholders	—	—	—	—	—	33,749	—	33,749
Vesting of stock-based compensation	—	—	—	—	2,495	—	—	2,495
Common stock dividends declared ($0.42 per share)	—	—	—	—	—	(11,047)	—	(11,047)
Other comprehensive loss	—	—	—	—	—	—	(741)	(741)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	65	1,057	—	1,122
Balances, September 30, 2023	—	$—	25,674,313	$256	$410,679	$5,534	$97,353	$513,822

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Nine Months ended September 30, 2023	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2022	—	$—	25,549,319	$255	$405,376	$11,880	$102,155	$519,666
Net income attributable to common stockholders	—	—	—	—	—	25,913	—	25,913
Vesting of stock-based compensation	—	—	124,994	1	5,238	—	—	5,239
Common stock dividends declared ($1.26 per share)	—	—	—	—	—	(33,034)	—	(33,034)
Other comprehensive loss	—	—	—	—	—	—	(4,802)	(4,802)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	65	775	—	840
Balances, September 30, 2023	—	$—	25,674,313	$256	$410,679	$5,534	$97,353	$513,822

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

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$26,012	$(13,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of real estate	(43,090)	—
Depreciation and amortization	70,935	74,490
Amortization/write-off of deferred financing costs	4,307	2,033
Change in fair value on derivative instruments included in interest expense	(35,155)	(2,365)
Net cash received (paid) on derivative settlements	35,647	(4,849)
Amortization/write-off of fair value adjustment of assumed debt	(82)	(150)
Provision for bad debts, net	7,258	5,619
Vesting of stock-based compensation	6,955	5,874
Insurance proceeds received for business interruption	588	250
Equity in earnings of affiliate	(177)	—
Gain on forfeited deposits	(250)	—
Casualty gains	(1,630)	(518)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(7,980)	(7,705)
Prepaid and other assets	(1,481)	(1,741)
Operating liabilities	4,957	2,754
Real estate taxes payable	14,944	8,983
Net cash provided by operating activities	81,758	69,582

Cash flows from investing activities
Net proceeds from sales of real estate	69,431	—
Forfeited deposits	250	—
Self-insurance paid for casualty loss	(1,819)	(1,819)
Insurance proceeds received from casualty losses	6,595	4,940
Additions to real estate investments	(56,904)	(41,619)
Acquisitions of real estate investments	415	(141,038)
Net cash provided by (used in) investing activities	17,968	(179,536)

Cash flows from financing activities
Mortgage proceeds received	42,788	78,272
Mortgage payments	(74,409)	(1,076)
Credit facilities proceeds received	—	55,000
Credit facilities payments	(33,500)	—
Deferred financing costs received (paid)	1,001	(3,852)
Interest rate cap fees paid	(592)	(239)
Prepayment penalties on extinguished debt	(2,129)	—
Proceeds from the issuance of common stock through at-the-market offering, net of offering costs	—	3,992
Payments for taxes related to net share settlement of stock-based compensation	(1,716)	(3,113)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(71)	(76)
Redemption of redeemable noncontrolling interests in the Operating Partnership	(135)	—
Repurchase of common stock	—	(11,127)
Dividends paid to common stockholders	(32,929)	(29,908)
Net cash provided by (used in) financing activities	(101,692)	87,873

Net decrease in cash, cash equivalents and restricted cash	(1,966)	(22,081)
Cash, cash equivalents and restricted cash, beginning of period	51,799	88,696
Cash, cash equivalents and restricted cash, end of period	$49,833	$66,615

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$80,354	$31,796
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	415	2,444
Capitalized construction costs included in accounts payable and other accrued liabilities	7,821	6,005
Change in fair value on derivative instruments designated as hedges	(4,820)	106,874
Other assets acquired from acquisitions	—	168
Liabilities assumed from acquisitions	—	116
Increase (decrease) in dividends payable upon vesting of restricted stock units	105	(51)
Write-off of assets due to casualty losses	1,751	4,506
Write-off of fully amortized in-place leases	—	5,179
Write-off of deferred financing costs	409	—

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2023, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

2. Summary of Significant Accounting Policies

Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K ("2022 Annual Report"), filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (nxrt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2022 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows

Certain reclassifications have been made within the consolidated statements of cash flows to the changes in operating assets and liabilities, net of effects of sales and acquisitions for the nine months ended September 30, 2022 to be comparative to the consolidated statement of cash flows for the nine months ended September 30, 2023.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of September 30, 2023, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2023, there are four properties classified as held for sale. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheet also includes approximately $1.9 million of accounts receivable and prepaid and other assets, and approximately $5.1 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities.

The Company had entered into a purchase and sale agreement for Old Farm and Stone Creek at Old Farm, and during the three months ended June 30, 2023 the buyer terminated the purchase and sale agreement and forfeited its deposit. As part of the forfeiture, the Company recognized a gain of approximately $0.3 million for forfeited deposits which is reflected in gain on forfeited deposits and forfeited deposits in cash flows from investing activities in the consolidated statements of operations and comprehensive income and the consolidated statements of cash flows, respectively.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company acquired two properties, as detailed in the table below (dollars in thousands).

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
The Adair	Sandy Springs, Georgia	April 1, 2022	$65,500	$35,115	232	100%
Estates on Maryland	Phoenix, Arizona	April 1, 2022	77,900	43,157	330	100%
			$143,400	$78,272	562

Dispositions

The Company sold one property during the nine months ended September 30, 2023, as detailed in the table below (in thousands). There were no dispositions during the nine months ended September 30, 2022.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Silverbrook	Grand Prairie, Texas	September 22, 2023	$70,000	$69,431	$43,090

(1) Represents sales price, net of closing costs.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the nine months ended September 30, 2023 and 2022. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of comprehensive income. Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During the nine months ended September 30, 2022, ten of the Company’s properties, Silverbrook, Venue at 8651, Versailles, Arbors of Brentwood, Parc500, Timber Creek, Hollister Place, The Preserve at Terrell Mill, High House at Cary and Six Forks, suffered significant property damage as a result of fires and flooding. As of September 30, 2022, 81 units were excluded from the Portfolio’s total unit count and 74 units were excluded from all same store pools due to reconstruction. During the three and nine months ended September 30, 2022, the Company recognized approximately $0.0 million and $0.4 million in casualty loss and a $0.2 million and $0.5 million gain in business interruption income on the consolidated statement of operations and comprehensive income, respectively.

During the nine months ended September 30, 2023, seven of the Company’s properties, Bella Solara, Parc500, Arbors of Brentwood, Versailles, Versailles II, Rockledge, and Six Forks Station, had suffered significant property damages as a result of fires and water damage and are currently undergoing rehab. As of September 30, 2023, 67 units were excluded from the Portfolio’s total unit count. During the three and nine months ended September 30, 2023, the Company recognized approximately $0.1 million and $1.0 million in casualty loss and $0.1 million and $0.9 million in business interruption income on the consolidated statement of operations and comprehensive income, respectively. Outside of the casualty related asset write downs discussed above, as of September 30, 2023, the Company has not recorded any impairment on its real estate assets

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2023 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Arbors on Forest Ridge		Floating	120	$19,184		6.87%	12/1/2032
Cutter's Point		Floating	120	21,524		6.87%	12/1/2032
The Summit at Sabal Park		Floating	120	30,826		6.87%	12/1/2032
Courtney Cove		Floating	120	36,146		6.87%	12/1/2032
The Preserve at Terrell Mill		Floating	120	71,098		6.87%	12/1/2032
Versailles		Floating	120	40,247		6.87%	12/1/2032
Seasons 704 Apartments		Floating	120	33,132		6.87%	12/1/2032
Madera Point		Floating	120	34,457		6.87%	12/1/2032
Venue at 8651		Floating	120	18,690		6.87%	12/1/2032
The Venue on Camelback		Floating	120	42,788		7.50%	2/1/2033
Sabal Palm at Lake Buena Vista		Floating	84	42,100		6.73%	9/1/2025
Cornerstone		Floating	120	46,804		7.41%	12/1/2032
Parc500		Floating	120	29,416		6.87%	12/1/2032
Rockledge Apartments		Floating	120	93,129		6.87%	12/1/2032
Atera Apartments		Floating	120	46,198		6.87%	12/1/2032
Versailles II		Floating	84	12,061		6.61%	10/1/2025
Brandywine I & II		Floating	84	43,835		6.61%	10/1/2025
Bella Vista		Floating	84	29,040		6.75%	2/1/2026
The Enclave		Floating	84	25,322		6.75%	2/1/2026
The Heritage		Floating	84	24,625		6.75%	2/1/2026
Summers Landing	(2)	Floating	84	10,109		6.61%	10/1/2025
Residences at Glenview Reserve	(3)	Floating	84	25,645		6.87%	10/1/2025
Residences at West Place	(3)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines		Floating	84	177,100		6.86%	9/1/2026
Arbors of Brentwood		Floating	84	34,237		6.86%	10/1/2026
Torreyana Apartments		Floating	120	50,580		6.87%	12/1/2032
Bloom		Floating	120	59,830		6.87%	12/1/2032
Bella Solara		Floating	120	40,328		6.87%	12/1/2032
Fairways at San Marcos		Floating	120	60,228		6.87%	12/1/2032
The Verandas at Lake Norman		Floating	84	34,925		7.17%	7/1/2028
Creekside at Matthews		Floating	120	29,648		6.87%	12/1/2032
Six Forks Station		Floating	120	41,180		7.03%	10/1/2031
High House at Cary		Floating	84	46,625		7.33%	1/1/2029
The Adair		Floating	84	35,115		7.29%	4/1/2029
Estates on Maryland		Floating	84	43,157		7.29%	4/1/2029
				$1,463,146
Fair market value adjustment				530	(4)
Deferred financing costs, net of accumulated amortization of $3,351				(10,205)
				$1,453,471
Held For Sale Properties
Old Farm		Floating	84	52,886		7.11%	7/1/2024
Stone Creek at Old Farm		Floating	84	15,274		7.11%	7/1/2024
Timber Creek		Floating	84	24,100		6.69%	10/1/2025
Radbourne Lake		Floating	84	20,000		6.72%	10/1/2025
				$112,260
Deferred financing costs, net of accumulated amortization of $1,005				(234)
				$112,026

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). Loans that transitioned from LIBOR to SOFR include a 0.11448% adjustment to SOFR for the all-in rate ("fallback LIBOR"). As of September 30, 2023, SOFR was 5.32%.
(2)
Debt was assumed upon acquisition of this property and recorded at approximated fair value. It can be pre-paid in the first 12 months of the term in certain circumstances at par plus 5.00%. Starting in the 13th month of the term through the 81st month of the term, the loan can be pre-paid at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.
(3)
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

(4)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on their respective dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 6.87% as of September 30, 2023 and 5.71% as of December 31, 2022. The increase between the periods is primarily related to an increase in 30-Day Average SOFR of approximately 126 basis points to 5.32% as of September 30, 2023 from 4.06% as of December 31, 2022. As of September 30, 2023, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.64% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.0682% for fallback LIBOR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2023, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of September 30, 2023 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	36	$41,000	7.57%	6/30/2025
Deferred financing costs, net of accumulated amortization of $1,975			(1,032)
			$39,968

(1)
Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of September 30, 2023 was 5.32%.

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. As of September 30, 2023, there was $309.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended September 30, 2023 and 2022, amortization of deferred financing costs of approximately $0.7 million and $0.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2023 and 2022, amortization of deferred financing costs of approximately $2.2 million and $2.0 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income.

Gain (Loss) on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the nine months ended September 30, 2023, the Company completed a refinance of The Venue on Camelback and incurred a loss on extinguishment of debt of approximately $0.3 million from a prepayment penalty and deferred financing cost write-off. The Company recognized a gain of approximately $0.4 million for returned fees related to its refinancing activities from 2022. Additionally, the Company incurred a loss on extinguishment of debt of $2.2 million for prepayment penalties and write-off of deferred financing cost relating to the sale and payoff of Silverbook (see Note 3). During the nine months ended September, 2023 and 2022, the Company recognized a loss on extinguishment of debt of approximately $2.1 million and $0.0 million, respectively.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2023 are as follows (in thousands):

	Operating Properties	Held For Sale Properties	Credit Facility	Total
2023	$71	$—	$—	$71
2024	301	68,160	—	68,461
2025	133,378	44,100	41,000	218,478
2026	290,324	—	—	290,324
2027	—	—	—	—
Thereafter	1,039,072	—	—	1,039,072
Total	$1,463,146	$112,260	$41,000	$1,616,406

5. Fair Value of Derivatives and Financial Instruments

Derivative Financial Instruments and Hedging Activities

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For debt instruments that transitioned from LIBOR to SOFR, the adjustment included an increase of 0.11448% to the all-in rate. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to fallback LIBOR.

As of September 30, 2023, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
The floating rate option for the interest rate swaps is fallback LIBOR. As of September 30, 2023, fallback LIBOR was 5.43%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2023, the Company had the following interest rate swap that was designated as a cash flow hedge of interest rate risk with future effective date (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swap is fallback LIBOR. As of September 30, 2023, fallback LIBOR was 5.43%.

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

As of September 30, 2023 and 2022, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
Residences at Glenview Reserve	Floating	10/1/2024	25,977	4.81%
Timber Creek	Floating	10/1/2024	24,100	4.99%
Brandywine I & II	Floating	10/1/2024	43,835	6.82%
Radbourne Lake	Floating	10/1/2024	20,000	6.46%
Summers Landing	Floating	10/1/2024	10,109	6.07%
Versailles II	Floating	10/1/2024	12,061	6.82%
Fairways at San Marcos	Floating	12/1/2023	46,464	3.37%
The Verandas at Lake Norman	Floating	7/1/2024	34,925	3.40%
Creekside at Matthews	Floating	7/1/2024	31,900	4.40%
Six Forks Station	Floating	10/1/2024	41,180	4.00%
High House at Cary	Floating	1/1/2025	46,625	2.74%
Estates on Maryland	Floating	4/1/2025	43,157	3.91%
The Adair	Floating	4/1/2025	35,115	3.91%
Rockledge Apartments	Floating	12/1/2025	93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Versailles	Floating	12/1/2025	40,247	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
The Heritage	Floating	2/1/2024	24,625	5.18%
The Enclave	Floating	2/1/2024	25,322	5.18%
Bella Vista	Floating	2/1/2024	29,040	5.18%
Sabal Palm at Lake Buena Vista	Floating	9/1/2024	42,100	6.20%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue on Camelback	Floating	2/1/2026	42,788	6.07%
			$1,386,876	5.82%

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Fair value of interest rate swaps	$98,621	$103,440	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	6,213	7,634	—	—
Total		$104,834	$111,074	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2023	2022	OCI into income	2023	2022
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$12,054	$38,406	Interest expense	$12,796	$3,468
For the nine months ended September 30,
Interest rate products	$29,838	$105,714	Interest expense	$34,658	$(1,160)

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2023	2022
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	$554	$2,161
For the nine months ended September 30,
Interest rate products	Interest expense	$497	$3,525

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 8). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.

Financial Instruments Not Carried at Fair Value

At September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$30,696	$33,817	$31,857
Floating rate debt (1)	$1,582,589	$1,361,524	$1,647,711	$1,506,741

(1)
Includes balances outstanding under our Corporate Credit Facility.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. For the nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges related to real estate assets.

6. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2023, the Company issued 124,994 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of September 30, 2023, the Company had 25,674,313 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On June 15, 2016, the Board authorized the Company to repurchase up to $30.0 million of its common stock, par value $0.01 per share, during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, the Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, the Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. On October 24, 2022, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board's prior authorization. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2023, the Company did not make any share repurchases. Since the inception of the Share Repurchase Program through September 30, 2023, the Company has repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.36 per share on average.

Restricted Stock Units

Under the Company’s 2016 Long Term Incentive Plan (the "2016 LTIP"), restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. The following table includes the number of restricted stock units granted to its directors, officers, employees and certain key employees of the Adviser under the 2016 LTIP:

	Summary of Grants
	February	March	May	Total
2019	186,662	—	—	186,662
2020	168,183	—	116,852	285,035
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
Total	702,027	260,709	116,852	1,079,588

As of September 30, 2023 and December 31, 2022, the Company had 627,611 and 527,926 unvested units under the 2016 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2023:

	2023
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	527,926		$52.66
Granted	260,709		83.88
Vested	(160,811)	(1)	52.75
Forfeited	(213)		83.88
Outstanding September 30,	627,611		$47.98

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 124,994 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to September 30, 2023:

	Shares Vesting
	February	March	May	Total
2024	132,526	63,329	21,877	217,732
2025	97,635	49,349	21,877	168,861
2026	65,939	49,348	—	115,287
2027	27,048	49,348	—	76,396
2028	—	49,335	—	49,335
Total	323,148	260,709	43,754	627,611

As of September 30, 2023, the Company had issued 982,204 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2023 and 2022, the Company recognized approximately $2.5 million and $2.0 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $7.0 million and $5.9 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of September 30, 2023, the Company had recognized a liability of approximately $1.8 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the nine months ended September 30, 2022, the Company issued 52,091 shares of common stock at an average price of $83.16 per share for gross proceeds of $4.3 million under the 2020 ATM Program and paid approximately $0.1 million in fees to the 2020 ATM Sales Agents with respect to such sales and incurred other issuance costs of approximately $0.3 million, both of which were netted against the gross proceeds and recorded in additional paid in capital. During the nine months ended September 30, 2023, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,353,015
Net proceeds	$60,023,287
Average price per share, net	$53.55

7. Earnings (Loss) Per Share

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share as the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 8 for additional information.

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Numerator for earnings (loss) per share:
Net income (loss)		$33,878	$(599)	$26,012	$(13,093)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		129	(2)	99	(46)
Net income (loss) attributable to common stockholders		$33,749	$(597)	$25,913	$(13,047)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,674	25,598	25,647	25,630
Denominator for basic earnings (loss) per share		25,674	25,598	25,647	25,630
Weighted average unvested restricted stock units		628	529	581	547
Denominator for diluted earnings (loss) per share	(1)	26,302	25,598	26,228	25,630

Earnings (loss) per weighted average common share:
Basic		$1.31	$(0.02)	$1.01	$(0.51)
Diluted		$1.28	$(0.02)	$0.99	$(0.51)

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2023 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2022	$5,631
Net income attributable to redeemable noncontrolling interests in the OP	99
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(18)
Distributions to redeemable noncontrolling interests in the OP	(136)
Issuance of operating partnership units for purchase of noncontrolling interests	415
Redemption of operating partnership units of noncontrolling interests	(70)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(840)
Redeemable noncontrolling interests in the OP, September 30, 2023	$5,081

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equities, LLC and its affiliates (collectively, (“BH Equity"), who was a noncontrolling interest member of the Company’s joint ventures prior to the BH purchase by the Company of 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the portfolio (the “BH Buyout") on June 30, 2017. Through BH Equity’s noncontrolling interests in such joint ventures, BH Equity was deemed to be a related party. With the completion of the BH Buyout, BH Equity is no longer deemed to be a related party. BH Equity became a noncontrolling limited partner of the OP upon execution of the Amendment. BH and its affiliates do not have common ownership in any joint venture with the Adviser; there is also no common ownership between BH and its affiliates and the Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Fees incurred
Property management fees	(1)	$2,022	$1,953	$6,064	$5,607
Construction supervision fees	(2)	625	606	2,054	1,371
Design fees	(2)	27	96	59	142
Acquisition fees	(2)	—	—	(83)	231

Reimbursements
Payroll and benefits	(3)	5,300	5,250	16,081	16,053
Other reimbursements	(4)	1,399	1,265	4,184	3,426

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

9. Related Party Transactions

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2023 and 2022, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2023 and 2022, the Company incurred advisory and administrative fees of $2.0 million and $1.9 million, respectively. For the three months ended September 30, 2023 and 2022, the Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.5 million and $5.5 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred advisory and administrative fees of $5.8 million and $5.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the Adviser elected to voluntarily waive advisory and administrative fees of $16.2 million and $15.5 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the nine months ended September 30, 2023 and 2022, the Company paid $0.2 and $0.1 million in fees to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital, Inc. (“NexBank”), an affiliate of the Adviser through common beneficial ownership.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of September 30, 2023, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three and nine months ended September 30, 2023, the Company included $0.2 million of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income. The Company incurred expenses of $1.3 million for fiber internet service to NLMF Leaseco, LLC which is included in property operating expenses on the consolidated statement of operations and comprehensive income.

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. As of September 30, 2023, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

On April 1, 2023, the Adviser entered into a new policy resulting in a new aggregate amount of $2,950,000 (the “2023 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company. As of September 30, 2023, all of the $1.8 million of 2023 Aggregate Amount allocated to the Company has been prepaid by the Company.

11. Subsequent Events

Dividends Declared

On October 30, 2023, the Company’s Board approved a quarterly dividend of $0.46242 per share, payable on December 29, 2023 to stockholders of record on December 15, 2023.

Signed PSA for Timber Creek

The Company has entered into a purchase and sale agreement for $49.0 million dated October 16, 2023 for the sale of Timber Creek. The Company expects to close on the sale before December 31, 2023.

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

Overview

As of September 30, 2023, our Portfolio consisted of 39 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 14,485 units of apartment space that was approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,507. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2023, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by an unaffiliated limited partner (see Note 8 to our consolidated financial statements).

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

The macroeconomic environment remains challenging as central banks have continued to rapidly raise interest rates. The rising rate environment, coupled with large bank failures in early 2023 and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.

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

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 9 to our consolidated financial statements).

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The three months ended September 30, 2023 as compared to the three months ended September 30, 2022

The following table sets forth a summary of our operating results for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change
Total revenues	$69,838	$68,051	$1,787
Total expenses	(59,469)	(57,082)	(2,387)
Operating income before gain on sales of real estate	10,369	10,969	(600)
Gain on sales of real estate	43,090	—	43,090
Operating income	53,459	10,969	42,490
Interest expense	(17,587)	(11,766)	(5,821)
Casualty loss	(100)	—	(100)
Gain on forfeited deposits	—	—	—
Equity in earnings of affiliate	177	—	177
Miscellaneous income	144	198	(54)
Loss on extinguishment of debt and modification costs	(2,215)	—	(2,215)
Net income (loss)	33,878	(599)	34,477
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	129	(2)	131
Net income (loss) attributable to common stockholders	$33,749	$(597)	$34,346

The change in our net income for the three months ended September 30, 2023 as compared to our net loss for the three months ended September 30, 2022 primarily relates to an increase in total revenues and a gain on sale of real estate, partially offset by an increase in total operating expenses.

Revenues

Rental income. Rental income was $67.9 million for the three months ended September 30, 2023 compared to $66.5 million for the three months ended September 30, 2022, which was an increase of approximately $1.4 million. The increase between the periods was primarily due to a 25.2% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,507 as of September 30, 2023 from $1,204 as of September 30, 2022. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $2.0 million for the three months ended September 30, 2023 compared to $1.6 million for the three months ended September 30, 2022, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to an increase in internet and tech income.

Expenses

Property operating expenses. Property operating expenses were $15.3 million for the three months ended September 30, 2023 compared to $12.4 million for the three months ended September 30, 2022, which was an increase of approximately $2.9 million. The increase between periods was primarily due to an increase of approximately $1.8 million in casualty losses and $1.1 million increase in all other property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.8 million for the three months ended September 30, 2023 compared to $9.4 million for the three months ended September 30, 2022, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2022 and 2023 and the timing of the transactions. The decrease between the periods was mainly attributable to an increase in property tax refunds of approximately $0.7 million. The Company completed a sale of Hollister Place in the fourth quarter of 2022 and Silverbrook in the third quarter of 2023, which led to decreases in property taxes and insurance for the three months ended September 30, 2023 as compared to 2022.

Property management fees. Property management fees were $2.0 million for the three months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022 which was flat. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $2.0 million for the three months ended September 30, 2023 compared to $1.9 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.5 million and $5.5 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.9 million for the three months ended September 30, 2023 compared to $3.8 million for the three months ended September 30, 2022, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to increases of $0.5 million in stock compensation expense and a $0.2 million increase in other professional fees.

Property general and administrative expenses. Property general and administrative expenses were $2.6 million for the three months ended September 30, 2023 compared to $2.4 million for the three months ended September 30, 2022, which was an increase.

Depreciation and amortization. Depreciation and amortization costs were $23.8 million for the three months ended September 30, 2023 compared to $25.2 million for the three months ended September 30, 2022, which was a decrease of approximately $1.4 million. The decrease between the periods was primarily due to a decrease of $1.3 million in amortization of intangible lease assets and a decrease in depreciation expense of approximately $0.1 million, which was primarily due to our acquisition activity in 2022 and 2023 and the timing of the transactions, as described above. Additionally, the Company has four properties classified as held for sale, which the Company does not depreciate. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the year of acquisition for each property.

Other Income and Expense

Interest expense. Interest expense was $17.6 million for the three months ended September 30, 2023 compared to $11.8 million for the three months ended September 30, 2022, which was an increase of approximately $5.8 million. There were increases in interest on debt of approximately $12.4 million and interest rate caps market-to-market gain of approximately $2.7 million and a decrease in interest rate swap expense of approximately $9.3 million. The following table details the various costs included in interest expense for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change
Interest on debt	$29,091	$16,661	$12,430
Amortization of deferred financing costs	738	734	4
Interest rate swaps - effective portion	(12,796)	(3,468)	(9,328)
Interest rate caps mark-to-market (gain)	554	(2,161)	2,715
Total	$17,587	$11,766	$5,821

The nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

The following table sets forth a summary of our operating results for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Total revenues	$208,634	$194,603	$14,031
Total expenses	(175,096)	(173,775)	(1,321)
Operating income before gain on sales of real estate	33,538	20,828	12,710
Gain on sales of real estate	43,090	—	43,090
Operating income	76,628	20,828	55,800
Interest expense	(48,850)	(34,804)	(14,046)
Casualty gains (loss)	(980)	357	(1,337)
Gain on forfeited deposits	250	—	250
Equity in earnings of affiliate	177	—	177
Miscellaneous income	880	526	354
(Gain) loss on extinguishment of debt and modification costs	(2,093)	—	(2,093)
Net income (loss)	26,012	(13,093)	39,105
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	99	(46)	145
Net income (loss) attributable to common stockholders	$25,913	$(13,047)	$38,960

The change in our net income for the nine months ended September 30, 2023 as compared to the net loss for the nine months ended September 30, 2022 primarily relates to a decrease in casualty gains and increase in interest expense, partially offset by an increase in total revenues, gain on sales of real estate and a decrease in operating expenses.

Revenues

Rental income. Rental income was $203.2 million for the nine months ended September 30, 2023 compared to $189.9 million for the nine months ended September 30, 2022, which was an increase of approximately $13.3 million. The increase between the periods was primarily due to a 25.2% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,507 as of September 30, 2023 from $1,204 as of September 30, 2022. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $5.4 million for the nine months ended September 30, 2023 compared to $4.7 million for the nine months ended September 30, 2022, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to a $1.7 million increase in internet and tech income partially offset by a $1.3 million decrease in cable income.

Expenses

Property operating expenses. Property operating expenses were $44.1 million for the nine months ended September 30, 2023 compared to $42.7 million for the nine months ended September 30, 2022, which was an increase of approximately $1.4 million. The increase between the periods was primarily due to our acquisition activity in 2023 and 2022 and the timing of the transactions. The increase between the periods was also due to an increase in water and sewer expense of $0.3 million and an increase in technical maintenance salaries of $0.8 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $28.2 million for the nine months ended September 30, 2023 compared to $27.7 million for the nine months ended September 30, 2022, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a $1.2 million, or 5.0%, increase in property taxes. Property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the cost of real estate taxes.

Property management fees. Property management fees were $6.1 million for the nine months ended September 30, 2023 and $5.6 million for the nine months ended September 30, 2022. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $5.8 million for the nine months ended September 30, 2023 and $5.6 million for the nine months ended September 30, 2022 which was an increase of approximately $0.2 million. For the nine months ended September 30, 2023 and 2022, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $16.2 million and $15.5 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $12.9 million for the nine months ended September 30, 2023 compared to $11.1 million for the nine months ended September 30, 2022, which was an increase of approximately $1.8 million. The increase was primarily due to an increase in stock compensation expense of $1.0 million.

Property general and administrative expenses. Property general and administrative expenses were $7.1 million for the nine months ended September 30, 2023 compared to $6.6 million for the nine months ended September 30, 2022, which was an increase of approximately $0.5 million. The increase was primarily due to an increase in centralized services of $0.6 million.

Depreciation and amortization. Depreciation and amortization costs were $70.9 million for the nine months ended September 30, 2023 compared to $74.5 million for the nine months ended September 30, 2022, which was a decrease of approximately $3.6 million. The decrease between the periods was primarily due an decrease in amortization of intangible lease assets of $4.1 million and an increase of $0.6 million in depreciation expense, which was primarily due to our disposition activity in 2023 (Silverbrook). Additionally, the Company has four properties classified as held for sale in which it does not depreciate.

Other Income and Expense

Interest expense. Interest expense was $48.9 million for the nine months ended September 30, 2023 compared to $34.8 million for the nine months ended September 30, 2022, which was an increase of approximately $14.1 million. The increase between the periods was primarily due an increase in interest on debt of $46.7 million as a result of increased interest rates and an increase on interest rate caps market-to-market gain of $3.0 million partially offset by decreases in interest rate swap expense of $35.8 million. The following table details the various costs included in interest expense for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Interest on debt	$81,791	$35,136	$46,655
Amortization of deferred financing costs	2,213	2,033	180
Interest rate swaps	(34,658)	1,160	(35,818)
Interest rate caps mark-to-market (gain)	(496)	(3,525)	3,029
Total	$48,850	$34,804	$14,046

Casualty gain (loss). Casualty loss was $1.0 million compared to a $0.4 million casualty gain for the nine months ended September 30, 2023 and 2022, respectively. The increase in casualty loss between periods of $1.4 million is attributable to the Company's casualty events and the timing.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of: (a) depreciation and amortization expenses and (b) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (6) casualty-related expenses/(recoveries) and casualty gains (losses), (7) gain (loss) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, (8) gain on forfeited deposits, (9) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (10) equity in earnings of affiliates.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses, and non-operating fees to affiliates and equity in earnings of affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2023 and 2022

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2023 and 2022 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Net income (loss)		$33,878	$(599)	$26,012	$(13,093)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,966	1,904	5,782	5,615
Corporate general and administrative expenses		4,752	3,818	12,743	11,116
Casualty-related expenses/(recoveries)	(1)	(24)	(2,966)	(1,332)	672
Casualty loss (gain)		100	—	980	(357)
Gain on forfeited deposits		—	—	(250)	—
Property general and administrative expenses	(2)	1,139	867	2,696	2,410
Depreciation and amortization		23,797	25,224	70,935	74,490
Interest expense		17,587	11,766	48,850	34,804
Equity in earnings of affiliate		(177)	—	(177)	—
Loss on extinguishment of debt and modification costs		2,215	—	2,093	—
Gain on sales of real estate		(43,090)	—	(43,090)	—
NOI		$42,143	$40,014	$125,242	$115,657
Less Non-Same Store
Revenues		(7,920)	(9,025)	(32,626)	(31,913)
Operating expenses		4,230	4,705	15,401	15,084
Operating income		(5)	(110)	(129)	(327)
Same Store NOI		$38,448	$35,584	$107,888	$98,501

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

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2023 and 2022

There are 35 properties encompassing 12,917 units of apartment space in our same store pool for the three months ended September 30, 2023 and 2022 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the following four properties in our Portfolio as of September 30, 2023: Old Farm, Stone Creek at Old Farm, Timber Creek and Radbourne Lake, as well as the 67 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2023 and 2022 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Same Store
Rental income	$60,275	$57,643	$2,632	4.6%
Other income	1,489	1,383	106	7.7%
Same Store revenues	61,764	59,026	2,738	4.6%
Non-Same Store
Rental income	7,595	8,857	(1,262)	-14.2%
Other income	325	168	157	N/M
Non-Same Store revenues	7,920	9,025	(1,105)	-12.2%
Total revenues	69,684	68,051	1,633	2.4%

Operating expenses
Same Store
Property operating expenses (1)	12,771	12,892	(121)	-0.9%
Real estate taxes and insurance	7,675	7,680	(5)	-0.1%
Property management fees (2)	1,773	1,688	85	5.0%
Property general and administrative expenses (3)	1,235	1,270	(35)	-2.8%
Same Store operating expenses	23,454	23,530	(76)	-0.3%
Non-Same Store
Property operating expenses (4)	2,575	2,444	131	5.4%
Real estate taxes and insurance	1,157	1,739	(582)	-33.5%
Property management fees (2)	258	272	(14)	-5.1%
Property general and administrative expenses (5)	240	250	(10)	-4.0%
Non-Same Store operating expenses	4,230	4,705	(475)	-10.1%
Total operating expenses	27,684	28,235	(551)	-2.0%

Operating income
Same Store
Miscellaneous income	138	88	50	N/M
Non-Same Store
Miscellaneous income	5	110	(105)	N/M
Total operating income	143	198	(55)	-27.8%

NOI
Same Store	38,448	35,584	2,864	8.0%
Non-Same Store	3,695	4,430	(735)	-16.6%
Total NOI	$42,143	$40,014	$2,129	5.3%
(1)
For the three months ended September 30, 2023 and 2022, excludes approximately $113,000 and $(1,169,000), respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)
For the three months ended September 30, 2023 and 2022, excludes approximately $877,000 and $704,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended September 30, 2023 and 2022, excludes approximately $137,000 and $1,797,000, respectively, of casualty-related recoveries.
(5)
For the three months ended September 30, 2023 and 2022, excludes approximately $263,000 and $163,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2023 and 2022.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2023 and 2022

As of September 30, 2023, our Q3 Same Store properties were approximately 93.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,529. As of September 30, 2022, our Q3 Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,483. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022:

Revenues

Rental income. Rental income was $60.3 million for the three months ended September 30, 2023 compared to $57.6 million for the three months ended September 30, 2022, which was an increase of approximately $2.7 million, or 4.6%. The majority of the increase is related to a 3.1% increase in the weighted average monthly effective rent per occupied apartment unit to $1,529 as of September 30, 2023 from $1,483 as of September 30, 2022, partially offset by a 0.1% decrease in occupancy.

Other income. Other income was $1.5 million for the three months ended September 30, 2023, compared to $1.4 million for the three months ended September 30, 2022, which was an increase of $0.1 million, or 7.6%. The majority of the increase is related to a $0.1 million increase in miscellaneous income.

Expenses

Property operating expenses. Property operating expenses were $12.8 million for the three months ended September 30, 2023 compared to $12.9 million for the three months ended September 30, 2022, which was an decrease of $0.1 million, or 0.9%. The majority of the decrease is related to a $0.3 million, or 6.5% decrease in repair and maintenance costs partially offset by a $0.2 million, or 6.6% increase in utilities.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.7 million for the three months ended September 30, 2023 compared to $7.7 million for the three months ended September 30, 2022, which remained flat.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2023 compared to $1.7 million for the three months ended September 30, 2022, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $1.2 million for the three months ended September 30, 2023 compared to $1.3 million for the three months ended September 30, 2022, which was an decrease of approximately $0.1 million. The decrease between periods was primarily due to a decrease in marketing expense.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2023 and 2022

There are 33 properties encompassing 12,355 units of apartment space in our same store pool for the nine months ended September 30, 2023 and 2022 (our “Same Store” properties). Our Same Store properties exclude the following six properties in our Portfolio as of September 30, 2023: Old Farm, Stone Creek at Old Farm, Timber Creek, Radbourne Lake, The Adair, and Estates on Maryland, as well as the 67 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2023 and 2022 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Same Store
Rental income	$171,589	$158,615	$12,974	8.2%
Other income	4,265	4,075	190	4.7%
Same Store revenues	175,854	162,690	13,164	8.1%
Non-Same Store
Rental income	31,628	31,334	294	0.9%
Other income	998	579	419	N/M
Non-Same Store revenues	32,626	31,913	713	2.2%
Total revenues	208,480	194,603	13,877	7.1%

Operating expenses
Same Store
Property operating expenses (1)	36,828	34,303	2,525	7.4%
Real estate taxes and insurance	23,271	22,062	1,209	5.5%
Property management fees (2)	5,090	4,684	406	8.7%
Property general and administrative expenses (3)	3,528	3,339	189	5.7%
Same Store operating expenses	68,717	64,388	4,329	6.7%
Non-Same Store
Property operating expenses (4)	8,584	7,694	890	11.6%
Real estate taxes and insurance	4,915	5,608	(693)	-12.4%
Property management fees (2)	999	945	54	5.7%
Property general and administrative expenses (5)	903	837	66	7.9%
Non-Same Store operating expenses	15,401	15,084	317	2.1%
Total operating expenses	84,118	79,472	4,646	5.8%

Operating income
Same Store
Miscellaneous income	751	199	552	N/M
Non-Same Store
Miscellaneous income	129	327	(198)	N/M
Total operating income	880	526	354	67.3%

NOI
Same Store	107,888	98,501	9,387	9.5%
Non-Same Store	17,354	17,156	198	1.2%
Total NOI	$125,242	$115,657	$9,585	8.3%

(1)
For the nine months ended September 30, 2023 and 2022, excludes approximately $1,382,000 and $666,000, respectively, of casualty-related recoveries.

(2)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)
For the nine months ended September 30, 2023 and 2022, excludes approximately $2,107,000 and $1,879,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.
(4)
For the nine months ended September 30, 2023 and 2022, excludes approximately $50,000 and $(2,531,000), respectively, of casualty-related recoveries.
(5)
For the nine months ended September 30, 2023 and 2022, excludes approximately $589,000 and $531,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2023 and 2022.”

Same Store Results of Operations for the Nine Months Ended September 30, 2023 and 2022

As of September 30, 2023, our Same Store properties were approximately 93.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,524. As of September 30, 2022, our Same Store properties were approximately 94.0% leased with a weighted average monthly effective rent per occupied apartment unit of $1,479. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

Revenues

Rental income. Rental income was $171.6 million for the nine months ended September 30, 2023 compared to $158.6 million for the nine months ended September 30, 2022, which was an increase of approximately $13.0 million, or 8.2%. The majority of the increase is related to a 3.0% increase in the weighted average monthly effective rent per occupied apartment unit to $1,524 as of September 30, 2023 from $1,479 as of September 30, 2022, partially offset by a 0.1% decrease in occupancy.

Other income. Other income was $4.3 million for the nine months ended September 30, 2023 compared to $4.1 million for the nine months ended September 30, 2022, which was an increase of approximately $0.2 million, or 4.6%. The majority of the increase is related to a $0.2 million increase in miscellaneous income.

Expenses

Property operating expenses. Property operating expenses were $36.8 million for the nine months ended September 30, 2023 compared to $34.3 million for the nine months ended September 30, 2022, which was an increase of approximately $2.5 million, or 7.4%. The majority of the increase is related to a $1.1 million, or 7.8%, increase in repairs and maintenance and a $1.0 million, or 7.8%, increase in payroll.

Real estate taxes and insurance. Real estate taxes and insurance costs were $23.3 million for the nine months ended September 30, 2023 compared to $22.1 million for the nine months ended September 30, 2022, which was an increase of approximately $1.2 million. The majority of the increase is related to a $1.0 million, or 5.4%, increase in property tax. Additionally, insurance expense increased by $0.2 million, or 6.0%.

Property management fees. Property management fees were $5.1 million for the nine months ended September 30, 2023 compared to $4.7 million for the nine months ended September 30, 2022, which was an increase of approximately $0.4 million, or 8.7%. The majority of the increase is related to a $13.0 million, or 8.2%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.5 million for the nine months ended September 30, 2023 compared to $3.3 million for the nine months ended September 30, 2022, which was an increase of approximately $0.2 million. The majority of the increase was related to increases in office operations expense.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, gain (loss) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, gain on forfeited deposits, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022	% Change (1)
Net income (loss)		$33,878	$(599)	$26,012	$(13,093)	N/M
Depreciation and amortization		23,797	25,224	70,935	74,490	-4.8%
Gain on sales of real estate		(43,090)	—	(43,090)	—	0.0%
Adjustment for noncontrolling interests		(55)	(99)	(205)	(228)	-10.1%
FFO attributable to common stockholders		14,530	24,526	53,652	61,169	-12.3%

FFO per share - basic		$0.57	$0.96	$2.09	$2.39	-12.6%
FFO per share - diluted		$0.55	$0.94	$2.05	$2.34	-12.4%

Loss on extinguishment of debt and modification costs		2,215	—	2,093	—	0.0%
Casualty-related expenses/(recoveries)		(24)	(2,966)	(1,332)	672	N/M
Casualty losses (gains)		100	—	980	(357)	N/M
Gain on forfeited deposits		—	—	(250)	—	0.0%
Amortization of deferred financing costs - acquisition term notes		330	281	991	786	26.1%
Adjustment for noncontrolling interests		(9)	11	(11)	(3)	N/M
Core FFO attributable to common stockholders		17,142	21,852	56,123	62,267	-9.9%

Core FFO per share - basic		$0.67	$0.85	$2.19	$2.43	-9.9%
Core FFO per share - diluted		$0.65	$0.84	$2.14	$2.38	-10.1%

Amortization of deferred financing costs - long term debt		408	453	1,222	1,247	-2.0%
Equity-based compensation expense		2,494	2,025	6,955	5,906	17.8%
Adjustment for noncontrolling interests		(11)	(10)	(31)	(27)	14.8%
AFFO attributable to common stockholders		20,033	24,320	64,269	69,393	-7.4%

AFFO per share - basic		$0.78	$0.95	$2.51	$2.71	-7.4%
AFFO per share - diluted		$0.76	$0.93	$2.45	$2.65	-7.5%

Weighted average common shares outstanding - basic		25,674	25,598	25,647	25,630	0.1%
Weighted average common shares outstanding - diluted	(2)	26,302	26,127	26,228	26,177	0.2%

Dividends declared per common share		$0.42	$0.38	$1.26	$1.14	10.5%

Net income (loss) Coverage - diluted	(3)	3.05x	-0.05x	0.79x	-0.45x	275.6%
FFO Coverage - diluted	(3)	1.32x	2.47x	1.63x	2.05x	-20.7%
Core FFO Coverage - diluted	(3)	1.55x	2.20x	1.70x	2.09x	-18.6%
AFFO Coverage - diluted	(3)	1.81x	2.45x	1.94x	2.32x	-16.4%

(1)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(2)
Indicates coverage ratio of Net loss/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2023 as compared to the three months ended September 30, 2022

FFO was $14.5 million for the three months ended September 30, 2023 compared to $24.5 million for the three months ended September 30, 2022, which was a decrease of approximately $10.0 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $1.8 million, offset by an increase in interest expense of $12.4 million..

Core FFO was $17.1 million for the three months ended September 30, 2023 compared to $21.9 million for the three months ended September 30, 2022, which was a decrease of approximately $4.8 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO, partially offset by an increase in loss on extinguishment of debt and modification costs of $2.2 million.

AFFO was $20.0 million for the three months ended September 30, 2023 compared to $24.3 million for the three months ended September 30, 2022, which was a decrease of approximately $4.3 million. The change in our AFFO between the periods primarily relates to an decrease in Core FFO partially offset by an increase in equity-based compensation expense of $0.5 million.

The nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
FFO was $53.7 million for the nine months ended September 30, 2023 compared to $61.2 million for the nine months ended September 30, 2022, which was a decrease of approximately $7.5 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $14.0 million, offset by an increase in interest expense of $14.0 million.

Core FFO was $56.1 million for the nine months ended September 30, 2023 compared to $62.3 million for the nine months ended September 30, 2022, which was a decrease of approximately $6.2 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO, partially offset by an increase in loss on extinguishment of debt and modification costs of $2.1 million.

AFFO was $64.3 million for the nine months ended September 30, 2023 compared to $69.4 million for the nine months ended September 30, 2022, which was a decrease of approximately $5.1 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO partially offset by an increase of equity-based compensation expense of $1.1 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of September 30, 2023, we had approximately $2.7 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 6 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2023.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$81,758	$69,582
Net cash used in investing activities	17,968	(179,536)
Net cash provided by (used in) financing activities	(101,692)	87,873
Net decrease in cash, cash equivalents and restricted cash	(1,966)	(22,081)
Cash, cash equivalents and restricted cash, beginning of period	51,799	88,696
Cash, cash equivalents and restricted cash, end of period	$49,833	$66,615

Cash flows from operating activities. During the nine months ended September 30, 2023, net cash provided by operating activities was $81.8 million compared to net cash provided by operating activities of $69.6 million for the nine months ended September 30, 2022. The change in cash flows from operating activities was mainly due to an increase in total revenues.

Cash flows from investing activities. During the nine months ended September 30, 2023, net cash provided by investing activities was $18.0 million compared to net cash used in investing activities of $179.5 million for the nine months ended September 30, 2022. The change in cash flows from investing activities was mainly due to our acquisition activity in 2022 and disposition activity in 2023.

Cash flows from financing activities. During the nine months ended September 30, 2023, net cash used in financing activities was $101.7 million compared to net cash provided by financing activities of $87.9 million for the nine months ended September 30, 2022. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $197.3 million

Real Estate Investments Statistics

As of September 30, 2023, the Company was invested in a total of 39 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Arbors on Forest Ridge		155	210	1/31/2014	$1,198	$1,180	95.2%	92.4%
Cutter's Point		198	196	1/31/2014	1,389	1,497	94.9%	93.9%
The Summit at Sabal Park		205	252	8/20/2014	1,514	1,503	94.8%	94.0%
Courtney Cove		225	324	8/20/2014	1,423	1,490	91.0%	94.4%
Radbourne Lake	(4)	247	225	9/30/2014	1,379	1,385	95.6%	93.3%
Timber Creek	(4)	248	352	9/30/2014	1,252	1,244	91.2%	92.3%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,735	1,786	97.5%	95.5%
Cornerstone		318	430	1/15/2015	1,453	1,453	95.1%	90.0%
The Preserve at Terrell Mill		692	752	2/6/2015	1,311	1,321	89.9%	91.9%
Versailles		301	388	2/26/2015	1,254	1,261	91.8%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,768	1,837	99.5%	94.1%
Madera Point		193	256	8/5/2015	1,339	1,345	96.5%	95.7%
Venue at 8651		289	333	10/30/2015	1,162	1,182	94.3%	91.6%
Parc500		266	217	7/27/2016	1,949	1,927	95.3%	95.9%
The Venue on Camelback		256	415	10/11/2016	1,095	1,080	95.2%	91.8%
Old Farm	(4)	697	734	12/29/2016	1,298	1,326	95.1%	95.2%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,351	1,343	94.2%	93.2%
Rockledge Apartments		802	708	6/30/2017	1,607	1,550	90.6%	92.7%
Atera Apartments		334	380	10/25/2017	1,536	1,524	92.9%	96.1%
Versailles II		199	242	9/26/2018	1,221	1,252	91.9%	95.0%
Brandywine I & II		414	632	9/26/2018	1,238	1,252	94.1%	94.5%
Bella Vista		243	248	1/28/2019	1,728	1,791	97.2%	98.0%
The Enclave		194	204	1/28/2019	1,820	1,851	95.1%	96.6%
The Heritage		199	204	1/28/2019	1,663	1,653	94.1%	95.1%
Summers Landing		139	196	6/7/2019	1,206	1,203	94.4%	93.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,337	1,233	93.1%	95.8%
Residences at West Place		345	342	7/17/2019	1,678	1,586	87.7%	93.0%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	2,117	2,106	96.6%	95.1%
Arbors of Brentwood		325	346	9/10/2019	1,514	1,423	94.8%	89.0%
Torreyana Apartments		309	316	11/22/2019	1,510	1,557	93.4%	93.7%
Bloom		498	528	11/22/2019	1,338	1,315	94.5%	89.8%
Bella Solara		271	320	11/22/2019	1,397	1,371	90.7%	88.8%
Fairways at San Marcos		340	352	11/2/2020	1,670	1,576	95.5%	93.5%
The Verandas at Lake Norman		241	264	6/30/2021	1,334	1,316	95.8%	94.3%
Creekside at Matthews		263	240	6/30/2021	1,425	1,397	94.2%	94.6%
Six Forks Station		360	323	9/10/2021	1,372	1,416	92.9%	92.6%
High House at Cary		293	302	12/7/2021	1,543	1,636	93.7%	95.4%
The Adair		328	232	4/1/2022	1,938	1,807	97.0%	94.4%
Estates on Maryland		324	330	4/1/2022	1,452	1,459	95.5%	92.7%
		13,271	14,485
(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2023 and December 31, 2022, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2023 and December 31, 2022, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of September 30, 2023 and December 31, 2022, divided by the total number of units, expressed as a percentage.
(3)
Includes 67 down units due to casualty events as of September 30, 2023 (see Note 3).
(4)
Properties classified as held for sale as of September 30, 2023.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2023, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.6 billion at a weighted average interest rate of 6.87% and an adjusted weighted average interest rate of 3.64%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.0682% fallback LIBOR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.2 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2023, interest rate swap agreements effectively covered 76% of our $1.5 billion of floating rate debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2023, interest rate cap agreements covered $1.4 billion of our $1.5 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $1.4 billion of our floating rate mortgage debt at a weighted average rate of 5.82%.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For debt instruments that transitioned from LIBOR to SOFR, the adjustment included an increase of 0.11448% to the all-in rate. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to fallback LIBOR.

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

Corporate Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). As of September 30, 2023, there was $309.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of September 30, 2023, there was $41.0 million in aggregate principal outstanding under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of September 30, 2023, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 4.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with KeyBank and four with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion. As of September 30, 2023, the interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to $1.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on fallback LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

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

(1)
The floating rate option for the interest rate swaps is fallback LIBOR. As of September 30, 2023, fallback LIBOR was 5.431%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2023 for the next five calendar years subsequent to September 30, 2023. We used fallback LIBOR as of September 30, 2023 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,463,146	$71	$301	$133,378	$290,324	$—	$1,039,072
Interest expense	(1)	572,421	27,866	57,453	65,177	61,743	73,225	286,957
Total		$2,035,567	$27,937	$57,754	$198,555	$352,067	$73,225	$1,326,029

Held For Sale Property Mortgage Debt
Principal payments		$112,260	$—	$68,160	$44,100	$—	$—	$—
Interest expense		4,780	2,403	2,377	—	—	—	—
Total		$117,040	$2,403	$70,537	$44,100	$—	$—	$—

Credit Facility
Principal payments		$41,000	$—	$—	$41,000	$—	$—	$—
Interest expense		5,500	793	3,155	1,552	—	—	—
Total		$46,500	$793	$3,155	$42,552	$—	$—	$—

Total contractual obligations and commitments		$2,199,107	$31,133	$131,446	$285,207	$352,067	$73,225	$1,326,029

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2023, we had entered into eleven interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used fallback LIBOR as of September 30, 2023 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended September 30, 2023 and 2022, the Company incurred advisory and administrative fees of $2.0 million and $1.9 million, respectively. For the nine months ended September 30, 2023 and 2022, advisory and administrative fees were $5.8 million and $5.6 million, respectively.

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

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2023, we had approximately $2.7 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2023	2022	2023	2022
Interior	(1)	$7,246	$6,946	$21,898	$17,584
Exterior and common area		1,785	3,519	10,370	6,874
Total rehab expenditures		$9,031	$10,465	$32,268	$24,458

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2023 and 2022, we completed full and partial interior rehabs on 1,777 and 1,830 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2023 and 2022.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2023. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2023 of $0.42 per share on April 24, 2023 which was paid on September 30, 2023 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (see Note 5 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2023 and 2022. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2023, we had total indebtedness of $1.6 billion at a weighted average interest rate of 6.89%, of which $1.6 billion was debt with a floating interest rate. As of September 30, 2023, interest rate swap agreements effectively covered 76% of our $1.5 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.0682% for fallback LIBOR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of September 30, 2023.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2023, the interest rate cap agreements we have entered into effectively cap SOFR on $1.4 billion of our floating rate mortgage debt at a weighted average rate of 5.82% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into ten interest rate swap transactions with the Counterparties with a combined notional amount of $1.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to that amount with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on fallback LIBOR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of September 30, 2023, of the amounts illustrated in the table below for our indebtedness as of September 30, 2023 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,040
0.50%	2,080
0.75%	3,120
1.00%	4,160

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

LIBOR ceased publication on June 30, 2023. The Company held debt and derivatives that used LIBOR as the reference rate as of June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for the remaining LIBOR debt and derivative instruments, with applicable spread adjustment of 0.11448%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board’s prior authorization of the share repurchase program. During the nine months ended September 30, 2023, the Company did not make any repurchases. Since inception of the Share Repurchase Program through September 30, 2023, the Company had repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.36 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,550,628	$28.36	2,550,628	$100.0
July 1 – July 31	—	—	—	100.0
August 1 – August 31	—	—	—	100.0
September 1 – September 30	—	—	—	100.0
Total as of September 30, 2023	2,550,628	$28.36	2,550,628	$100.0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Resignation

On November 9, 2023 (the “Separation Date”), Matt Goetz resigned from his position as Senior VP-Investments and Asset Management of the Company. Mr. Goetz’s resignation is not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

In connection with his resignation from the Company and its affiliates, Mr. Goetz and the Company, the Adviser, NexPoint Advisors, L.P. (“NREA”), NexPoint Real Estate Finance, Inc. (“NREF”), NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust (“NXDT”), NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc. (“VineBrook”), and NexPoint Real Estate Advisors V, L.P. entered into a Separation Agreement, dated November 9, 2023 (the “Separation Agreement”). Pursuant to the Separation Agreement, NREA will subsidize Mr. Goetz's COBRA premium for a period of twelve months and 11,453 restricted stock units granted to Mr. Goetz by the Company will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. In addition, pursuant to the Separation Agreement, 72,675 restricted stock units granted to Mr. Goetz by NREF, 11,300 restricted share units granted to Mr. Goetz by NXDT and 4,279 restricted stock units granted to Mr. Goetz by VineBrook will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. The approximate value of the restricted stock units of the Company that are vesting on the Separation Date is $412,000 and the approximate value of the aggregate restricted stock units of the Company, NREF, NXDT and VineBrook that are vesting on the Separation Date is $2 million.

The Severance Agreement additionally contains, among other things, mutual non-disparagement provisions and a mutual release of claims by Mr. Goetz and the Company.

In connection with the Separation Agreement, Mr. Goetz, the Company, NREF, NXDT and VineBrook entered into a vesting agreement pursuant to which, among other things, the award agreements between Mr. Goetz and the Company relating to his restricted stock unit grants were amended to account for his separation and accelerated vesting of a portion of his outstanding restricted stock unit grants pursuant to the Separation Agreement.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1

Separation Agreement, dated November 9, 2023 by and among NexPoint Residential Trust, Inc., NexPoint Real Estate

Advisors, L.P., NexPoint Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P.,

NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., and

NexPoint Real Estate Advisors V, L.P and Matt Goetz.

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	November 9, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	November 9, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)