Form 10-K
period 2023-12-31
NexPoint Residential Trust, Inc.
filed 2024-02-27
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2023 was approximately $987,000,000.

As of February 27, 2024, the registrant had 25,774,730 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2023

i

Cautionary Statement Regarding Forward-Looking Statements

This annual report (the "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, the performance of our properties and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•
macroeconomic trends including inflation and high interest rates may adversely affect our financial conditions and results of operations;
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
•
the risk that we may compete with other entities affiliated with our Sponsor or property manager for properties and residents;
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
•
the risk that we may be subject to other tax liabilities that may reduce our cash flows and distributions on our shares;
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
•
foreign investors may be subject to U.S. federal income tax or withholding tax on distributions received from us or on proceeds and the disposition of our current common stock;
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

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “portfolio”) through the OP and its wholly owned TRS. The OP owns approximately 99.9% of the portfolio; the TRS owns approximately 0.1% of the portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2023, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 9 to our consolidated financial statements).

The Company is externally managed by the Adviser, through an agreement dated March 16, 2015, as amended, and renewed on February 26, 2024 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by the Sponsor.

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

As of December 31, 2023, the Company, through the OP and the wholly owned TRS, owned 38 properties representing 14,133 units in seven states, as further described under Item 2, “Properties” and Notes 3 and 4 to our consolidated financial statements.

2023 Highlights

Key highlights and transactions completed in 2023 include the following:

•
Dispositions: We sold two properties totaling 994 units in 2023. Details of the dispositions are in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)	Gain on Sale of Real Estate
Silverbrook	Grand Prairie, Texas	September 22, 2023	$70,000	$46,088	$69,431	$43,107
Timber Creek	Charlotte, North Carolina	December 13, 2023	49,000	24,100	48,348	24,819
			$119,000	$70,188	$117,779	$67,926

(1)
Represents the outstanding principal balance when the loan was repaid.
(2)
Represents sales price, net of closing costs.

•
Renovations: For the properties in our portfolio as of December 31, 2023, we completed full and partial renovations on 2,073 units at an average cost of $12,303 per renovated unit. Since inception, for the properties in our portfolio as of December 31, 2023, we have completed full and partial renovations on 8,534 units at an average cost of $9,715 per renovated unit that has been leased as of December 31, 2023. We have achieved average rent growth of 14.5%, or a $169 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2023, resulting in a return on investment on capital expended for interior renovations of 20.9%.
•
Dividends: We declared dividends totaling $45.2 million, or $1.722 per share for the year ended December 31, 2023. During the fourth quarter of 2023, we increased our quarterly dividend for the sixth time since the Spin-Off (as defined below) to $0.46242 per share, which was an increase of $0.04242 per share, or a 10.1% increase, over our previous quarterly dividends declared in 2023. The increase in our quarterly dividend to $0.46242 per share is an increase of $0.26 per share, or a 124.5% increase, over our quarterly dividends declared from the Spin-Off. Our fourth quarter dividend equates to a 5.4% annualized yield based on our closing share price of $34.43 on December 31, 2023.
•
Results of Operations and Non-GAAP Measures: We reported the following net income (loss), net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (dollars in thousands):

		For the Year Ended December 31,
		2023		2022	$ Change		% Change
Net income (loss)		$44,433		$(9,291)	$53,724	(1)	-578.2%
NOI	(2)	167,404	(3)	157,424	9,980		6.3%
FFO attributable to common stockholders	(2)	71,420		73,397	(1,977)		-2.7%
Core FFO attributable to common stockholders	(2)	73,534		81,796	(8,262)		-10.1%
AFFO attributable to common stockholders	(2)	84,404		91,366	(6,962)		-7.6%

(1)
The change in our net income (loss) between the periods primarily relates to an increase in gain on sales of real estate of $53.2 million and increases in property operating expenses of $0.4 million and depreciation and amortization expense of $2.4 million, partially offset by an increase in total revenues of $13.5 million.
(2)
See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).
(3)
Prior year NOI was updated to include current year NOI add backs.
•
Same Store Growth: There are 33 properties encompassing 12,378 units of apartment space in our same store pool for the years ended December 31, 2023 and 2022 (our “2022-2023 Same Store” properties). Our 2022-2023 Same Store properties exclude the following 5 properties in our portfolio as of December 31, 2023: Old Farm, Stone Creek at Old Farm, The Adair, Estates on Maryland and Radbourne Lake as well as the 45 units that are currently down (see Note 4 to our consolidated financial statements). For our 2022-2023 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

Operating Metric	2023	2022	% Change
Occupancy (1)	94.7%	94.1%	0.6%
Average Effective Monthly Rent Per Unit (2)	$1,509	$1,508	0.1%
Rental income (in thousands)	$229,801	$214,664	7.1%
Other income (in thousands)	$5,661	$5,271	7.4%
NOI (in thousands)	$144,999	$134,020	8.2%

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

•
Corporate Credit Facility: On February 2, 2023, the Company made a $17.5 million principal payment on the Corporate Credit Facility. On September 25, 2023, the Company made a $16.0 million principal payment on the Corporate Credit Facility. On December 15, 2023, the Company made a $17.0 million principal payment on the Corporate Credit Facility, reducing the outstanding principal balance to $24.0 million as of December 31, 2023.
•
Cash Position: At December 31, 2023, we had $45.3 million of cash on our balance sheet, of which $2.9 million was reserved for future renovations, and $30.0 million was reserved for lender-required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

Our Real Estate Portfolio

As of December 31, 2023, we owned 38 properties representing 14,133 units that we lease in seven states that were approximately 94.7% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,502. For additional information regarding our portfolio, see Item 2, “Properties” and Notes 3 and 4 to our consolidated financial statements.

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

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2023, we have renovated the exteriors and common areas at a majority of the properties in our portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards, 5) fiber internet and 6) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. Since inception, for the properties in our portfolio as of December 31, 2023, we have completed full and partial renovations on 8,534 units out of our 14,133 total units with an average monthly rental increase per unit of $169 and an average cost of $9,715 per renovated unit that has been leased as of December 31, 2023. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2023, we had reserved approximately $2.9 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 13,209 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•
manages approximately 104,000 multifamily units in 27 states and has managed multifamily communities for 31 years;
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
Operating Partnership, L.P.
Other OP Unit
Holders*
Noncontrolling
Limited Partner
(0.1% Ownership)
0.1%
99.9%
100%
100%
100%
NexPoint Captive
Insurance Company,
Inc.
NXRT NLMF
Member, LLC
LLC Subsidiaries
LLC Subsidiaries
9 Properties*
29 Properties*


An affiliate of BH Equities, LLC is the property manager for all of our properties.

Our Adviser

We are externally managed by our Adviser pursuant to the Advisory Agreement, by and among the OP, our Adviser, and us. Our Adviser was organized on September 5, 2014 and is an affiliate of our Sponsor. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders as further described under “—Our Advisory Agreement” below. The members of our Adviser’s management team are Jim Dondero, Brian Mitts, Matt McGraner and D.C. Sauter, all of whom are employed by our Adviser or its affiliates.

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
•
monitoring our compliance with regulatory requirements, including the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, the New York Stock Exchange (“NYSE”) rules and regulations of the Code to maintain our status as a REIT;
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

In calculating the advisory fee, we categorize our Average Real Estate Assets into either “Contributed Assets” or “New Assets.” The advisory fee on Contributed Assets may not exceed $4.5 million in any calendar year. This cap is intended to limit the fees paid to our Adviser on the Contributed Assets following our Spin-Off (the "Spin-Off") to the fees that would have been paid by NHF to its adviser had the Spin-Off not occurred. The advisory fee on New Assets is not subject to this limitation but is subject to the expense cap mentioned below.

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

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 26, 2024, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term.

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

Our Property Manager

The entities through which we own the properties in our portfolio have entered into management agreements with BH (the "Management Agreements"). Pursuant to these agreements, BH operates and leases the underlying properties in our portfolio. In addition to property management and leasing services, BH also provides us with market research, acquisition advice, a pipeline of investment opportunities and construction management services. We utilize BH for property and construction management services and leasing, paying BH a management fee of approximately 3% of the monthly gross income from each property managed, as well as construction supervision fees and certain other fees described under “—Property Management Agreements” below.

Property Management Agreements

Under these agreements, BH operates, coordinates and supervises the ordinary and usual business and affairs pertaining to the operation, maintenance, leasing, licensing, and management of each property. The following summarizes the terms of the Management Agreements.

Term. The terms of the Management Agreements will continue until the last day of the calendar month following the second anniversary of the Management Agreement. Upon the expiration of the original term, the Management Agreements will automatically renew on a month-to-month basis until terminated. The Management Agreements may be terminated at any time with 60 days written notice.

Proposed Management Plans. Each Management Agreement requires that BH prepare and submit a proposed management plan and operating budget for the marketing, operation, repair and maintenance, and renovation of the property for the year the Management Agreement is entered into. BH must submit subsequent proposed management plans 45 days prior to the beginning of the next year.

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

Human Capital Disclosure

As of December 31, 2023, we had three employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Our Adviser conducts substantially all of our operations and provides asset management for our real estate investments. We expect we will only have accounting employees while the Advisory Agreement is in effect.

Corporate Information

Our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our Adviser’s telephone number is (214) 276-6300. We maintain a website at nxrt.nexpoint.com. We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this Annual Report or any other report or documents we file with or furnish to the Securities and Exchange Commission ("SEC"). These documents may also be found on the SEC’s website at www.sec.gov.

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

•
macroeconomic trends including inflation and high interest rates may adversely affect our financial conditions and results of operations;
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
•
the risk that we may compete with other entities affiliated with our Sponsor or property manager for properties and residents;
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
•
the risk that we may be subject to other tax liabilities that may reduce our cash flows and distributions on our shares;
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
•
foreign investors may be subject to U.S. federal income tax or withholding tax on distributions received from us or on proceeds and the disposition of our current common stock;
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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, our rental rates, rent collections, operating expenses, the market value of our properties and our ability to strategically acquire, dispose, recapitalize or refinance our multifamily properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates is adversely affected by increases in supply of multifamily communities in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, inflation, interest rates, a recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including debt service and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our multifamily properties would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our assets. Factors that may affect our occupancy levels, our revenues, our NOI and/or the value of our properties include the following, among others:

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

Macroeconomic trends including inflation, high interest rates or recession may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in or high inflation and high interest rates, may adversely impact our business, financial condition and results of operations. Inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs. Inflationary pressures have also increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of resident defaults and harm our operating results.

In response to high inflation, the U.S. Federal Reserve raised the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions have resulted in an increase in prevailing interest rates. To the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and the Israel-Hamas war adds, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

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

As of December 31, 2023, we had approximately $1.4 billion and $119.5 million of outstanding consolidated indebtedness under our Freddie Mac and Fannie Mae mortgage loans, respectively. We rely on national and regional institutions, including Freddie Mac and Fannie Mae, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is uncertainty regarding the futures of Freddie Mac and Fannie Mae. Should Freddie Mac and Fannie Mae have their mandates changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

We depend on our residents for substantially all of our revenues. Poor resident selection and defaults and nonrenewals by our residents may adversely affect our reputation, financial performance and ability to make distributions.

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property. In addition, we rely on information supplied by prospective residents in making resident selections, which may in some cases be false.

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

The Company’s real estate assets may be subject to impairment charges.

A decline in the fair value of our assets may require us to recognize an impairment against our assets under accounting principles generally accepted in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery of the depreciated cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize material asset impairment charges, these charges could adversely affect our financial condition and results of operations.

Our business and reputation depend on our ability to continue providing high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations.

We provide residents with reliable services, including water and electric power, along with the consistent operation of our communities, including a wide variety of amenities. Public utilities, especially those that provide water and electric power, are fundamental for the consistent operation of our communities. The delayed delivery or any prolonged interruption of these services may cause residents to terminate their leases or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including government mandated closures, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism or similar events. Such events may also expose us to additional liability claims and damage our reputation and brand and could cause residents to terminate or not renew their leases, or prospective residents to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our financial condition and results of operations.

We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn in the sector.

As of December 31, 2023, substantially all of our investments are concentrated in the multifamily apartment sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

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

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises, including the novel coronavirus (“COVID-19”), have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:

•
The deterioration of global economic conditions as a result of such a crisis could ultimately decrease occupancy levels and pricing across our portfolio and/or increase concessions, reduce or defer our residents’ spending, result in changes in resident preferences (including changes resulting from increased employer flexibility to work from home) or negatively impact our residents’ ability to pay their rent on time or at all;
•
Local and national authorities expanding or extending certain measures that impose restrictions on our ability to enforce residents’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our ability to raise rents or charge certain fees;

•
The risk of a prolonged outbreak and/or multiple waves of an outbreak could cause long-term damage to economic conditions, which in turn could diminish our access to capital at attractive terms and/or cause material declines in the fair value of our assets, leading to asset impairment charges; and
•
The potential inability to maintain adequate staffing at our properties and corporate offices due to an outbreak and/or changes in employee preferences causing them to leave their jobs.

To the extent a pandemic, epidemic or other health crisis adversely affects our business, results of operations, cash flows and financial condition, it may also continue to heighten many of the other risks described elsewhere in this Item 1A, Risk Factors.

Risks Related to Indebtedness

Variable rate debt is subject to interest rate risk, which could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2023, approximately $1.5 billion of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2023, 10 interest rate swap agreements, with a combined notional amount of $1.2 billion and terms expiring in 2024, 2025 and 2026, effectively fix the interest rate on $1.2 billion, or 76%, of our $1.5 billion of floating rate debt outstanding. As of December 31, 2023, the interest rate cap agreements we have entered into effectively cap the applicable reference rate on $1.3 billion of our floating rate mortgage debt outstanding at a weighted average rate of 5.90% for the term of the agreements, which is generally 3-4 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service the related debt, then the amount available for distributions to stockholders may be reduced. In addition, incurring secured debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status.

Foreclosure could also trigger tax indemnification obligations under the terms of any tax protection agreements with respect to the sales of properties subject to any such agreements. We may give full or partial guarantees to lenders of mortgage and other secured debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other secured debt contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in losing our REIT status and would result in a decrease in the value of your investment.

We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2023, there was $1.6 billion of mortgage debt outstanding related to our portfolio.

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
•
subject us to increased sensitivity to an increase in or high interest rate;
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

On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 27, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed.

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

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. The Board has formed an independent special committee to oversee a review of the UBS Lawsuit and its potential impact on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” below for additional information.

We depend upon key personnel of our Adviser and its affiliates and our property manager.

We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We also depend on BH for our property management and construction services. We depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser and of our property manager to achieve our investment objectives, including Messrs. Dondero, Mitts, McGraner and Sauter, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

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

Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, but not limited to, NexPoint Real Estate Finance, Inc., VineBrook Homes Trust, Inc., NexPoint Homes Trust, Inc. and NexPoint Diversified Real Estate Trust. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser or its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

We may compete with other entities affiliated with our Sponsor and property manager for residents.

Neither our Sponsor and its affiliates nor BH and its affiliates is prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate, including properties in the vicinity of the properties in our portfolio. Our Sponsor and/or its affiliates and BH and its affiliates may own and/or manage properties in the same geographical areas in which we currently own and expect to acquire real estate assets. Therefore, our properties may compete for residents with other properties owned and/or managed by our Sponsor and its affiliates and BH and its affiliates. Our Sponsor and BH may face conflicts of interest when evaluating resident opportunities for our properties and other properties owned and/or managed by our Sponsor and its affiliates and BH and its affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain residents.

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

Furthermore, we may acquire additional direct or indirect interests in one or more entities that will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

Our operating partnership intends to qualify as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting purposes. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If classified as a partnership, our operating partnership generally will not be a taxable entity and will not incur any U.S. federal income tax liability. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. However, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our operating partnership’s partnership units are not traded on an established securities market, the operating partnership’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our operating partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our operating partnership may not meet this qualifying income test. If our operating partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders would be impaired.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate, or contribute to a TRS, otherwise attractive investments from our portfolio, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the tests for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of the 75% or 95% gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRS and any TRS we form in the future will be subject to corporate U.S. federal, state and local taxes. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any of these taxes would decrease cash available for distributions to stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of the other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.

Our ownership of interests in TRSs raises certain tax risks.

A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to residents of its parent REIT. A TRS is subject to income tax as a C corporation. We currently own interests in a TRS and may acquire securities in additional TRSs in the future.

We will be required to pay a 100% tax on any “redetermined rents,” “redetermined deductions,” “excess interest” or “redetermined TRS service income.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our residents by a TRS of ours. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS of ours for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations. Redetermined TRS service income generally represents amounts by which the gross income of a TRS attributable to its services for or on behalf of us (other than to a resident of ours) would be increased based on arm’s length negotiations.

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

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We will also be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our securities. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT. Furthermore, our inability to make required distributions could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

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

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our common stock for purposes of this ownership limitation. Additionally, at least 100 persons must beneficially own shares of our common stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition, ownership and transfer of shares of our common stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.2% in value of the aggregate of the outstanding shares of our capital stock and more than 6.2% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 6.2% ownership limit would result in our failing to qualify as a REIT. Our Board granted a waiver from the ownership limits for Jim Dondero and certain of his affiliates, and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions in our charter designed to protect our status as a REIT, including providing that any ownership or purported transfer of our shares in violation of the foregoing restrictions will result in the shares so owned or transferred being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. Furthermore, if a transfer of our shares would result in our shares being beneficially owned by fewer than 100 persons or the transfer to a charitable trust would be ineffective for any reason to prevent a violation of the other restrictions on ownership and transfer of our shares, the transfer resulting in such violation will be void ab initio. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

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

We and our subsidiaries and stockholders may be subject to state, local or foreign tax filing and payment obligations taxation in various jurisdictions including those in which we or they transact business, own property or reside.

We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our stock.

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
•
increases in or high interest rates that lead purchasers of our shares to demand a higher yield;
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
•
changes in tax laws;
•
future equity issuances;
•
failure to meet income estimates; and
•
failure to meet and maintain REIT qualifications.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have subject matter jurisdiction, any state court located within the state of Maryland, or, if all such state courts do not have subject matter jurisdiction, the United States District Court for the District of Maryland will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, (b) any derivative action or proceeding brought on behalf of the Corporation, (c) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (d) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the Charter or the Bylaws, (e) any action or proceeding to interpret, apply, enforce or determine the validity of the Charter or the Bylaws of the Company (including any right, obligation, or remedy thereunder), (f) any action or proceeding as to which the MGCL confers jurisdiction on the Circuit Court for Baltimore City, Maryland, or (g) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, except that the foregoing does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions.

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

Our business depends on the communications and information systems of our Sponsor, to which we have access through our Adviser. In addition, certain of these systems are provided to our Sponsor by third-party service providers. To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data, which risk may be heightened by the increased prevalence and use of artificial intelligence, with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur or if we use software that contains an unknown vulnerability or that is subject to an attack, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims. This, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our stockholders.

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our residents. While security measures to protect the confidentiality of this information are in place, we can provide no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and/or loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. Our Adviser maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework (the “NIST CF”) and the Azure Security Benchmark. In general, our Adviser seeks to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing the Company’s information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.

As one of the critical elements of the Company’s overall risk management, our Adviser’s cybersecurity program is focused on the following key areas:

Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Adviser’s Director of Information Technology and Chief Compliance Officer and other members of management of our Adviser that implement and oversee our Adviser’s cybersecurity program.

Risk Assessment: No less frequently than annually, our Adviser completes an assessment to identify potential cybersecurity threats and vulnerabilities to better prioritize and mitigate the Company’s cybersecurity risk. The assessment includes, among other things, evaluating the nature, sensitivity and location of information the Company collects, processes and stores and the resiliency of the underlying technologies, the validity and effectiveness of the Company’s security policies, controls and processes and the cybersecurity preparedness of the third-party vendors used by the Company and our Adviser. To supplement our Adviser’s internal assessment, our Adviser also periodically engages third-party consultants to assess system configurations through configuration review and penetration testing.

Technical Safeguards: Our Adviser deploys technical safeguards that are designed to protect the Company’s and our Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: Our Adviser has established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: Our Adviser maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including key vendors, service providers and other external users of the Company’s and the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: Our Adviser provides regular, mandatory training for its employees regarding cybersecurity threats as a means to equip its employees with effective tools to address cybersecurity threats, and to communicate our Adviser’s evolving information security policies, standards, processes and practices.

Our Adviser engages in the periodic assessment and testing of our Adviser’s policies, standards, processes and practices that are designed to address the Company’s cybersecurity threats and incidents. These efforts include a wide range of activities, including annual penetration and third-party compliance testing and ongoing internal testing and creation and modification of policies and procedures. The results of the annual assessments are reported to the Audit Committee and the Board, and our Adviser adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and ongoing testing.

The Audit Committee oversees the Company’s risk management policies, including the management of risks arising from cybersecurity threats. The Audit Committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including annual assessments of internal and third-party policies, vulnerability assessments, technological trends and information security considerations arising with respect to the Company and our Adviser. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with our Adviser, including the Adviser’s Director of Information Technology.

The Adviser’s Director of Information Technology, in coordination with relevant senior management and personnel of the Adviser, which includes our Adviser’s Chief Financial Officer, Senior Infrastructure Engineer, and Chief Compliance Officer, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, the Adviser’s technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks such as NIST CSF and Azure Security Benchmark. The Adviser’s Director of Information Technology will promptly notify our General Counsel of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.

The Adviser’s Director of Information Technology has served in various roles in information technology and information security for 25 years, including serving as Global Technology Manager at a multi-national publicly traded broker-dealer, and 15 years as the Director of Information Technology at a privately held financial services firm. The Adviser’s Director of Information Technology holds an undergraduate degree in biochemistry and has attained numerous information technology certifications over the years including Microsoft Certified Systems Engineer (MCSE) and Cisco Certified network Professional (CCNP). The Adviser’s Senior Infrastructure Engineer has over 20 years industry experience, holds an undergraduate degree in radiology, and has completed various Microsoft related information technology certifications. Combined, our Adviser’s information technology team has over 50 years of experience covering all major aspects of network architecture and management.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company’s critical operations, service or financial systems. See “Risk Factors - We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends to our stockholders”.

Item 2. Properties

As of December 31, 2023, our portfolio consisted of 38 properties representing 14,133 units in seven states. The following table provides a summary of the properties in our portfolio as of December 31, 2023:

		(44)			As of December 31, 2023
Properties by State	Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)
2022-2023 Same Store Properties
Texas
Arbors on Forest Ridge	Bedford, Texas	210	1/31/2014	$12,805	$1,187	94.3%	155	$4,388
Cutter's Point	Richardson, Texas	196	1/31/2014	15,845	1,442	93.9%	269	3,059
Versailles	Dallas, Texas	388	2/26/2015	26,165	1,262	92.3%	296	6,164
Venue at 8651	Fort Worth, Texas	333	10/30/2015	19,250	1,175	91.0%	284	6,982
Atera Apartments	Dallas, Texas	380	10/25/2017	59,200	1,476	96.3%	214	3,420
Versailles II	Dallas, Texas	242	9/26/2018	24,680	1,181	90.6%	56	5,632
Summers Landing	Fort Worth, Texas	196	6/7/2019	19,396	1,223	93.4%	53	11,075
Florida
The Summit at Sabal Park	Tampa, Florida	252	8/20/2014	19,050	1,460	95.2%	207	5,854
Courtney Cove	Tampa, Florida	324	8/20/2014	18,950	1,327	95.4%	249	4,974
Sabal Palm at Lake Buena Vista	Orlando, Florida	400	11/5/2014	49,500	1,753	94.5%	69	12,984
Cornerstone	Orlando, Florida	430	1/15/2015	31,550	1,445	96.0%	448	4,905
Seasons 704 Apartments	West Palm Beach, Florida	222	4/15/2015	21,000	1,828	96.4%	188	7,836
Parc500	West Palm Beach, Florida	217	7/27/2016	22,421	1,914	93.1%	209	14,668
Avant at Pembroke Pines	Pembroke Pines, Florida	1,520	8/30/2019	322,000	2,150	95.6%	539	17,453
Residences at West Place	Orlando, Florida	342	7/17/2019	55,000	1,559	92.1%	117	11,892
Nevada
Bella Solara	Las Vegas, Nevada	320	11/22/2019	66,500	1,337	92.6%	113	11,232
Bloom	Las Vegas, Nevada	528	11/22/2019	106,500	1,298	94.9%	141	14,199
Torreyana Apartments	Las Vegas, Nevada	316	11/22/2019	68,000	1,461	95.9%	52	13,435
Georgia
The Preserve at Terrell Mill	Marietta, Georgia	752	2/6/2015	58,000	1,271	96.7%	717	11,376
Rockledge Apartments	Marietta, Georgia	708	6/30/2017	113,500	1,557	95.5%	440	11,091
Tennessee
Brandywine I & II	Nashville, Tennessee	632	9/26/2018	79,800	1,222	93.7%	515	10,755
Arbors of Brentwood	Nashville, Tennessee	346	9/10/2019	62,250	1,494	92.2%	135	10,346
Residences at Glenview Reserve	Nashville, Tennessee	360	7/17/2019	45,000	1,307	95.3%	233	13,431
Arizona
Madera Point	Mesa, Arizona	256	8/5/2015	22,525	1,312	94.9%	255	4,535
The Venue on Camelback	Phoenix, Arizona	415	10/11/2016	44,600	1,065	95.2%	264	10,269
Bella Vista	Phoenix, Arizona	248	1/28/2019	48,400	1,774	96.4%	197	10,516
The Enclave	Tempe, Arizona	204	1/28/2019	41,800	1,820	94.6%	162	10,392
The Heritage	Phoenix, Arizona	204	1/28/2019	41,900	1,698	96.6%	173	9,609
Fairways at San Marcos	Chandler, Arizona	352	11/2/2020	84,480	1,580	94.9%	135	13,665
North Carolina
The Verandas at Lake Norman	Charlotte, North Carolina	264	6/30/2021	63,500	1,354	95.8%	30	1,408
Creekside at Matthews	Charlotte, North Carolina	240	6/30/2021	58,000	1,431	95.8%	15	4,083
Six Forks Station	Raleigh, North Carolina	323	9/10/2021	74,760	1,409	92.4%	83	1,281
High House at Cary	Cary, North Carolina	302	12/7/2021	93,250	1,464	95.0%	—	—
Total 2022-2023 Same Store Properties (5)		12,422		$1,889,577	$1,509	94.7%	7,013	$46,581

Non-Same Store Properties
Texas
Old Farm	Houston, Texas	734	12/29/2016	$84,721	$1,322	93.9%	—	$—
Stone Creek at Old Farm	Houston, Texas	190	12/29/2016	23,332	1,299	94.7%	—	—
Arizona
Estates on Maryland	Phoenix, Arizona	330	4/1/2022	77,900	1,435	95.2%	—	—
North Carolina
Radbourne Lake	Charlotte, North Carolina	225	9/30/2014	24,250	1,450	95.6%	329	2,841
Georgia
The Adair	Sandy Springs, Georgia	232	4/1/2022	65,500	1,968	96.6%	—	—
Total Non-Same Store Properties		1,711		$275,703	$7,474	94.8%	329	$21,244

Total		14,133		$2,165,280	$1,502	95.3%	7,342	$45,820

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2023 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2023.
(2)
Percent occupied is calculated as the number of units occupied as of December 31, 2023, divided by the total number of units, expressed as a percentage.
(3)
Inclusive of all full and partial interior upgrades completed.
(4)
Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2023.
(5)
Includes the 45 downed units excluded from our 2022-2023 Same Store pool (see Note 4 to our consolidated financial statements).

For additional information regarding our portfolio, see Notes 3 and 4 to our consolidated financial statements.

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

Stockholder Information

On February 27, 2024, we had 25,774,730 shares of common stock outstanding held by a total of approximately 815 record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 15, 2016, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $30.0 million during a two-year period that was set to expire on June 15, 2018 (the “Share Repurchase Program”). On April 30, 2018, our Board increased the Share Repurchase Program from $30.0 million to up to $40.0 million and extended it by an additional two years to June 15, 2020. On March 13, 2020, our Board further increased the Share Repurchase Program from $40.0 million to up to $100.0 million and extended it to March 12, 2023. On October 24, 2022, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board’s prior authorization of the Share Repurchase Program. Since the inception of the Share Repurchase Program through December 31, 2023, the Company had repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.36 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,550,628	$28.36	2,550,628	$100.0
October 1 – October 31	—	—	—	100.0
November 1 – November 30	—	—	—	100.0
December 1 – December 31	—	—	—	100.0
Total as of December 31, 2023	2,550,628	$28.36	2,550,628	$100.0

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the cumulative total stockholder return on our common shares for the measurement period commencing December 31, 2017 and ending December 31, 2023 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ) and the Standard & Poor’s U.S. REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

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

Overview

As of December 31, 2023, our portfolio consisted of 38 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 14,133 units of apartment space that was approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,502. Substantially all of our business is conducted through the OP. We own the portfolio through the OP and our TRS. The OP owns approximately 99.9% of the portfolio; our TRS owns approximately 0.1% of the portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2023, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us and 102,834, or 0.4%, were owned by an unaffiliated limited partners (see Note 9 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 26, 2024 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P. On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each the ATM Sales Agents, pursuant to the 2020 ATM Program. See Note 7 to our consolidated financial statements.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2023, 2022 and 2021.

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

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021

The year ended December 31, 2023 as compared to the year ended December 31, 2022

The following table sets forth a summary of our operating results for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change
Total revenues	$277,526	$263,952	$13,574
Total expenses	(232,274)	(232,383)	109
Operating income before gain on sales of real estate	45,252	31,569	13,683
Gain on sales of real estate	67,926	14,684	53,242
Operating income	113,178	46,253	66,925
Interest expense	(67,106)	(50,587)	(16,519)
Loss on extinguishment of debt and modification costs	(2,409)	(8,734)	6,325
Casualty gain (loss)	(856)	2,506	(3,362)
Gain on forfeited deposits	250	-	250
Equity in earnings of affiliate	205	-	205
Miscellaneous income	1,171	1,271	(100)
Net income (loss)	44,433	(9,291)	53,724
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	169	(31)	200
Net income (loss) attributable to common stockholders	$44,264	$(9,260)	$53,524

The change in our net income (loss) between the periods primarily relates to an increase in revenues of $13.6 million and an increase in gain on sale of real estate of $53.2 million, partially offset by an increase in interest expense of $16.5 million.

Revenues

Rental income. Rental income was $270.1 million for the year ended December 31, 2023 compared to $257.9 million for the year ended December 31, 2022, which was an increase of approximately $12.2 million. The increase between the periods was primarily due to a 1.5% increase in the weighted average monthly effective rent per occupied apartment unit in our portfolio to $1,502 as of December 31, 2023 from $1,480 as of December 31, 2022, primarily driven by the value-add program that we have implemented and organic growth in rents.

Other income. Other income was $7.4 million for the year ended December 31, 2023 compared to $6.1 million for the year ended December 31, 2022, which was an increase of approximately $1.3 million. The increase between the periods was primarily due to a $2.2 million increase in internet and tech income, partially offset by a decrease in cable income of $1.7 million and an increase in all other other income of approximately $0.8 million.

Expenses

Property operating expenses. Property operating expenses were $57.8 million for the year ended December 31, 2023 compared to $58.2 million for the year ended December 31, 2022, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2022 and 2023 and the timing of the transactions, as described above. The decrease was also attributable to a decrease in temporary maintenance of $0.2 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $36.8 million for the year ended December 31, 2023 compared to $37.4 million for the year ended December 31, 2022, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to our acquisition activity in 2022 and 2023 and the timing of the transactions. Additionally, the decrease was attributable to property tax refunds of $1.0 million, partially offset by an increase in all other real estate taxes and insurance of $0.4 million.

Property management fees. Property management fees were $8.1 million for the year ended December 31, 2023 compared to $7.6 million for the year ended December 31, 2022, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $7.6 million for the year ended December 31, 2023 compared to $7.5 million for the year ended December 31, 2022, which was an increase of approximately $0.1 million. For the years ended December 31, 2023 and 2022, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $21.7 million and $21.0 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $17.1 million for the year ended December 31, 2023 compared to $14.7 million for the year ended December 31, 2022, which was an increase of approximately $2.4 million. The increase was primarily due to increases in stock compensation expense, professional fees, and audit fees of $1.4 million, $0.8 million and $0.4 million, respectively.

Property general and administrative expenses. Property general and administrative expenses were $9.5 million for the year ended December 31, 2023 compared to $9.3 million for the year ended December 31, 2022, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to increases in apartment listing fees of $0.3 million.

Depreciation and amortization. Depreciation and amortization costs were $95.2 million for the year ended December 31, 2023 compared to $97.6 million for the year ended December 31, 2022, which was a decrease of approximately $2.4 million. The decrease between the periods was primarily due to a decrease in amortization expense of $4.1 million, partially offset by an increase in depreciation expense of $1.7 million. The decrease between the periods is primarily attributable to our disposition activity (two dispositions in 2023 versus one disposition in 2022).

Other Income and Expense

Interest expense. Interest expense was $67.1 million for the year ended December 31, 2023 compared to $50.6 million for the year ended December 31, 2022, which was an increase of approximately $16.5 million. The increase between the periods was primarily due to an increase in interest on debt of $52.5 million, partially offset by a decrease in interest rate swap expense of $41.0 million for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change
Interest on debt	$110,394	$57,932	$52,462
Amortization of deferred financing costs	2,945	2,779	166
Interest rate swaps	(47,717)	(6,678)	(41,039)
Interest rate caps mark-to-market (gain)	1,484	(3,446)	4,930
Total	$67,106	$50,587	$16,519

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $2.4 million for the year ended December 31, 2023 compared to $8.7 million for the year ended December 31, 2022, which was a decrease of approximately $6.3 million. The decrease between periods was primarily due to a decrease in prepayment penalties and defeasance costs of $3.3 million, decrease in write-offs of deferred financing costs of $1.5 million and an decrease in debt modification and other extinguishment costs of $1.8 million. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change
Prepayment penalties and defeasance costs	$2,370	$5,702	$(3,332)
Write-off of deferred financing costs	483	1,961	(1,478)
Write-off of fair market value adjustment of assumed debt	—	(256)	256
Debt modification and other extinguishment costs	(444)	1,327	(1,771)
Total	$2,409	$8,734	$(6,325)

Casualty gains (losses). Casualty losses were $0.9 million for the year ended December 31, 2023 compared to casualty gains of $2.5 million for the year ended December 31, 2022. The decrease between periods was primarily due to damages sustained at Cutter’s Point, Venue 8651, and Timber Creek during the year ended December 31, 2022 (see Note 4 to our consolidated financial statements).

Miscellaneous income. Miscellaneous income was $1.2 million for the year ended December 31, 2023 compared to $1.3 million for the year ended December 31, 2022, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to business interruption proceeds received from casualty events (see Note 4).

Gain on sales of real estate. Gain on sales of real estate was $67.9 million for the year ended December 31, 2023 compared to $14.7 million for the year ended December 31, 2022, which was an increase of approximately $53.2 million. During the year ended December 31, 2023, we sold two properties whereas during the year ended December 31, 2022, we sold one property.

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

The change in our net income (loss) between the periods primarily relates to decreases in gain on sales of real estate of $31.5 million, increase in interest expense of $6.0 million, increase in loss on extinguishment of debt and modification costs of $7.8 million, increase in total expenses of $31.4 million, partially offset by an increase in total revenues of $44.7 million.

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

Corporate general and administrative expenses. Corporate general and administrative expenses were $14.7 million for the year ended December 31, 2022 compared to $12.0 million for the year ended December 31, 2021, which was an increase of approximately $2.7 million. The increase was primarily due to increases in stock compensation expense, professional fees, and general liability insurance of $0.9 million, $1.4 million and $0.2 million, respectively.

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

Depreciation and amortization. Depreciation and amortization costs were $97.6 million for the year ended December 31, 2022 compared to $86.9 million for the year ended December 31, 2021, which was an increase of approximately $10.7 million. The increase between the periods was primarily due to an increase of depreciation expense of $10.7 million. The increase between the periods is mainly attributable to our acquisitions of four properties in 2021 and two in 2022.

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

	For the Year Ended December 31,
	2022	2021	$ Change
Interest on debt	$57,932	$27,405	$30,527
Amortization of deferred financing costs	2,779	2,197	582
Interest rate swaps	(6,678)	14,909	(21,587)
Interest rate caps mark-to-market (gain)	(3,446)	112	(3,558)
Total	$50,587	$44,623	$5,964

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $8.7 million for the year ended December 31, 2022 compared to $0.9 million for the year ended December 31, 2021, which was an increase of approximately $7.8 million. The increase between periods primarily relates to increases in prepayment penalties and defeasance costs and write-off of deferred financing costs of $5.3 million and $1.5 million, respectively. The change between periods is attributable to increased refinancing activity in 2022 versus 2021. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
Prepayment penalties and defeasance costs	$5,702	$407	$5,295
Write-off of deferred financing costs	1,961	503	1,458
Write-off of fair market value adjustment of assumed debt	(256)	—	(256)
Debt modification and other extinguishment costs	1,327	2	1,325
Total	$8,734	$912	$7,822

Casualty gains (losses). Casualty gains were $2.5 million for the year ended December 31, 2022 compared to casualty gains of $2.6 million for the year ended December 31, 2021. The change between the periods was relatively flat.

Miscellaneous income. Miscellaneous income was $1.3 million for the year ended December 31, 2022 compared to $1.6 million for the year ended December 31, 2021, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to business interruption proceeds received from insurance for lost rents (see Note 4).

Gain on sales of real estate. Gain on sales of real estate was $14.7 million for the year ended December 31, 2022 compared to $46.2 million for the year ended December 31, 2021, which was a decrease of approximately $31.5 million. During the year ended December 31, 2022, we sold one property; for the year ended December 31, 2021, we sold two properties.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of: (a) depreciation and amortization expenses and (b) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (6) casualty-related expenses/(recoveries) and casualty gains (losses), (7) gain on forfeited deposits, (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (9) equity in earnings of affiliates.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries, casualty gains and losses, and losses of extinguished debt and modification costs are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties and pandemic expenses are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Gain of forfeited deposits is eliminated because such gains are not part of our core operations for the properties. Equity in earnings of affiliates is excluded as its not part of our core operations for the properties. These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes the items listed above, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

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

NOI and 2022-2023 Same Store NOI for the Years Ended December 31, 2023 and 2022

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2022-2023 Same Store NOI for the years ended December 31, 2023 and 2022 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2023	2022
Net income (loss)		$44,433	$(9,291)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,645	7,547
Corporate general and administrative expenses		16,663	14,670
Casualty-related expenses/(recoveries)	(1)	(2,214)	1,119
Casualty losses (gains)		856	(2,506)
Gain on forfeited deposits		(250)	—
Property general and administrative expenses	(2)	3,701	3,600
Depreciation and amortization		95,186	97,648
Interest expense		67,106	50,587
Equity in earnings of affiliate		(205)	—
Loss on extinguishment of debt and modification costs		2,409	8,734
Gain on sales of real estate		(67,926)	(14,684)
NOI		$167,404	$157,424
Less Non-Same Store
Revenues		(41,581)	(44,017)
Operating expenses		19,327	21,101
Operating income		(151)	(488)
Same Store NOI		$144,999	$134,020

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

NOI and 2021-2023 Same Store NOI for the Years Ended December 31, 2023, 2022 and 2021

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2021-2023 Same Store NOI for the years ended December 31, 2023, 2022 and 2021 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2023	2022	2021
Net income (loss)		$44,433	$(9,291)	$23,106
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		7,645	7,547	7,631
Corporate general and administrative expenses		16,663	14,670	11,966
Casualty-related expenses/(recoveries)	(1)	(2,214)	1,119	(199)
Casualty losses (gains)		856	(2,506)	(2,595)
Gain on forfeited deposits		(250)	—	—
Property general and administrative expenses	(2)	3,701	3,600	2,539
Depreciation and amortization		95,186	97,648	86,878
Interest expense		67,106	50,587	44,623
Equity in earnings of affiliate		(205)	—	—
Loss on extinguishment of debt and modification costs		2,409	8,734	912
Gain on sales of real estate		(67,926)	(14,684)	(46,214)
NOI		$167,404	$157,424	$128,647
Less Non-Same Store
Revenues		(64,731)	(65,875)	(46,236)
Operating expenses		28,203	29,116	21,355
Operating income		(285)	(930)	(1,303)
Same Store NOI		$130,591	$119,735	$102,463

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

Net Operating Income for Our 2022-2023 Same Store and Non-Same Store Properties for the Years Ended December 31, 2023 and 2022

There are 33 properties encompassing 12,378 units of apartment space in our 2022-2023 Same Store properties. Our 2022-2023 Same Store properties exclude the following 5 properties in our portfolio as of December 31, 2023: Old Farm, Stone Creek at Old Farm, The Adair, Estates on Maryland and Radbourne Lake as well as the 45 units that are currently down (see Note 4 to our consolidated financial statements).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2023 and 2022 for our 2022-2023 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Same Store
Rental income	$229,801	$214,664	$15,137	7.1%
Other income	5,661	5,271	390	7.4%
Same Store revenues	235,462	219,935	15,527	7.1%
Non-Same Store
Rental income	40,277	43,191	(2,914)	-6.7%
Other income	1,304	826	478	57.9%
Non-Same Store revenues	41,581	44,017	(2,436)	-5.5%
Total revenues	277,043	263,952	13,091	5.0%

Operating expenses
Same Store
Property operating expenses (1)	49,221	46,389	2,832	6.1%
Real estate taxes and insurance	30,740	29,443	1,297	4.4%
Property management fees (2)	6,820	6,333	487	7.7%
Property general and administrative expenses (3)	4,702	4,533	169	3.7%
Same Store operating expenses	91,483	86,698	4,785	5.5%
Non-Same Store
Property operating expenses (4)	10,831	10,643	188	1.8%
Real estate taxes and insurance	6,107	7,990	(1,883)	-23.6%
Property management fees (2)	1,249	1,303	(54)	-4.1%
Property general and administrative expenses (5)	1,140	1,165	(25)	-2.1%
Non-Same Store operating expenses	19,327	21,101	(1,774)	-8.4%
Total operating expenses	110,810	107,799	3,011	2.8%

Operating income
Same Store
Miscellaneous income	1,020	783	237	30.3%
Non-Same Store
Miscellaneous income	151	488	(337)	N/M
Total operating income	1,171	1,271	(100)	-7.9%

NOI
Same Store	144,999	134,020	10,979	8.2%
Non-Same Store	22,405	23,404	(999)	-4.3%
Total NOI	$167,404	$157,424	$9,980	6.3%

(1)
For the years ended December 31, 2023 and 2022, excludes approximately $2,268,000 and $614,000, respectively, of casualty-related recoveries.
(2)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the OP.
(3)
For the years ended December 31, 2023 and 2022, excludes approximately $2,909,000 and $2,914,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.
(4)
For the years ended December 31, 2023 and 2022, excludes approximately $54,000 and $(2,136,000), respectively, of casualty-related expenses/(recoveries).
(5)
For the years ended December 31, 2023 and 2022, excludes approximately $792,000 and $686,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and 2022-2023 Same Store NOI for the Years Ended December 31, 2023 and 2022.”

2022-2023 Same Store Results of Operations for the Years Ended December 31, 2023 and 2022

As of December 31, 2023, our 2022-2023 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,509. As of December 31, 2022, our 2022-2023 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,508. For our 2022-2023 Same Store properties, we recorded the following operating results for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

Revenues

Rental income. Rental income was $229.8 million for the year ended December 31, 2023 compared to $214.7 million for the year ended December 31, 2022, which was an increase of approximately $15.1 million, or 7.1%. The majority of the increase is related to a 0.1% increase in the weighted average monthly effective rent per occupied apartment unit to $1,509 as of December 31, 2023 from $1,508 as of December 31, 2022.

Other income. Other income was $5.7 million for the year ended December 31, 2023 compared to $5.3 million for the year ended December 31, 2022, which was an increase of $0.4 million. The increase between period is attributable to an $0.1 million increase in non refundable fees and increases in all other accounts of $0.3 million.

Expenses

Property operating expenses. Property operating expenses were $49.2 million for the year ended December 31, 2023 compared to $46.4 million for the year ended December 31, 2022, which was an increase of approximately $2.8 million, or 6.1%. The majority of the increase is related to increases in maintenance and administrative salaries of $2.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $30.7 million for the year ended December 31, 2023 compared to $29.4 million for the year ended December 31, 2022, which was an increase of approximately $1.3 million, or 4.4%. The majority of the increase is related to a $1.2 million increase in property tax expense.

Property management fees. Property management fees were $6.8 million for the year ended December 31, 2023 compared to $6.3 million for the year ended December 31, 2022, which was an increase of approximately $0.5 million, or 7.7%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.7 million for the year ended December 31, 2023 compared to $4.5 million for the year ended December 31, 2022, which was an increase of approximately $0.2 million, or 3.7%. The majority of the increase is related to a $0.2 million increase in computer software expense.

Net Operating Income for Our 2021-2023 Same Store and Non-Same Store Properties for the Years Ended December 31, 2023, 2022 and 2021

There are 28 properties encompassing 11,061 units of apartment space in our same store pool for the years ended December 31, 2023, 2022 and 2021 (our “2021-2023 Same Store” properties). Our 2021-2023 Same Store properties exclude the following 10 properties in our portfolio as of December 31, 2023: Cutter’s Point, Old Farm, Stone Creek at Old Farm, The Verandas at Lake Norman, Creekside at Matthews, Six Forks Station, High House at Cary, The Adair, Estates on Maryland and Radbourne Lake as well as 45 units that are currently down (see Note 4 to our consolidated financial statements).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2023, 2022 and 2021 for our 2021-2023 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,			2023 compared to 2022		2023 compared to 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Revenues
Same Store
Rental income	$207,034	$193,060	$167,971	$13,974	7.2%	$39,063	23.3%
Other income	5,278	5,017	5,033	261	5.2%	245	4.9%
Same Store revenues	212,312	198,077	173,004	14,235	7.2%	39,308	22.7%
Non-Same Store
Rental income	63,044	64,795	45,534	(1,751)	-2.7%	17,510	38.5%
Other income	1,687	1,080	702	607	56.2%	985	140.3%
Non-Same Store revenues	64,731	65,875	46,236	(1,144)	-1.7%	18,495	40.0%
Total revenues	277,043	263,952	219,240	13,091	5.0%	57,803	26.4%

Operating expenses
Same Store
Property operating expenses (1)	44,358	42,015	36,848	2,343	5.6%	7,510	20.4%
Real estate taxes and insurance	27,941	26,945	25,505	996	3.7%	2,436	9.6%
Property management fees (2)	6,151	5,705	4,946	446	7.8%	1,205	24.4%
Property general and administrative expenses (3)	4,157	4,017	3,563	140	3.5%	594	16.7%
Same Store operating expenses	82,607	78,682	70,862	3,925	5.0%	11,745	16.6%
Non-Same Store
Property operating expenses (4)	15,694	15,017	11,090	677	4.5%	4,604	41.5%
Real estate taxes and insurance	8,906	10,488	7,647	(1,582)	-15.1%	1,259	16.5%
Property management fees (2)	1,918	1,931	1,388	(13)	-0.7%	530	38.2%
Property general and administrative expenses (5)	1,685	1,680	1,230	5	0.3%	455	37.0%
Non-Same Store operating expenses	28,203	29,116	21,355	(913)	-3.1%	6,848	32.1%
Total operating expenses	110,810	107,798	92,217	3,012	2.8%	18,593	20.2%

Operating income
Same Store
Miscellaneous income	886	340	321	546	N/M	565	N/M
Non-Same Store
Miscellaneous income	285	930	1,303	(645)	N/M	(1,018)	N/M
Total operating income	1,171	1,270	1,624	(99)	-7.8%	(453)	-27.9%

NOI
Same Store	130,591	119,735	102,463	10,856	9.1%	28,128	27.5%
Non-Same Store	36,813	37,689	26,184	(876)	-2.3%	10,629	40.6%
Total NOI	$167,404	$157,424	$128,647	$9,980	6.3%	$38,757	30.1%

(1)
For the years ended December 31, 2023, 2022 and 2021, excludes approximately $(2,008,000), $(2,096,000) and $142,000, respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the OP.
(3)
For the years ended December 31, 2023, 2022 and 2021, excludes approximately $2,619,000, $2,638,000 and $1,696,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.
(4)
For the years ended December 31, 2023, 2022 and 2021, excludes approximately $(206,000), $3,215,000 and $(341,000), respectively, of casualty-related expenses/(recoveries).
(5)
For the years ended December 31, 2023, 2022 and 2021, excludes approximately $1,082,000, $963,000 and $843,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and 2021-2023 Same Store NOI for the Years Ended December 31, 2023, 2022 and 2021.”

2021-2023 Same Store Results of Operations for the Years Ended December 31, 2023 and 2022

As of December 31, 2023, our 2021-2023 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. As of December 31, 2022, our 2021-2023 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. For our 2021-2023 Same Store properties, we recorded the following operating results for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

Revenues

Rental income. Rental income was $207.0 million for the year ended December 31, 2023 compared to $193.1 million for the year ended December 31, 2022, which was an increase of approximately $13.9 million, or 7.2%. The majority of the increase is related to a 0.6% increase in occupancy from 94.1% as of December 31, 2022 to 94.7% as of December 31, 2023 and a increase in the total number of units in the 2021-2023 same store pool from 11,023 units to 11,061 units as of December 31, 2022 and 2023, respectively.

Other income. Other income was $5.3 million for the year ended December 31, 2023 compared to $5.0 million for the year ended December 31, 2022, which was an increase of $0.3 million. The increase is related to an increase in non refundable fees of $0.1 million and increases in all other income of $0.2 million.

Expenses

Property operating expenses. Property operating expenses were $44.4 million for the year ended December 31, 2023 compared to $42.0 million for the year ended December 31, 2022, which was an increase of approximately $2.3 million, or 5.6%. The majority of the increase is related to increases in maintenance and administrative salaries of $2.0 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $27.9 million for the year ended December 31, 2023 compared to $26.9 million for the year ended December 31, 2022, which was an increase of approximately $1.0 million, or 3.7%. The majority of the increase is related to a $1.0 million increase in property taxes.

Property management fees. Property management fees were $6.2 million for the year ended December 31, 2023 compared to $5.7 million for the year ended December 31, 2022, which was an increase of approximately $0.5 million, or 7.8%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.2 million for the year ended December 31, 2023 compared to $4.0 million for the year ended December 31, 2022, which was an increase of approximately $0.2 million, or 3.5%. The majority of the increase is related to a $0.3 million increase in listing fees.

2021-2023 Same Store Results of Operations for the Years Ended December 31, 2023 and 2021

As of December 31, 2023, our 2021-2023 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. As of December 31, 2021, our 2021-2023 Same Store properties were approximately 94.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,288. For our 2021-2023 Same Store properties, we recorded the following operating results for the year end December 31, 2023 as compared to the year ended December 31, 2021:

Revenues

Rental income. Rental income was $207.0 million for the year ended December 31, 2023 compared to $168.0 million for the year ended December 31, 2021, which was an increase of approximately $39.0 million, or 23.3%. The majority of the increase is related to a 18.0% increase in the weighted average monthly effective rent per occupied apartment unit to $1,520 as of December 31, 2023 from 1,288 as of December 31, 2021.

Other income. Other income was $5.3 million for the year ended December 31, 2023 compared to $5.0 million for the year ended December 31, 2021. The majority of the increase in other income is attributable to an increase in non-refundable fees of $0.2 million.

Expenses

Property operating expenses. Property operating expenses were $44.4 million for the year ended December 31, 2023 compared to $36.9 million for the year ended December 31, 2021, which was increase of approximately $7.5 million, or 20.4%. The majority of the increase is related to a $2.6 million increase in maintenance and administrative salaries and a $1.4 million increase in water, electricity, gas and sewer expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $27.9 million for the year ended December 31, 2023 compared to $25.5 million for the year ended December 31, 2021, which was increase of approximately $2.4 million, or 9.6%. The majority of the increase is related to increases in property taxes of $2.2 million.

Property management fees. Property management fees were $6.2 million for the year ended December 31, 2023 to $4.9 million for the year ended December 31, 2021, which was an increase of approximately $1.2 million, or 24.4%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.2 million for the year ended December 31, 2023 compared to $3.6 million for the year ended December 31, 2021, which was an increase of approximately $0.6 million. The majority of the increase is related to $0.6 million increase in listing fees.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our portfolio. Core FFO adjusts FFO to remove items such as losses on extinguishment of debt and modification costs (including prepayment penalties and defeasance costs incurred on the early repayment of debt, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment), casualty-related expenses and recoveries and gains or losses, gain on forfeited deposits, the amortization of deferred financing costs incurred in connection with obtaining short-term debt financing, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted FFO, Core FFO and AFFO per share, as they are exchangeable for common stock on a one-for-one basis. The FFO, Core FFO and AFFO allocable to such units is allocated on this same basis and reflected in the adjustments for noncontrolling interests in the table below. As such, the assumed conversion of these units would have no net impact on the determination of diluted FFO, Core FFO and AFFO per share. See Note 9 for additional information.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

		For the Year Ended December 31,
		2023	2022	2021	% Change 2023 - 2022	% Change 2023 - 2021
Net income (loss)		$44,433	$(9,291)	$23,106	-578.2%	N/M
Depreciation and amortization		95,186	97,648	86,878	-2.5%	9.6%
Gain on sales of real estate		(67,926)	(14,684)	(46,214)	362.6%	47.0%
Adjustment for noncontrolling interests		(273)	(276)	(191)	-1.1%	42.9%
FFO attributable to common stockholders		71,420	73,397	63,579	-2.7%	12.3%

FFO per share - basic		$2.78	$2.87	$2.53	-3.0%	10.0%
FFO per share - diluted		$2.72	$2.81	$2.47	-3.0%	10.3%

Loss on extinguishment of debt and modification costs		2,409	8,734	912	-72.4%	164.1%
Casualty-related expenses/(recoveries)		(2,214)	1,119	(199)	N/M	1012.6%
Casualty losses (gains)		856	(2,506)	(2,595)	N/M	N/M
Gain on forfeited deposits		(250)	—	—	0.0%	0.0%
Amortization of deferred financing costs - acquisition term notes		1,321	1,083	737	22.0%	79.2%
Adjustment for noncontrolling interests		(8)	(31)	4	-74.2%	-300.0%
Core FFO attributable to common stockholders		73,534	81,796	62,438	-10.1%	17.8%

Core FFO per share - basic		$2.87	$3.19	$2.48	-10.3%	15.5%
Core FFO per share - diluted		$2.80	$3.13	$2.42	-10.4%	15.6%

Amortization of deferred financing costs - long term debt		1,624	1,696	1,460	-4.3%	11.2%
Equity-based compensation expense		9,287	7,911	6,997	17.4%	32.7%
Adjustment for noncontrolling interests		(41)	(37)	(25)	10.8%	64.0%
AFFO attributable to common stockholders		84,404	91,366	70,870	-7.6%	19.1%

AFFO per share - basic		$3.29	$3.57	$2.82	-7.8%	16.9%
AFFO per share - diluted		$3.22	$3.49	$2.75	-8.0%	16.9%

Weighted average common shares outstanding - basic		25,654	25,610	25,170	0.2%	1.9%
Weighted average common shares outstanding - diluted	(1)	26,245	26,151	25,760	0.4%	1.9%

Dividends declared per common share		$1.72242	$1.56	$1.40375	10.4%	22.7%

Net income (loss) Coverage - diluted	(2)	0.98x	-0.23x	0.63x	-525.2%	54.8%
FFO Coverage - diluted	(2)	1.58x	1.80x	1.76x	-12.2%	-10.1%
Core FFO Coverage - diluted	(2)	1.63x	2.01x	1.73x	-18.9%	-5.8%
AFFO Coverage - diluted	(2)	1.87x	2.24x	1.96x	-16.6%	-4.7%

(1)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(2)
Indicates coverage ratio of net earnings (loss)/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2023 as compared to the year ended December 31, 2022

FFO was $71.4 million for the year ended December 31, 2023 compared to $73.4 million for the year ended December 31, 2022, which was a decrease of approximately $2.0 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $13.5 million offset by an increase in interest expense of $16.5 million.

Core FFO was $73.5 million for the year ended December 31, 2023 compared to $81.8 million for the year ended December 31, 2022, which was a decrease of approximately $8.3 million. The change in our Core FFO between the periods primarily relates to an decrease in FFO of $2.1 million and a decrease in loss on extinguishment of debt and modification costs of $6.3 million.

AFFO was $84.4 million for the year ended December 31, 2023 compared to $91.4 million for the year ended December 31, 2022, which was a decrease of approximately $7.0 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO of $8.3 million partially offset by an increase in equity-based compensation expense of $1.4 million.

The year ended December 31, 2023 as compared to the year ended December 31, 2021

FFO was $71.4 million for the year ended December 31, 2023 compared to $63.6 million for the year ended December 31, 2021, which was an increase of approximately $7.8 million. The change in our FFO between the periods primarily relates to an increase in total revenues of $58.2 million, partially offset by increases in gain on sale of real estate and interest expense of $21.7 million and $22.5 million.

Core FFO was $73.5 million for the year ended December 31, 2023 compared to $62.5 million for the year ended December 31, 2021, which was an increase of approximately $11.0 million. The change in our Core FFO between the periods primarily relates to an increase in FFO $7.7 million and an increase in loss on extinguishment of debt and medication costs of $1.5 million.

AFFO was $84.4 million for the year ended December 31, 2023 compared to $71.0 million for the year ended December 31, 2021, which was an increase of approximately $13.4 million. The change in our AFFO between the periods primarily relates to increases in Core FFO of $10.9 million and equity-based compensation expense of $2.3 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term cash requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of December 31, 2023, we had approximately $2.9 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2023. We believe that our sources of long-term cash will be sufficient for our needs thereafter.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$96,581	$79,096	$73,268
Net cash provided by (used in) investing activities	51,923	(162,303)	(235,906)
Net cash provided by (used in) financing activities	(155,024)	46,310	194,319
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,520)	(36,897)	31,681
Cash, cash equivalents and restricted cash, beginning of year	51,799	88,696	57,015
Cash, cash equivalents and restricted cash, end of year	$45,279	$51,799	$88,696

The year ended December 31, 2023 as compared to the year ended December 31, 2022

Cash flows from operating activities. During the year ended December 31, 2023, net cash provided by operating activities was $96.6 million compared to net cash provided by operating activities of $79.1 million for the year ended December 31, 2022. The change in cash flows from operating activities was mainly due to an increase in total revenues of $13.5 million between the periods and an increase in vesting of stock-based compensation of $1.4 million.

Cash flows from investing activities. During the year ended December 31, 2023, net cash provided by investing activities was $51.9 million compared to net cash used in investing activities of $162.3 million for the year ended December 31, 2022. The change in cash flows from investing activities was mainly due to our acquisition and disposition activity in 2023 and 2022 and the timing of the transactions.

Cash flows from financing activities. During the year ended December 31, 2023, net cash used in financing activities was $155.0 million compared to net cash provided by financing activities of $46.3 million for the year ended December 31, 2022. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $226.7 million between the periods.

The year ended December 31, 2022 as compared to the year ended December 31, 2021

Cash flows from operating activities. During the year ended December 31, 2022, net cash provided by operating activities was $79.1 million compared to net cash provided by operating activities of $73.3 million for the year ended December 31, 2020. The change in cash flows from operating activities was mainly due to an increase in total revenues of $44.7 million partially offset by increases in total operating expenses and change in fair value of derivative instruments included in interest expense of $10.4 million and $25.1 million.

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

Cash flows from financing activities. During the year ended December 31, 2022, net cash provided by financing activities was $46.3 million compared to net cash provided by financing activities of $194.3 million for the year ended December 31, 2021. The change in cash flows from financing activities was mainly due to a net decrease in debt of $89.7 million.

Real Estate Investments Statistics

As of December 31, 2023, the Company was invested in a total of 38 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit as of December 31,*(1)		% Occupied as of December 31,*(2)
Property Name		Rentable Square Footage (in thousands)*	Number of Units*(3)	Date Acquired	2023	2022	2023	2022
Arbors on Forest Ridge		155	210	1/31/2014	$1,187	$1,180	94.3%	92.4%
Cutter's Point		198	196	1/31/2014	1,442	1,497	93.9%	93.9%
The Summit at Sabal Park		205	252	8/20/2014	1,460	1,503	95.2%	94.0%
Courtney Cove		225	324	8/20/2014	1,327	1,490	95.4%	94.4%
Radbourne Lake	(4)	247	225	9/30/2014	1,450	1,385	95.6%	93.3%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,753	1,786	94.5%	95.5%
Cornerstone		318	430	1/15/2015	1,445	1,453	96.0%	90.0%
The Preserve at Terrell Mill		692	752	2/6/2015	1,271	1,321	96.7%	91.9%
Versailles		301	388	2/26/2015	1,262	1,261	92.3%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,828	1,837	96.4%	94.1%
Madera Point		193	256	8/5/2015	1,312	1,345	94.9%	95.7%
Venue at 8651		289	333	10/30/2015	1,175	1,182	91.0%	91.6%
Parc500		266	217	7/27/2016	1,914	1,927	93.1%	95.9%
The Venue on Camelback		256	415	10/11/2016	1,065	1,080	95.2%	91.8%
Old Farm	(4)	697	734	12/29/2016	1,322	1,326	93.9%	95.2%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,299	1,343	94.7%	93.2%
Rockledge Apartments		802	708	6/30/2017	1,557	1,550	95.5%	92.7%
Atera Apartments		334	380	10/25/2017	1,476	1,524	96.3%	96.1%
Versailles II		199	242	9/26/2018	1,181	1,252	90.6%	95.0%
Brandywine I & II		414	632	9/26/2018	1,222	1,252	93.7%	94.5%
Bella Vista		243	248	1/28/2019	1,774	1,791	96.4%	98.0%
The Enclave		194	204	1/28/2019	1,820	1,851	94.6%	96.6%
The Heritage		199	204	1/28/2019	1,698	1,653	96.6%	95.1%
Summers Landing		139	196	6/7/2019	1,223	1,203	93.4%	93.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,307	1,233	95.3%	95.8%
Residences at West Place		345	342	7/17/2019	1,559	1,586	92.1%	93.0%
Avant at Pembroke Pines		1,442	1520	8/30/2019	2,150	2,106	95.6%	95.1%
Arbors of Brentwood		325	346	9/10/2019	1,494	1,423	92.2%	89.0%
Torreyana Apartments		309	316	11/22/2019	1,461	1,557	95.9%	93.7%
Bloom		498	528	11/22/2019	1,298	1,315	94.9%	89.8%
Bella Solara		271	320	11/22/2019	1,337	1,371	92.6%	88.8%
Fairways at San Marcos		340	352	11/2/2020	1,580	1,576	94.9%	93.5%
The Verandas at Lake Norman		241	264	6/30/2021	1,354	1,316	95.8%	94.3%
Creekside at Matthews		263	240	6/30/2021	1,431	1,397	95.8%	94.6%
Six Forks Station		360	323	9/10/2021	1,409	1,416	92.4%	92.6%
High House at Cary		293	302	12/7/2021	1,464	1,636	95.0%	95.4%
The Adair		328	232	4/1/2022	1,968	1,807	96.6%	94.4%
Estates on Maryland		324	330	4/1/2022	1,435	1,459	95.2%	92.7%
		13,023	14,133

* Information is unaudited.

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2023 and December 31, 2022, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2023 and December 31, 2022, respectively.

(2)
Percent occupied is calculated as the number of units occupied as of December 31, 2023 and 2022, divided by the total number of units, expressed as a percentage.
(3)
Includes 45 down units due to casualty events as of December 31, 2023 (see Note 4 to our consolidated financial statements).
(4)
Properties classified as held for sale as of December 31, 2023.

Debt, Derivatives and Hedging Activity

Mortgage Debt

Interest rates for mortgage debt is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). Loans that transitioned from the London Inter-Bank Offered Rate ("LIBOR") to SOFR include a 0.11448% adjustment to SOFR for the all-in rate ("Adjusted SOFR"). As of December 31, 2023, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.6 billion at a weighted average interest rate of 6.90% and an adjusted weighted average interest rate of 3.60%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.0682% for Adjusted SOFR on our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt. See Notes 5 and 6 for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2023, interest rate swap agreements effectively covered 77% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2023, interest rate cap agreements covered $1.3 billion of our $1.5 billion of floating rate mortgage debt outstanding, which effectively cap SOFR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.90%.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For debt instruments that transitioned from LIBOR to SOFR, the adjustment included an increase of 0.11448% to the all-in rate. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to Adjusted SOFR.

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

Corporate Credit Facility

On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist Bank”), as administrative agent, and the lenders from time to time party thereto (the “Corporate Credit Facility”). $225 million of the Corporate Credit Facility was a revolving credit facility and $25 million of the Corporate Credit Facility was a term loan. In addition, on June 30, 2021, in connection with entering into the Corporate Credit Facility, the Company, through the OP, terminated its prior $225.0 million revolving credit facility with Truist Bank, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022. Subject to conditions provided in the Corporate Credit Facility, the Corporate Credit Facility may be increased up to an additional $100.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP.

On September 9, 2021, the Company, through the OP, modified the Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Corporate Credit Facility from $250 million to $285 million. On December 6, 2021, the Company, through the OP, increased the amount of the Corporate Credit Facility by $55.0 million.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. See Note 5 for additional information.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owing under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. As of December 31, 2023 and 2022, the Company is in compliance with all of the covenants required in its Corporate Credit Facility.

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. As of December 31, 2023, there was $326.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of December 31, 2023, the Company believes it is compliant with all provisions. As of December 31, 2023, there was $24.0 million in principal outstanding on the Corporate Credit Facility. For additional information regarding our Corporate Credit Facility, see Note 5 to our consolidated financial statements.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with KeyBank and four with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion which are effective as of December 31, 2023. As of December 31, 2023, the interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to $1.5 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 for additional information.

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of December 31, 2023, Adjusted SOFR was 5.459%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2023, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of December 31, 2023, Adjusted SOFR was 5.459%.
(2)
Represents the weighted average fixed rate of the forward interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2023 for the next five calendar years subsequent to December 31, 2023. We used SOFR as of December 31, 2023 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2024	2025	2026	2027	2028	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,463,076	$292	$133,388	$290,324	$—	$80,641	$958,431
Interest expense	(1)	538,777	52,170	61,158	59,280	72,975	71,072	222,122
Total		$2,001,853	$52,462	$194,546	$349,604	$72,975	$151,713	$1,180,553

Held For Sale Properties Mortgage Debt
Principal payments		$88,160	$68,160	$20,000	$—	$—	$—	$—
Interest expense		4,784	3,778	1,006	—	—	—	—
Total		$92,944	$71,938	$21,006	$—	$—	$—	$—

Credit Facility
Principal payments		$24,000	$—	$24,000	$—	$—	$—	$—
Interest expense		2,770	1,857	913	—	—	—	—
Total		$26,770	$1,857	$24,913	$—	$—	$—	$—

Total contractual obligations and commitments		$2,121,567	$126,257	$240,465	$349,604	$72,975	$151,713	$1,180,553

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2023, the Company had eleven interest rate swaps with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to “Operating Properties Mortgage Debt.” We used Adjusted SOFR as of December 31, 2023 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. See Note 5 to our consolidated financial statements.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the years ended December 31, 2023 and 2022, the Company incurred advisory and administrative fees of $7.6 million and $7.5 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. As of December 31, 2023, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2023, the Company incurred expenses of $2.9 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of December 31, 2023, we had approximately $2.9 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 13,209 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2023	2022	2021
Interior	(1)	$25,504	$26,229	$11,278
Exterior and common area		11,730	9,957	7,773
Total rehab expenditures		$37,234	$36,186	$19,051

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2023, 2022 and 2021, we completed full and partial interior rehabs on 2,073, 2,409 and 1,264 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2023, 2022 and 2021.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2023. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2023 of $0.46242 per share on October 30, 2023, which was paid on December 29, 2023 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” included in this Annual Report.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2023, 2022 and 2021. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2023, we had total indebtedness of $1.6 billion at a weighted average interest rate of 6.91%, of which $1.5 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on 77% of our $1.5 billion of floating rate mortgage debt outstanding (see below). As of December 31, 2023, the adjusted weighted average interest rate of our total indebtedness was 3.59%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.0682% for Adjusted SOFR on the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of December 31, 2023, which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2023, the interest rate cap agreements we have entered into effectively cap SOFR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.90% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eleven interest rate swap transactions with the Counterparties with a combined notional amount of $1.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to that amount with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of December 31, 2023, of the amounts illustrated in the table below for our indebtedness as of December 31, 2023 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$930
0.50%	1,860
0.75%	2,790
1.00%	3,720

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

(a)
The following documents are filed as part of this Annual Report:
1.
Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page F-1 of this Report.
2.
Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page S-43 of this Annual Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
3.
Exhibits. The exhibits filed with this Annual Report are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

1.1	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2020)

1.2	Form of Master Forward Sale Agreement (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2020)

2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed with the SEC on March 12, 2015)

3.1	Articles of Amendment and Restatement of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

3.2	Amended and Restated Bylaws of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023).

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

10.22	Form of Easement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.23	Form of Onboarding Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.24	Separation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended September 30, 2023, filed with the SEC on November 9, 2023).

19.1*	Insider Trading Policy of the Company.

21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

97.1	Clawback Policy of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*104*	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

† Management contract, compensatory plan or other arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ Jim Dondero
February 27, 2024	Jim Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	February 27, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	February 27, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	February 27, 2024
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 27, 2024
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 27, 2024
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	February 27, 2024
Dr. Carol Swain
/s/ Catherine Wood	Director	February 27, 2024
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of real estate investments for impairment

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company evaluates the recoverability of its real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Company’s analysis evaluates the recoverability of such real estate investments based on estimated undiscounted future cash flows including estimated liquidation value. The key inputs into the Company’s impairment analysis include the expected holding period, estimated net operating income, and estimated capitalization rate. The Company provides for impairment if such estimated undiscounted future cash flows are insufficient to recover the carrying amount of the real estate investment. As disclosed in Note 4 to the consolidated financial statements, the Company had $2.0 billion in real estate investments as of December 31, 2023.

We identified the evaluation of real estate investments for impairment as a critical audit matter. Identifying events or changes in circumstances that indicate the carrying value of a real estate investment may not be recoverable involves a high degree of subjective auditor judgment. In addition, evaluating the expected period the Company will hold the rental property, estimated net operating income, estimated liquidation value, and the estimated capitalization rate for each respective property requires subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including controls over determining the period the Company will hold the rental property, estimated net operating income, the estimated capitalization rate, and estimated liquidation value for each respective real estate investment. We compared the estimated undiscounted cash flows, inclusive of the estimated liquidation value, based on the expected holding period, of each real estate investment to its carrying value. We performed independent evaluations using third-party market reports to assess the reasonableness of management’s selected capitalization rates used in their analysis. We compared the estimated net operating income used in their analysis to historical operating results. We inquired of Company officials and inspected documents, such as meeting minutes of the board of directors, to identify Company strategies that might indicate it was more-likely-than not that a property will be sold before the end of the expected period the Company planned to hold the property. We recalculated the estimated liquidation value based on the estimated net operating income and estimated capitalization rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexPoint Residential Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Independent Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Dallas, Texas

February 27, 2024

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Operating Real Estate Investments
Land	$359,819	$378,438
Buildings and improvements	1,719,864	1,760,782
Construction in progress	8,322	10,622
Furniture, fixtures, and equipment	180,435	152,529
Total Gross Operating Real Estate Investments	2,268,440	2,302,371
Accumulated depreciation and amortization	(411,087)	(349,276)
Total Net Operating Real Estate Investments	1,857,353	1,953,095
Real estate held for sale, net of accumulated depreciation of $31,871 and $22,017, respectively	110,747	89,457
Total Net Real Estate Investments	1,968,100	2,042,552
Cash and cash equivalents	12,367	16,762
Restricted cash	32,912	35,037
Accounts receivable, net	14,598	17,121
Prepaid and other assets	8,640	10,425
Fair market value of interest rate swaps	71,028	103,440
TOTAL ASSETS	$2,107,645	$2,225,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,453,787	$1,526,828
Mortgages payable held for sale, net	88,044	68,016
Credit facility, net	23,243	72,644
Accounts payable and other accrued liabilities	17,140	12,325
Accrued real estate taxes payable	11,230	7,232
Accrued interest payable	9,399	7,946
Security deposit liability	3,159	3,200
Prepaid rents	1,773	1,849
Total Liabilities	$1,607,775	$1,700,040

Redeemable noncontrolling interests in the Operating Partnership	5,246	5,631

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,674,313 and 25,549,319 shares issued and outstanding, respectively	256	255
Additional paid-in capital	413,010	405,376
Accumulated earnings less dividends	11,493	11,880
Accumulated other comprehensive income	69,865	102,155
Total Stockholders' Equity	494,624	519,666
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,107,645	$2,225,337

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Revenues
Rental income	$270,078	$257,855	$213,505
Other income	7,448	6,097	5,735
Total revenues	277,526	263,952	219,240
Expenses
Property operating expenses	57,838	58,151	47,739
Real estate taxes and insurance	36,847	37,433	33,152
Property management fees (1)	8,069	7,636	6,334
Advisory and administrative fees (2)	7,645	7,547	7,631
Corporate general and administrative expenses	17,146	14,670	11,966
Property general and administrative expenses	9,543	9,298	7,332
Depreciation and amortization	95,186	97,648	86,878
Total expenses	232,274	232,383	201,032
Operating income before gain on sales of real estate	45,252	31,569	18,208
Gain on sales of real estate	67,926	14,684	46,214
Operating income	113,178	46,253	64,422
Interest expense	(67,106)	(50,587)	(44,623)
Loss on extinguishment of debt and modification costs	(2,409)	(8,734)	(912)
Casualty gain (loss)	(856)	2,506	2,595
Gain on forfeited deposits	250	—	—
Equity in earnings of affiliate	205	—	—
Miscellaneous income	1,171	1,271	1,624
Net income (loss)	44,433	(9,291)	23,106
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	169	(31)	69
Net income (loss) attributable to common stockholders	$44,264	$(9,260)	$23,037
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(32,413)	99,915	47,073
Total comprehensive income	12,020	90,624	70,179
Comprehensive income attributable to redeemable noncontrolling interests in the Operating Partnership	46	307	210
Comprehensive income attributable to common stockholders	$11,974	$90,317	$69,969

Weighted average common shares outstanding - basic	25,654	25,610	25,170
Weighted average common shares outstanding - diluted	26,245	25,610	25,760

Earnings (loss) per share - basic	$1.73	$(0.36)	$0.92
Earnings (loss) per share - diluted	$1.69	$(0.36)	$0.89

(1)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the Company’s Operating Partnership (see Note 9).
(2)
Fees incurred to the Adviser (see Note 10).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2020	—	$—	25,016,957	$250	$376,710	$75,321	$(44,354)	$—	$407,927
Net income attributable to common stockholders	—	—	—	—	—	23,037	—	—	23,037
Vesting of stock-based compensation	—	—	133,097	1	5,507	—	—	—	5,508
Issuance of common shares through at-the-market offering, net of offering costs	—	—	350,513	4	25,586	—	—	—	25,590
Common stock dividends declared	—	—	—	—	—	(36,243)	—	—	(36,243)
Other comprehensive income	—	—	—	—	—	—	46,932	—	46,932
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(2,906)	—	—	(2,906)
Balances, December 31, 2021	—	$—	25,500,567	$255	$407,803	$59,209	$2,578	$—	$469,845
Net loss attributable to common stockholders	—	—	—	—	—	(9,260)	—	—	(9,260)
Repurchases of common stock	—	—	—	—	—	—	—	(11,127)	(11,127)
Retirement of common stock held in treasury	—	—	(168,473)	(2)	(11,125)	—	—	11,127	—
Vesting of stock-based compensation	—	—	165,134	1	4,782	—	—	—	4,783
Issuance of common shares through at-the-market offering, net of offering costs	—	—	52,091	1	3,968	—	—	—	3,969
Common stock dividends declared	—	—	—	—	—	(40,809)	—	—	(40,809)
Other comprehensive income	—	—	—	—	—	—	99,577	—	99,577
Offering costs of the issuance of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	(52)	—	—	—	(52)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	2,740	—	—	2,740
Balances, December 31, 2022	—	$—	25,549,319	$255	$405,376	$11,880	$102,155	$—	$519,666
Net income attributable to common stockholders	—	—	—	—	—	44,264	—	—	44,264
Vesting of stock-based compensation	—	—	124,994	1	7,569	—	—	—	7,570
Common stock dividends declared	—	—	—	—	—	(45,178)	—	—	(45,178)
Other comprehensive loss	—	—	—	—	—	—	(32,290)	—	(32,290)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	65	527	—	—	592
Balances, December 31, 2023	—	$—	25,674,313	$256	$413,010	$11,493	$69,865	$—	$494,624

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$44,433	$(9,291)	$23,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(67,926)	(14,684)	(46,214)
Depreciation and amortization	95,186	97,648	86,878
Amortization/write-off of deferred financing costs	5,354	11,513	3,131
Change in fair value on derivative instruments included in interest expense	(46,233)	(10,124)	14,952
Net cash received (paid) on derivative settlements	49,699	2,329	(14,909)
Amortization/write-off of fair market value adjustment of assumed debt	(108)	(194)	(203)
Provision for bad debts, net	8,652	8,004	3,921
Vesting of stock-based compensation	9,286	7,902	6,997
Insurance proceeds received for business interruption	936	681	1,457
Equity in earnings of affiliate	(205)	—	—
Gain on forfeited deposits	(250)	—	—
Casualty gains	(2,842)	(1,863)	(4,503)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,090)	(10,651)	(3,103)
Prepaid and other assets	(15)	(666)	(433)
Operating liabilities	4,706	4,442	1,831
Real estate taxes payable	3,998	(5,950)	360
Net cash provided by operating activities	96,581	79,096	73,268

Cash flows from investing activities
Net proceeds from sales of real estate	117,779	36,455	90,236
Forfeited deposits	250	—	—
Self-insurance paid for casualty loss	(1,819)	(1,819)	(1,591)
Insurance proceeds received from casualty losses	6,713	5,957	8,792
Additions to real estate investments	(71,415)	(62,100)	(43,006)
Acquisitions of real estate investments	415	(140,796)	(290,337)
Net cash provided by (used in) investing activities	51,923	(162,303)	(235,906)

Cash flows from financing activities
Mortgage proceeds received	42,788	885,825	154,630
Mortgage payments	(98,580)	(559,944)	(41,562)
Credit facilities proceeds received	—	55,000	340,000
Credit facilities payments	(50,500)	(260,500)	(243,000)
Deferred financing costs received (paid)	1,001	(13,007)	(3,267)
Interest rate cap fees paid	(592)	(3,925)	(372)
Prepayment penalties on extinguished debt	(2,370)	(5,704)	(407)
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	—	3,969	25,590
Payments for taxes related to net share settlement of stock-based compensation	(1,716)	(3,119)	(1,489)
Redemption of redeemable noncontrolling interests in the Operating Partnership	(70)	—	—
Repurchase of common stock	—	(11,127)	—
Dividends paid to common stockholders	(44,801)	(40,639)	(35,804)
Distributions to redeemable noncontrolling interest in the Operating Partnership	(184)	(519)	—
Net cash provided by (used in) financing activities	(155,024)	46,310	194,319

Net increase (decrease) in cash, cash equivalents and restricted cash	(6,520)	(36,897)	31,681
Cash, cash equivalents and restricted cash, beginning of year	51,799	88,696	57,015
Cash, cash equivalents and restricted cash, end of year	$45,279	$51,799	$88,696

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$109,049	$52,671	$27,391
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	415	2,444	—
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	592	2,740	(2,906)
Capitalized construction costs included in accounts payable and other accrued liabilities	5,789	4,721	2,913
Change in fair value on derivative instruments designated as hedges	(32,413)	99,915	47,073
Other assets acquired from acquisitions	—	168	164
Liabilities assumed from acquisitions	—	358	571
Increase in dividends payable upon vesting of restricted stock units	377	170	439
Write-off of assets due to casualty losses	1,897	7,014	2,028
Write-off of fully amortized in-place leases	—	5,179	3,647
Write-off of deferred financing costs	483	1,961	503

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the portfolio; the TRS owns approximately 0.1% of the portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2023, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by a noncontrolling limited partner (see Note 9 to our consolidated financial statements).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 26, 2024 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2023.

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

Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows

Certain reclassifications have been made within the consolidated statements of cash flows to the changes in operating assets and liabilities, net of effects of sales and acquisitions for the years ended December 31, 2022 and 2021 to be comparative to the consolidated statement of cash flows for the year ended December 31, 2023.

Restricted Cash

The Company's restricted cash balance consist of security deposits, operating escrows and renovation reserves.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 6 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows inclusive of the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the years ended December 31, 2023, 2022 and 2021, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2023 and 2022, there are three and two properties held for sale. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheet also includes approximately $0.8 million and $0.7 million of accounts receivable and prepaid and other assets, and approximately $4.9 million and $4.0 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities as of December 31, 2023 and 2022, respectively.

The Company had entered into a purchase and sale agreement for Old Farm and Stone Creek at Old Farm, and during the three months ended June 30, 2023, the buyer terminated the purchase and sale agreement and forfeited its deposit. As part of the forfeiture, the Company recognized a gain of approximately $0.3 million for forfeited deposits which is reflected in gain on forfeited deposits and forfeited deposits in cash flows from investing activities in the consolidated statements of operations and comprehensive income and the consolidated statements of cash flows, respectively. During the period ended December 31, 2022, the Company did not recognize any gain on forfeited deposits.

On August 16, 2023, the Company entered into a purchase agreement with NexBank Capital, Inc. (“NexBank”), an affiliate of the Adviser through common beneficial ownership, for the sale of Old Farm for $103.0 million.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to U.S. federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2023, 2022 and 2021.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2023 and 2022, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2023 and 2022. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under ASU 2023-07. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

As of December 31, 2023 and 2022, the Company, through the OP and the wholly owned TRS, owned 38 and 40 properties, respectively, through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of December 31, 2023 and 2022:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2023	2022
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
Silverbrook	(1)	Grand Prairie, Texas	2014	—	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake	(2)	Charlotte, North Carolina	2014	100%	100%
Timber Creek	(1)	Charlotte, North Carolina	2014	—	100%
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback		Phoenix, Arizona	2016	100%	100%
Old Farm	(2)	Houston, Texas	2016	100%	100%	(3)
Stone Creek at Old Farm	(2)	Houston, Texas	2016	100%	100%	(3)
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Versailles II		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments		Las Vegas, Nevada	2019	100%	100%
Bloom		Las Vegas, Nevada	2019	100%	100%
Bella Solara		Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman		Charlotte, North Carolina	2021	100%	100%
Creekside at Matthews		Charlotte, North Carolina	2021	100%	100%
Six Forks Station		Raleigh, North Carolina	2021	100%	100%
High House at Cary		Cary, North Carolina	2021	100%	100%
The Adair		Sandy Springs, Georgia	2022	100%	100%
Estates on Maryland		Phoenix, Arizona	2022	100%	100%

(1)
Properties sold in 2023.
(2)
Properties classified as held for sale as of December 31, 2023.
(3)
Properties classified as held for sale as of December 31, 2022.

4. Real Estate Investments

As of December 31, 2023, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,874	$78	$2,301	$16,583
Cutter's Point	3,330	14,622	—	6,760	24,712
The Summit at Sabal Park	5,770	14,663	—	2,746	23,179
Courtney Cove	5,880	15,099	12	3,837	24,828
Sabal Palm at Lake Buena Vista	7,558	45,023	—	5,040	57,621
Cornerstone	1,500	31,181	30	5,193	37,904
The Preserve at Terrell Mill	10,170	53,490	44	15,116	78,820
Versailles	6,720	22,048	587	5,586	34,941
Seasons 704 Apartments	7,480	15,585	25	4,025	27,115
Madera Point	4,920	18,330	—	3,771	27,021
Venue at 8651	2,350	19,720	374	4,688	27,132
Parc500	3,860	21,501	270	5,421	31,052
The Venue on Camelback	8,340	38,497	324	5,901	53,062
Rockledge Apartments	17,451	99,310	1,649	10,844	129,254
Atera Apartments	22,371	38,922	142	3,622	65,057
Versailles II	4,124	20,764	391	2,656	27,935
Brandywine I & II	6,237	73,895	—	9,541	89,673
Bella Vista	10,942	37,410	—	4,086	52,438
The Enclave	11,046	30,723	—	3,688	45,457
The Heritage	6,835	35,216	—	3,730	45,781
Summers Landing	1,798	18,955	2	1,589	22,344
Residences at Glenview Reserve	3,367	42,693	—	5,524	51,584
Residences at West Place	3,345	53,512	—	4,319	61,176
Avant at Pembroke Pines	48,436	284,582	85	21,681	354,784
Arbors of Brentwood	6,346	54,735	1,534	3,576	66,191
Torreyana Apartments	23,824	44,231	13	2,478	70,546
Bloom	23,803	83,440	8	5,638	112,889
Bella Solara	12,605	52,645	1,687	3,230	70,167
Fairways at San Marcos	10,993	73,068	—	4,443	88,504
The Verandas at Lake Norman	9,510	53,864	—	2,491	65,865
Creekside at Matthews	11,515	46,047	3	3,231	60,796
Six Forks Station	11,357	63,404	985	4,101	79,847
High House at Cary	23,809	68,263	62	3,501	95,635
The Adair	8,344	57,192	—	2,852	68,388
Estates on Maryland	11,553	65,360	17	3,229	80,159
	$359,819	$1,719,864	$8,322	$180,435	$2,268,440
Accumulated depreciation and amortization	—	(287,963)	—	(123,124)	(411,087)
Total Operating Properties	$359,819	$1,431,901	$8,322	$57,311	$1,857,353

Held For Sale Properties
Old Farm	$11,078	$71,097	$24	$6,081	$88,280
Stone Creek at Old Farm	3,493	19,689	—	1,465	24,647
Radbourne Lake	2,440	23,229	3	4,019	29,691
Accumulated depreciation and amortization	—	(24,536)	—	(7,335)	(31,871)
Total Held For Sale Properties	$17,011	$89,479	$27	$4,230	$110,747

Total	$376,830	$1,521,380	$8,349	$61,541	$1,968,100

As of December 31, 2022, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,809	$2	$2,029	$16,170
Cutter's Point	3,330	13,147	—	7,562	24,039
Silverbrook	4,860	25,927	1,962	6,201	38,950
The Summit at Sabal Park	5,770	13,990	38	2,326	22,124
Courtney Cove	5,880	14,920	—	2,883	23,683
Radbourne Lake	2,440	23,040	—	3,237	28,717
Timber Creek	11,260	13,504	2,823	4,337	31,924
Sabal Palm at Lake Buena Vista	7,580	42,809	314	3,776	54,479
Cornerstone	1,500	31,014	146	4,440	37,100
The Preserve at Terrell Mill	10,170	53,429	—	11,177	74,776
Versailles	6,720	21,594	124	4,618	33,056
Seasons 704 Apartments	7,480	15,042	9	3,095	25,626
Madera Point	4,920	18,294	—	3,174	26,388
Venue at 8651	2,350	17,977	1,036	4,394	25,757
Parc500	3,860	21,352	4	4,893	30,109
The Venue on Camelback	8,340	38,860	27	4,277	51,504
Rockledge Apartments	17,451	96,896	912	8,241	123,500
Atera Apartments	22,371	38,942	—	2,956	64,269
Crestmont Reserve	4,124	21,105	6	1,954	27,189
Brandywine I & II	6,237	73,920	—	7,156	87,313
Bella Vista	10,942	37,493	8	3,416	51,859
The Enclave	11,046	30,777	16	3,037	44,876
The Heritage	6,835	35,286	—	3,166	45,287
Summers Landing	1,798	18,669	—	1,124	21,591
Residences at Glenview Reserve	3,367	42,563	—	3,867	49,797
Residences at West Place	3,345	52,712	12	3,195	59,264
Avant at Pembroke Pines	48,436	278,736	2,139	15,780	345,091
Arbors of Brentwood	6,346	54,239	121	3,126	63,832
Torreyana Apartments	23,824	43,861	—	1,965	69,650
Bloom	23,803	82,802	37	4,226	110,868
Bella Solara	12,605	52,351	—	2,687	67,643
Fairways at San Marcos	10,993	73,007	—	3,397	87,397
The Verandas at Lake Norman	9,510	53,061	25	1,726	64,322
Creekside at Matthews	11,515	45,779	78	2,133	59,505
Six Forks Station	11,357	62,816	116	2,111	76,400
High House at Cary	23,809	67,855	52	1,789	93,505
The Adair	8,361	56,163	525	1,453	66,502
Estates on Maryland	11,573	65,041	90	1,605	78,309
	$378,438	$1,760,782	$10,622	$152,529	$2,302,371
Accumulated depreciation and amortization	—	(245,093)	—	(104,183)	(349,276)
Total Operating Properties	$378,438	$1,515,689	$10,622	$48,346	$1,953,095

Held For Sale Properties
Old Farm	$11,078	$71,305	$12	$4,686	$87,081
Stone Creek at Old Farm	3,493	19,772	3	1,125	24,393
Accumulated depreciation and amortization	—	(17,339)	—	(4,678)	(22,017)
Total Held For Sale Properties	$14,571	$73,738	$15	$1,133	$89,457

Total	$393,009	$1,589,427	$10,637	$49,479	$2,042,552

Depreciation expense was $95.2 million, $93.5 million and $82.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.0 million, $4.1 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2023 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2023.

Acquisitions

There were no acquisitions during the year ended December 31, 2023. The Company acquired two properties for a combined purchase price of approximately $143.4 million during the year ended December 31, 2022, as detailed in the table below (in thousands). See Notes 3 and 5 for additional information.

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
The Adair	Sandy Springs, Georgia	April 1, 2022	$65,500	$35,115	232	100%
Estates on Maryland	Phoenix, Arizona	April 1, 2022	77,900	43,157	330	100%
			$143,400	$78,272	562

(1)
For additional information regarding the Company’s debt, see Note 5 to our consolidated financial statements.

Dispositions

The Company sold two properties during the year ended December 31, 2023, as detailed in the table below (in thousands). The Company sold one property for approximately $36.8 million during the year ended December 31, 2022.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Silverbrook	Grand Prairie, Texas	September 22, 2023	$70,000	$69,431	$43,107
Timber Creek	Charlotte, North Carolina	December 13, 2023	49,000	48,348	24,819
			$119,000	$117,779	$67,926

(1)
Represents sales price, net of closing costs.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of December 31, 2023, the Company had approximately $0.1 million accrued for case reserves. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the year ended December 31, 2023 and 2022. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income. Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.9 million in casualty loss, $2.5 million in casualty gains, and $2.6 million in casualty gains, respectively, and $1.2 million, $1.3 million, and $1.6 million in business interruption proceeds on the consolidated statement of operations and comprehensive income due to casualty events, respectively.

5. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2023 (dollars in thousands):

Operating Properties		Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Arbors on Forest Ridge		Floating	120	$19,184		6.89%	12/1/2032
Cutter's Point		Floating	120	21,524		6.89%	12/1/2032
The Summit at Sabal Park		Floating	120	30,826		6.89%	12/1/2032
Courtney Cove		Floating	120	36,146		6.89%	12/1/2032
The Preserve at Terrell Mill		Floating	120	71,098		6.89%	12/1/2032
Versailles		Floating	120	40,247		6.89%	12/1/2032
Seasons 704 Apartments		Floating	120	33,132		6.89%	12/1/2032
Madera Point		Floating	120	34,457		6.89%	12/1/2032
Venue at 8651		Floating	120	18,690		6.89%	12/1/2032
The Venue on Camelback		Floating	120	42,788		7.52%	2/1/2033
Sabal Palm at Lake Buena Vista		Floating	84	42,100		6.76%	9/1/2025
Cornerstone		Floating	120	46,804		7.43%	12/1/2032
Parc500		Floating	120	29,416		6.89%	12/1/2032
Rockledge Apartments		Floating	120	93,129		6.89%	12/1/2032
Atera Apartments		Floating	120	46,198		6.89%	12/1/2032
Versailles II		Floating	84	12,061		6.64%	10/1/2025
Brandywine I & II		Floating	84	43,835		6.64%	10/1/2025
Bella Vista		Floating	84	29,040		6.78%	2/1/2026
The Enclave		Floating	84	25,322		6.78%	2/1/2026
The Heritage		Floating	84	24,625		6.78%	2/1/2026
Summers Landing	(2)	Floating	84	10,109		6.64%	10/1/2025
Residences at Glenview Reserve	(2)	Floating	84	25,574		6.90%	10/1/2025
Residences at West Place	(2)	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines		Floating	84	177,101		6.89%	9/1/2026
Arbors of Brentwood		Floating	84	34,237		6.89%	10/1/2026
Torreyana Apartments		Floating	120	50,580		6.89%	12/1/2032
Bloom		Floating	120	59,830		6.89%	12/1/2032
Bella Solara		Floating	120	40,328		6.89%	12/1/2032
Fairways at San Marcos		Floating	120	60,228		6.89%	12/1/2032
The Verandas at Lake Norman		Floating	84	34,925		7.19%	7/1/2028
Creekside at Matthews		Floating	120	29,648		6.89%	12/1/2032
Six Forks Station		Floating	120	41,180		7.06%	10/1/2031
High House at Cary		Floating	84	46,625		7.35%	1/1/2029
The Adair		Floating	84	35,115		7.31%	4/1/2029
Estates on Maryland		Floating	84	43,157		7.31%	4/1/2029
				$1,463,076
Fair market value adjustment				503	(3)
Deferred financing costs, net of accumulated amortization of $3,763				(9,792)
				$1,453,787
Held For Sale Properties
Old Farm		Floating	84	$52,886		7.14%	7/1/2024
Stone Creek at Old Farm		Floating	84	15,274		7.14%	7/1/2024
Radbourne Lake		Floating	84	20,000		6.75%	10/1/2025
				$88,160
Deferred financing costs, net of accumulated amortization of $827				(116)
				$88,044

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rates used in our portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). Loans that transitioned from LIBOR to SOFR include a 0.11448% adjustment to SOFR for the all-in rate. As of December 31, 2023, SOFR was 5.344%.
(2)
Debt was assumed upon acquisition of this property and recorded at approximated fair value.
(3)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on their respective dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2022 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal	Interest Rate	Maturity Date
Arbors on Forest Ridge	Floating	120	$19,184	5.61%	12/1/2032
Cutter's Point	Floating	120	21,524	5.61%	12/1/2032
Silverbrook	Floating	120	46,088	5.61%	12/1/2032
The Summit at Sabal Park	Floating	120	30,826	5.61%	12/1/2032
Courtney Cove	Floating	120	36,146	5.61%	12/1/2032
The Preserve at Terrell Mill	Floating	120	71,098	5.61%	12/1/2032
Versailles	Floating	120	40,247	5.61%	12/1/2032
Seasons 704 Apartments	Floating	120	33,132	5.61%	12/1/2032
Madera Point	Floating	120	34,457	5.61%	12/1/2032
Venue at 8651	Floating	120	18,690	5.61%	12/1/2032
The Venue on Camelback	Floating	84	28,093	6.07%	7/1/2024
Timber Creek	Floating	84	24,100	5.65%	10/1/2025
Radbourne Lake	Floating	84	20,000	5.68%	10/1/2025
Sabal Palm at Lake Buena Vista	Floating	84	42,100	5.69%	9/1/2025
Cornerstone	Floating	120	46,804	6.15%	12/1/2032
Parc500	Floating	120	29,416	5.61%	12/1/2032
Rockledge Apartments	Floating	120	93,129	5.61%	12/1/2032
Atera Apartments	Floating	120	46,198	5.61%	12/1/2032
Crestmont Reserve	Floating	84	12,061	5.57%	10/1/2025
Brandywine I & II	Floating	84	43,835	5.57%	10/1/2025
Bella Vista	Floating	84	29,040	5.71%	2/1/2026
The Enclave	Floating	84	25,322	5.71%	2/1/2026
The Heritage	Floating	84	24,625	5.71%	2/1/2026
Summers Landing	Floating	84	10,109	5.57%	10/1/2025
Residences at Glenview Reserve	Floating	84	25,873	5.83%	10/1/2025
Residences at West Place	Fixed	120	33,817	4.24%	10/1/2028
Avant at Pembroke Pines	Floating	84	177,101	5.82%	9/1/2026
Arbors of Brentwood	Floating	84	34,237	5.82%	10/1/2026
Torreyana Apartments	Floating	120	50,580	5.61%	12/1/2032
Bloom	Floating	120	59,830	5.61%	12/1/2032
Bella Solara	Floating	120	40,328	5.61%	12/1/2032
Fairways at San Marcos	Floating	120	60,228	5.61%	12/1/2032
The Verandas at Lake Norman	Floating	84	34,925	5.91%	7/1/2028
Creekside at Matthews	Floating	120	29,648	5.61%	12/1/2032
Six Forks Station	Floating	120	41,180	5.78%	10/1/2031
High House at Cary	Floating	84	46,625	6.07%	1/1/2029
The Adair	Floating	84	35,115	6.03%	4/1/2029
Estates on Maryland	Floating	84	43,157	6.03%	4/1/2029
			$1,538,868
Fair market value adjustment			609
Deferred financing costs, net of accumulated amortization of $2,618			(12,649)
			$1,526,828
Held For Sale Properties
Old Farm	Floating	84	$52,886	6.07%	7/1/2024
Stone Creek at Old Farm	Floating	84	15,274	6.07%	7/1/2024
			$68,160
Deferred financing costs, net of accumulated amortization of $528			(144)
			$68,016

During the year ended December 31, 2023, the Company sold two properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Silverbrook	September 22, 2023	Floating	$46,088
Timber Creek	December 13, 2023	Floating	24,100
			$70,188

(1)
Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 6.90% as of December 31, 2023 and 5.71% as of December 31, 2022. As of December 31, 2023, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.60%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.0682% for Adjusted SOFR on its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of $1.5 billion of the Company’s floating rate mortgage debt (see Note 6 to our consolidated financial statements).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2023 and 2022, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company’s credit facility as of December 31, 2023 (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Available Principal	Interest Rate (1)	Maturity Date
Corporate Credit Facility	Floating	36	$24,000	$326,000	7.60%	6/30/2025
Deferred financing costs, net of accumulated amortization of $2,250			(757)
			$23,243

(1)
Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of December 31, 2023 was 5.355%.

On June 30, 2021, the Company, through the OP, entered into a secured $250.0 million credit facility with Truist Bank (“Truist Bank”), as administrative agent, and the lenders from time to time party thereto (as amended or modified, the “Corporate Credit Facility”). In connection with entering into the Corporate Credit Facility, the Company, through the OP, terminated its $225.0 million credit facility with Truist Bank, as administrative agent, and the lenders from time to time party thereto, prior to the maturity date of January 28, 2022.

On September 9, 2021, the Company, through the OP, modified the Corporate Credit Facility to provide for an additional $35.0 million term loan with a maturity date of December 31, 2021, increasing the Corporate Credit Facility from $250 million to $285 million. In conjunction with the increase in the facility, the Company incurred costs of $0.3 million in obtaining the additional financing through the modification. On December 6, 2021, the Company, through the OP, increased the amount of the Corporate Credit Facility by $55.0 million, and incurred costs of $0.4 million of deferred financing costs in conjunction with the increase in the facility.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. On March 25, 2022, the Company drew on $55.0 million of the Corporate Credit Facility. On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. As of December 31, 2023, there was $24.0 million in aggregate principal outstanding on the Corporate Credit Facility and $326.0 million available for borrowing under the Corporate Credit Facility.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owing under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. As of December 31, 2023 and 2022, the Company is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the years ended December 31, 2023, 2022 and 2021, amortization of deferred financing costs of approximately $2.9 million, $2.8 million and $2.2 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income.

Gain (loss) on Extinguishment of Debt and Modification Costs

Gain (loss) on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. The following table contains summary information concerning the loss on extinguishment of debt and medication costs for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Prepayment penalties and defeasance costs	$2,370	$5,702	$407
Write-off of deferred financing costs	483	1,961	503
Write-off of fair market value adjustment of assumed debt	—	(256)	—
Debt modification and other extinguishment costs	(444)	1,327	2
Total	$2,409	$8,734	$912

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2023 are as follows (in thousands):

	Operating Properties	Held For Sale Property	Credit Facility	Total
2024	$292	$68,160	$—	$68,452
2025	133,388	20,000	24,000	177,388
2026	290,324	—	—	290,324
2027	—	—	—	—
2028	80,641	—	—	80,641
Thereafter	958,431	—	—	958,431
Total	$1,463,076	$88,160	$24,000	$1,575,236

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2023 and 2022 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2023, 2022 and 2021, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap SOFR on $1.3 billion of the Company’s floating rate mortgage indebtedness at a weighted average rate of 5.90%. The Company determined at inception of each of the interest rate caps that they do not meet the hedge accounting criteria, and therefore the Company recognizes market-to-market movements of the interest rate caps against interest expense on the consolidated statement of operations and in prepaid and other assets on the consolidated balance sheet.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into interest rate swap transactions with KeyBank National Association (“KeyBank”) and Truist Bank. The interest rate swaps the Company has entered into effectively fix the floating interest rate with respect to that amount with a weighted average fixed rate of 1.0682%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For debt instruments that transitioned from LIBOR to SOFR, the adjustment included an increase of 0.11448% to the all-in rate. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to Adjusted SOFR.

As of December 31, 2023 and 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of December 31, 2023, Adjusted SOFR was 5.459%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2023 and 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of December 31, 2023, Adjusted SOFR was 5.459%

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

As of December 31, 2023, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
Residences at Glenview Reserve	Floating	10/1/2024	$25,645	4.81%
Timber Creek	Floating	10/1/2024	24,100	4.99%
Brandywine I & II	Floating	10/1/2024	43,835	6.82%
Radbourne Lake	Floating	10/1/2024	20,000	6.46%
Summers Landing	Floating	10/1/2024	10,109	6.07%
Versailles II	Floating	10/1/2024	12,061	6.82%
The Verandas at Lake Norman	Floating	7/1/2024	34,925	3.40%
Creekside at Matthews	Floating	7/1/2024	31,900	4.40%
Six Forks Station	Floating	10/1/2024	41,180	4.00%
High House at Cary	Floating	1/1/2025	46,625	2.74%
Estates on Maryland	Floating	4/1/2025	43,157	3.91%
The Adair	Floating	4/1/2025	35,115	3.91%
Rockledge Apartments	Floating	12/1/2025	93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Versailles	Floating	12/1/2025	40,247	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
The Heritage	Floating	2/1/2024	24,625	5.18%
The Enclave	Floating	2/1/2024	25,322	5.18%
Bella Vista	Floating	2/1/2024	29,040	5.18%
Sabal Palm at Lake Buena Vista	Floating	9/1/2024	42,100	6.20%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue on Camelback	Floating	2/1/2026	42,788	6.07%
			$1,340,080	5.90%

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$71,028	$103,440	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	2,988	7,634	—	—
Total		$74,016	$111,074	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Amount of gain recognized in OCI			Location of gain reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2023	2022	2021	OCI into income	2023	2022	2021
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate products	$15,304	$106,593	$32,164	Interest expense	$47,717	$6,678	$(14,909)

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2023	2022	2021
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate products	Interest expense	$(1,484)	$3,446	$(112)

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 9 to our consolidated financial statements). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.

Financial Instruments Not Carried at Fair Value

At December 31, 2023 and 2022, respectively, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the carrying value and estimated fair value of our debt at December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$31,950	$33,817	$31,857
Floating rate debt (1)	$1,541,419	$1,335,635	$1,647,711	$1,506,741

(1)
Includes balances outstanding under our Corporate Credit Facility and held for sale debt.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate asset. The Company did not record any impairment charges related to real estate assets for the years ended December 31, 2023, 2022 and 2021.

7. Stockholders’ Equity

Common Stock

During the years ended December 31, 2023, 2022 and 2021, the Company issued 124,994, 165,134 and 133,097 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and zero, 52,091 and 350,513 pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of December 31, 2023, the Company had 25,674,313 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the years ended December 31, 2023 and 2021, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2022, the Company repurchased 168,473 shares of its common stock for approximately $11.1 million, or $66.04 per share. Since the inception of the Share Repurchase Program through December 31, 2023, the Company has repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.36 per share on average.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the year ended December 31, 2022, the Company retired 168,473 shares of common stock. As of December 31, 2023 and 2022, the Company did not have any shares of common stock held in treasury.

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

Restricted Stock Units.

Under the 2016 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire reward. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. The following table includes the number of restricted stock units granted to its directors, officers, employees and certain key employees of the Adviser under the 2016 LTIP:

	Summary of Grants
	February	March	May	Total
2019	186,662	—	—	186,662
2020	168,183	—	116,852	285,035
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
Total	702,027	260,709	116,852	1,079,588

As of December 31, 2023 and 2022, the Company had 620,137 and 527,926 unvested units under the 2016 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2023:

	2023
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	527,926		$52.66
Granted	260,709		47.50
Vested	(160,811)	(1)	39.02
Forfeited	(7,687)		50.88
Outstanding December 31,	620,137		$47.50

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 124,994 shares being issued as shown on the consolidated statement of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to December 31, 2023:

	Shares Vesting
	February	March	May	Total
2024	132,525	63,329	21,877	217,731
2025	97,154	49,098	21,769	168,021
2026	64,147	47,988	—	112,135
2027	26,281	47,988	—	74,269
2028	—	47,981	—	47,981
Total	320,107	256,384	43,646	620,137

As of December 31, 2023 and 2022, the Company had issued 982,204 and 857,210 shares of common stock under the 2016 LTIP, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $9.3 million, $7.9 million and $7.0 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of December 31, 2023 and 2022, the Company had recognized a liability of approximately $2.1 million and $1.7 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of December 31, 2023, the Company had total unrecognized compensation expense on restricted awards of approximately $21.5 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “2020 ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, were made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company entered into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Year Ended December 31,
		2023	2022	2021
Numerator for earnings (loss) per share:
Net income (loss)		$44,433	$(9,291)	$23,106
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		169	(31)	69
Net income (loss) attributable to common stockholders		$44,264	$(9,260)	$23,037

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,654	25,610	25,170
Denominator for basic earnings (loss) per share		25,654	25,610	25,170
Weighted average unvested restricted stock units		591	542	590
Denominator for diluted earnings (loss) per share	(1)	26,245	25,610	25,760

Earnings (loss) per weighted average common share:
Basic		$1.73	$(0.36)	$0.92
Diluted		$1.69	$(0.36)	$0.89

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings (loss) per share calculation.

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

The following table sets forth the redeemable noncontrolling interests in the OP for the years ended December 31, 2023 and 2022 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2021	$6,139
Net loss attributable to redeemable noncontrolling interests in the OP	(31)
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	338
Distributions to redeemable noncontrolling interests in the OP	(519)
Issuance of operating partnership units for purchase of noncontrolling interests	2,444
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(2,740)
Redeemable noncontrolling interests in the OP, December 31, 2022	$5,631
Net income attributable to redeemable noncontrolling interests in the OP	169
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(123)
Distributions to redeemable noncontrolling interests in the OP	(184)
Issuance of operating partnership units for purchase of noncontrolling interests	415
Redemption of operating partnership units of noncontrolling interests	(70)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(592)
Redeemable noncontrolling interests in the OP, December 31, 2023	$5,246

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		For the Year Ended December 31,
		2023	2022	2021
Fees incurred
Property management fees	(1)	$8,051	$7,606	$6,308
Construction supervision fees	(2)	2,062	2,000	1,098
Design fees	(2)	67	198	88
Acquisition fees	(3)	(83)	45	677

Reimbursements
Payroll and benefits	(4)	18,809	21,310	18,802
Other reimbursements	(5)	8,001	4,695	3,574

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2023, 2022 and 2021, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred advisory and administrative fees of $7.6 million, $7.5 million and $7.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Adviser elected to voluntarily waive advisory and administrative fees of $21.7 million, $21.0 million and $17.3 million, respectively. The advisory and administrative fees waived by the Adviser for the years ended December 31, 2023, 2022 and 2021 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2023, 2022 and 2021, the Company paid approximately $0.2 million, $0.8 million and $0.2 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title is an affiliate of the Adviser through common beneficial ownership. NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital, Inc., an affiliate of the Adviser through common beneficial ownership.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of December 31, 2023 and 2022, the Company has funded approximately $0.3 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2023, the Company recognized $0.2 million of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income. The Company incurred expenses of $2.9 million, $0.1 million and $0.1 million for fiber internet service to NLMF Leaseco, LLC for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in property operating expenses on the consolidated statement of operations and comprehensive income.

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

On August 16, 2023, the Company entered into a purchase agreement with NexBank, an affiliate of the Adviser through common beneficial ownership, for the sale of Old Farm for $103.0 million.

11. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2023 and 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2023 and 2022, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

On March 1, 2021, the Adviser entered into a new policy resulting in a new aggregate amount of $2,468,750 (the “2021 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.6 million being allocated to the Company.

On March 1, 2022, the Adviser entered into a self-insurance policy resulting in a new aggregate amount of $2,497,500 (the “2022 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company.

On April 1, 2023, the Adviser entered into a new policy resulting in a new aggregate amount of $2,950,000 (the “2023 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.1 million being allocated to the Company. As of December 31, 2023, the Company has funded $1.8 million of 2023 Aggregate Amount allocated to the Company has been prepaid by the Company (see Note 4).
12. Subsequent Events

Dividends Declared

On February 15, 2024, the Company’s board of directors declared a quarterly dividend of $0.46242 per share, payable on March 28, 2024 to stockholders of record on March 15, 2024.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2023			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (3)	Total	Depreciation and Amortization	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$19,184	$2,330	$10,475	$12,805	$4,090	$2,330	$14,253	$16,583	$(6,364)	1/31/2014
Cutter's Point	Richardson, Texas	21,524	3,330	12,515	15,845	9,219	3,330	21,382	24,712	(9,557)	1/31/2014
The Summit at Sabal Park	Tampa, Florida	30,826	5,770	13,280	19,050	4,533	5,770	17,409	23,179	(7,040)	8/20/2014
Courtney Cove	Tampa, Florida	36,146	5,880	13,070	18,950	6,309	5,880	18,948	24,828	(7,602)	8/20/2014
Radbourne Lake	Charlotte, North Carolina	20,000	2,440	21,810	24,250	6,093	2,440	27,251	29,691	(9,853)	9/30/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	42,100	7,580	41,920	49,500	9,508	7,558	50,063	57,621	(17,009)	11/5/2014
Cornerstone	Orlando, Florida	46,804	1,500	30,050	31,550	7,248	1,500	36,404	37,904	(13,961)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	71,098	10,170	47,830	58,000	22,634	10,170	68,650	78,820	(27,171)	2/6/2015
Versailles	Dallas, Texas	40,247	6,720	19,445	26,165	9,357	6,720	28,221	34,941	(11,267)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	33,132	7,480	13,520	21,000	6,516	7,480	19,635	27,115	(7,470)	4/15/2015
Madera Point	Mesa, Arizona	34,457	4,920	17,605	22,525	5,125	4,920	22,101	27,021	(8,327)	8/5/2015
Venue at 8651	Fort Worth, Texas	18,690	2,350	16,900	19,250	8,393	2,350	24,782	27,132	(9,227)	10/30/2015
Parc500	West Palm Beach, Florida	29,416	3,860	19,424	23,284	8,259	3,860	27,192	31,052	(10,211)	7/27/2016
The Venue on Camelback	Phoenix, Arizona	42,788	8,340	36,520	44,860	8,925	8,340	44,722	53,062	(13,950)	10/11/2016
Old Farm	Houston, Texas	52,886	11,078	73,986	85,064	6,570	11,078	77,202	88,280	(17,393)	12/29/2016
Stone Creek at Old Farm	Houston, Texas	15,274	3,493	19,937	23,430	1,789	3,493	21,154	24,647	(4,625)	12/29/2016
Rockledge Apartments	Marietta, Georgia	93,129	17,451	96,577	114,028	18,247	17,451	111,803	129,254	(29,845)	6/30/2017
Atera Apartments	Dallas, Texas	46,198	22,371	37,090	59,461	6,936	22,371	42,686	65,057	(11,231)	10/25/2017
Versailles II	Dallas, Texas	12,061	4,124	20,667	24,791	3,831	4,124	23,811	27,935	(5,794)	9/26/2018
Brandywine I & II	Nashville, Tennessee	43,835	6,237	73,870	80,107	11,328	6,237	83,436	89,673	(20,087)	9/26/2018
Bella Vista	Phoenix, Arizona	29,040	10,942	37,661	48,603	4,754	10,942	41,496	52,438	(9,694)	1/28/2019
The Enclave	Tempe, Arizona	25,322	11,046	30,933	41,979	4,247	11,046	34,411	45,457	(8,242)	1/28/2019
The Heritage	Phoenix, Arizona	24,625	6,835	35,244	42,079	4,452	6,835	38,946	45,781	(8,946)	1/28/2019
Summers Landing	Fort Worth, Texas	10,109	1,798	17,628	19,426	3,451	1,798	20,546	22,344	(4,033)	6/7/2019
Residences at Glenview Reserve	Nashville, Tennessee	25,574	3,367	41,652	45,019	7,547	3,367	48,217	51,584	(10,085)	7/17/2019
Residences at West Place	Orlando, Florida	33,817	3,345	52,657	56,002	6,352	3,345	57,831	61,176	(10,582)	7/17/2019
Avant at Pembroke Pines	Pembroke Pines, Florida	177,101	48,436	275,671	324,107	37,666	48,436	306,348	354,784	(56,548)	8/30/2019
Arbors of Brentwood	Nashville, Tennessee	34,237	6,346	56,409	62,755	4,650	6,346	59,845	66,191	(10,597)	9/10/2019
Torreyana Apartments	Las Vegas, Nevada	50,580	23,824	44,560	68,384	3,363	23,824	46,722	70,546	(7,984)	11/22/2019
Bloom	Las Vegas, Nevada	59,830	23,803	83,290	107,093	7,647	23,803	89,086	112,889	(15,449)	11/22/2019
Bella Solara	Las Vegas, Nevada	40,328	12,605	54,262	66,867	4,459	12,605	57,562	70,167	(9,696)	11/22/2019
Fairways at San Marcos	Chandler, Arizona	60,228	10,993	73,785	84,778	5,401	10,993	77,511	88,504	(10,426)	11/2/2020
The Verandas at Lake Norman	Charlotte, North Carolina	34,925	9,510	54,270	63,780	3,056	9,510	56,355	65,865	(5,783)	6/30/2021
Creekside at Matthews	Charlotte, North Carolina	29,648	11,515	46,741	58,256	3,541	11,515	49,281	60,796	(5,446)	6/30/2021
Six Forks Station	Raleigh, North Carolina	41,180	11,357	63,748	75,105	5,942	11,357	68,490	79,847	(6,458)	9/10/2021
High House at Cary	Cary, North Carolina	46,625	23,809	69,793	93,602	3,409	23,809	71,826	95,635	(5,948)	12/7/2021
The Adair	Sandy Springs, Georgia	35,115	8,344	57,156	65,500	2,888	8,344	60,044	68,388	(4,247)	4/1/2022
Estates on Maryland	Phoenix, Arizona	43,157	11,553	66,347	77,900	2,259	11,553	68,606	80,159	(4,810)	4/1/2022
		$1,551,236	$376,852	$1,798,298	$2,175,150	$279,994	$376,830	$2,034,228	$2,411,058	$(442,958)

(1)
Encumbrances includes mortgage debt.
(2)
Includes gross intangible lease assets of approximately $46.7 million and buildings, improvements and furniture, fixtures and equipment of approximately $1.8 billion, which includes total acquisition costs of approximately $8.2 million incurred on the acquisitions and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt.
(3)
Includes construction in progress of approximately $8.3 million and furniture, fixtures and equipment of approximately $192.0 million.

S-1

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Real Estate:
Balance, beginning of year	$2,413,845	$2,248,796	$1,976,243
Additions:
Real estate acquired	—	143,400	290,743
Improvements	72,262	58,715	43,202
Deductions:
Real estate sold	(72,958)	(28,239)	(55,045)
Write-off of fully amortized assets and other	(2,091)	(8,827)	(6,347)
Balance, end of year	$2,411,058	$2,413,845	$2,248,796

Accumulated Depreciation and Amortization:
Balance, beginning of year	$371,293	$287,096	$215,494
Depreciation expense	95,186	93,499	82,760
Amortization expense	—	4,149	4,118
Accumulated depreciation on sales	(23,327)	(6,459)	(11,028)
Write-off of fully amortized assets and other	(194)	(6,992)	(4,248)
Balance, end of year	$442,958	$371,293	$287,096

S-2