Form 10-Q
period 2024-03-31
NexPoint Residential Trust, Inc.
filed 2024-05-03
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 02, 2024, the registrant had 25,674,313 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2024

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
•
macroeconomic trends including inflation and high interest rates may adversely affect our financial condition and results of operations;
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
•
risks associated with our ownership of interests in taxable REIT subsidiaries ("TRSs");
•
the recognition of taxable gains from the sale of properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”);
•
the risk that the Internal Revenue Service (the "IRS") may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
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
•
foreign investors may be subject to U.S. federal income tax or withholding tax distributions received from us or on proceeds and the disposition of our current common stock;
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
•
risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•
any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 27, 2024 or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$359,819	$359,819
Buildings and improvements	1,723,657	1,719,864
Construction in progress	6,861	8,322
Furniture, fixtures and equipment	185,257	180,435
Total Gross Operating Real Estate Investments	2,275,594	2,268,440
Accumulated depreciation and amortization	(435,410)	(411,087)
Total Net Operating Real Estate Investments	1,840,184	1,857,353
Real estate held for sale, net of accumulated depreciation of $14,478 and $31,871, respectively	40,090	110,747
Total Net Real Estate Investments	1,880,274	1,968,100
Cash and cash equivalents	37,234	12,367
Restricted cash	31,515	32,912
Accounts receivable, net	13,082	14,598
Prepaid and other assets	6,870	8,640
Fair value of interest rate swaps	73,711	71,028
TOTAL ASSETS	$2,042,686	$2,107,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,454,101	$1,453,787
Mortgages payable held for sale, net	35,204	88,044
Credit facility, net	—	23,243
Accounts payable and other accrued liabilities	14,121	17,140
Accrued real estate taxes payable	7,619	11,230
Accrued interest payable	9,077	9,399
Security deposit liability	3,060	3,159
Prepaid rents	1,643	1,773
Total Liabilities	1,524,825	1,607,775

Redeemable noncontrolling interests in the Operating Partnership	5,082	5,246

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,774,730 and 25,674,313 shares issued and outstanding, respectively	257	256
Additional paid-in capital	414,243	413,010
Accumulated earnings less dividends	25,742	11,493
Accumulated other comprehensive income	72,537	69,865
Total Stockholders' Equity	512,779	494,624
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,042,686	$2,107,645

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$65,598	$67,537
Other income	1,979	1,690
Total revenues	67,577	69,227
Expenses
Property operating expenses	13,768	13,266
Real estate taxes and insurance	9,312	10,020
Property management fees (1)	1,958	2,027
Advisory and administrative fees (2)	1,743	1,889
Corporate general and administrative expenses	4,910	3,367
Property general and administrative expenses	2,281	2,270
Depreciation and amortization	24,323	23,266
Total expenses	58,295	56,105
Operating income before gain on sales of real estate	9,282	13,122
Gain on sales of real estate with related party	31,709	—
Operating income	40,991	13,122
Interest expense	(14,391)	(16,739)
Gain (loss) on extinguishment of debt and modification cost	(546)	122
Casualty gain (loss)	199	(814)
Equity in earnings of affiliate	38	—
Miscellaneous income	111	411
Net income (loss)	26,402	(3,898)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	104	(15)
Net income (loss) attributable to common stockholders	$26,298	$(3,883)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	2,683	(17,206)
Total comprehensive income (loss)	29,085	(21,104)
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	115	(80)
Comprehensive income (loss) attributable to common stockholders	$28,970	$(21,024)

Weighted average common shares outstanding - basic	25,721	25,599
Weighted average common shares outstanding - diluted	26,354	25,599

Earnings (loss) per share - basic	$1.02	$(0.15)
Earnings (loss) per share - diluted	$1.00	$(0.15)

(1)
Fees incurred to an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2023	—	$—	25,674,313	$256	$413,010	$11,493	$69,865	$494,624
Net income attributable to common stockholders	—	—	—	—	—	26,298	—	26,298
Vesting of stock-based compensation	—	—	100,417	1	1,233	—	—	1,234
Common stock dividends declared ($0.46242 per share)	—	—	—	—	—	(12,280)	—	(12,280)
Other comprehensive income	—	—	—	—	—	—	2,672	2,672
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	231	—	231
Balances, March 31, 2024	—	$—	25,774,730	$257	$414,243	$25,742	$72,537	$512,779

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2022	—	$—	25,549,319	$255	$405,376	$11,880	$102,155	$519,666
Net loss attributable to common stockholders	—	—	—	—	—	(3,883)	—	(3,883)
Vesting of stock-based compensation	—	—	108,404	1	471	—	—	472
Common stock dividends declared ($0.42 per share)	—	—	—	—	—	(10,940)	—	(10,940)
Other comprehensive income	—	—	—	—	—	—	(17,141)	(17,141)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(141)	—	(141)
Balances, March 31, 2023	—	$—	25,657,723	$256	$405,847	$(3,084)	$85,014	$488,033

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$26,402	$(3,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of real estate with related party	(31,709)	—
Depreciation and amortization	24,323	23,266
Amortization/write-off of deferred financing costs	1,263	645
Change in fair value on derivative instruments included in interest expense	(13,533)	(9,175)
Net cash received on derivative settlements	14,007	9,871
Amortization/write-off of fair value adjustment of assumed debt	(26)	(27)
Provision for bad debts, net	1,172	2,325
Vesting of stock-based compensation	2,547	1,966
Insurance proceeds received for business interruption	538	—
Equity in earnings of affiliate	(38)	—
Casualty gain (loss)	(107)	202
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(1,363)	(3,748)
Prepaid and other assets	1,938	2,323
Operating liabilities	(2,116)	2,750
Real estate taxes payable	(3,611)	1,423
Net cash provided by operating activities	19,687	27,923

Cash flows from investing activities
Net proceeds from sales of real estate	102,704	—
Insurance proceeds received from casualty losses	1,032	1,494
Additions to real estate investments	(9,567)	(17,999)
Net cash provided by (used in) investing activities	94,169	(16,505)

Cash flows from financing activities
Mortgage proceeds received	—	42,788
Mortgage payments	(52,958)	(28,181)
Credit facilities payments	(24,000)	(17,500)
Deferred financing costs received (paid)	—	61
Interest rate cap fees paid	(118)	(215)
Prepayment penalties on extinguished debt	(529)	(285)
Payments for taxes related to net share settlement of stock-based compensation	—	(1,494)
Dividends paid to common stockholders	(12,733)	(11,267)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(48)	(49)
Net cash used in financing activities	(90,386)	(16,142)

Net increase (decrease) in cash, cash equivalents and restricted cash	23,470	(4,724)
Cash, cash equivalents and restricted cash, beginning of period	45,279	51,799
Cash, cash equivalents and restricted cash, end of period	$68,749	$47,075

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$27,555	$24,071
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	415
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	231	(141)
Capitalized construction costs included in accounts payable and other accrued liabilities	3,792	5,091
Change in fair value on derivative instruments designated as hedges	2,683	(17,206)
Decrease in dividends payable upon vesting of restricted stock units	(453)	(327)
Write-off of assets due to casualty losses	—	1,751
Write-off of deferred financing costs	16	38

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2024, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

2. Summary of Significant Accounting Policies

Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K ("2023 Annual Report"), filed with the United States Securities and Exchange Commission ("SEC") on February 27, 2024 and also available on our website (nxrt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2023 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows

Certain reclassifications have been made within the consolidated statements of cash flows to the changes in operating assets and liabilities, net of effects of sales and acquisitions for the three months ended March 31, 2023 to be comparative to the consolidated statement of cash flows for the three months ended March 31, 2024.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of March 31, 2024, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2024 and December 31, 2023, there were two and three properties classified as held for sale, respectively. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheets also includes approximately $0.3 million and $0.8 million of accounts receivable and prepaid and other assets, and approximately $1.0 million and $4.9 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of March 31, 2024 and December 31, 2023, respectively.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the three months ended March 31, 2024 and 2023.

Dispositions

The Company sold one property and zero properties during the three months ended March 31, 2024 and 2023, respectively, as detailed in the table below (in thousands).

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Old Farm	(2)	Houston, Texas	March 1, 2024	$103,000	$102,704	$31,709
				$103,000	$102,704	$31,709
(1)
Represents sales price, net of closing costs.
(2)
Old Farm was sold to NexBank Capital, Inc. (“NexBank Capital”). A director and officer of the Company, who controls the Adviser, which externally manages the Company, also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital. See Note 9.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of March 31, 2024 and December 31, 2023, the Company had approximately $0.3 million and $0.1 million accrued for case reserves, respectively. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the three months ended March 31, 2024 and 2023. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income (loss). Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets. As of March 31, 2024 and December 31, 2023, there were 23 and 107 down units, respectively.

During three months ended March 31, 2024 and 2023, the Company recognized $0.2 million in casualty gain and $0.8 million in casualty loss, respectively, and $0.1 million and $0.4 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss) due to casualty events, respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2024 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Arbors on Forest Ridge	Floating	120	$19,184		6.87%	12/1/2032
Cutter's Point	Floating	120	21,524		6.87%	12/1/2032
The Summit at Sabal Park	Floating	120	30,826		6.87%	12/1/2032
Courtney Cove	Floating	120	36,146		6.87%	12/1/2032
The Preserve at Terrell Mill	Floating	120	71,098		6.87%	12/1/2032
Versailles	Floating	120	40,247		6.87%	12/1/2032
Seasons 704 Apartments	Floating	120	33,132		6.87%	12/1/2032
Madera Point	Floating	120	34,457		6.87%	12/1/2032
Venue at 8651	Floating	120	18,690		6.87%	12/1/2032
The Venue on Camelback	Floating	120	42,788		7.50%	2/1/2033
Sabal Palm at Lake Buena Vista	Floating	84	42,100		6.74%	9/1/2025
Cornerstone	Floating	120	46,804		7.41%	12/1/2032
Parc500	Floating	120	29,416		6.87%	12/1/2032
Rockledge Apartments	Floating	120	93,129		6.87%	12/1/2032
Atera Apartments	Floating	120	46,198		6.87%	12/1/2032
Versailles II	Floating	84	12,061		6.62%	10/1/2025
Brandywine I & II	Floating	84	43,835		6.62%	10/1/2025
Bella Vista	Floating	84	29,040		6.76%	2/1/2026
The Enclave	Floating	84	25,322		6.76%	2/1/2026
The Heritage	Floating	84	24,625		6.76%	2/1/2026
Summers Landing	Floating	84	10,109		6.62%	10/1/2025
Residences at Glenview Reserve	Floating	84	25,502		6.88%	10/1/2025
Residences at West Place	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	Floating	84	177,100		6.87%	9/1/2026
Arbors of Brentwood	Floating	84	34,237		6.87%	10/1/2026
Torreyana Apartments	Floating	120	50,580		6.87%	12/1/2032
Bloom	Floating	120	59,830		6.87%	12/1/2032
Bella Solara	Floating	120	40,328		6.87%	12/1/2032
Fairways at San Marcos	Floating	120	60,228		6.87%	12/1/2032
The Verandas at Lake Norman	Floating	84	34,925		7.17%	7/1/2028
Creekside at Matthews	Floating	120	29,648		6.87%	12/1/2032
Six Forks Station	Floating	120	41,180		7.04%	10/1/2031
High House at Cary	Floating	84	46,625		7.33%	1/1/2029
The Adair	Floating	84	35,115		7.29%	4/1/2029
Estates on Maryland	Floating	84	43,157		7.29%	4/1/2029
			$1,463,003
Fair market value adjustment			477	(2)
Deferred financing costs, net of accumulated amortization of $4,175			(9,379)
			$1,454,101

Held For Sale Properties
Stone Creek at Old Farm	Floating	84	$15,274		7.12%	7/1/2024
Radbourne Lake	Floating	84	20,000		6.73%	10/1/2025
			$35,274
Deferred financing costs, net of accumulated amortization of $530			(70)
			$35,204

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of March 31, 2024, SOFR was 5.322%.
(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 6.874% as of March 31, 2024 and 6.900% as of December 31, 2023. As of March 31, 2024, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.470% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.0682% for its combined $1.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.2 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2024 and December 31, 2023, the Company believes it is in compliance with all provisions.

Credit Facility

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. During the three months ended March 31, 2024, the Company paid down $24.0 million on the Corporate Credit Facility. As of March 31, 2024, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments. The Company can voluntarily and permanently reduce all of the revolving commitments before the maturity date. As of March 31, 2024 and December 31, 2023, the Company had $0.0 million and $24.0 million outstanding on the Corporate Credit Facility, respectively.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owed under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. The Company is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. As of March 31, 2024, the Company had $3.0 million of deferred financing costs and $2.5 million of accumulated amortization related to the Corporate Credit Facility classified in prepaid and other assets on the consolidated balance sheet. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended March 31, 2024 and 2023, amortization of deferred financing costs of approximately $0.7 million and $0.8 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Gain (Loss) on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the three months ended March 31, 2024 and 2023, the Company recognized a loss on extinguishment of debt of approximately $0.5 million and a gain of $0.1 million, respectively.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2024 are as follows (in thousands):

	Operating Properties	Held For Sale Properties	Credit Facility	Total
2024	$222	$15,274	$—	$15,496
2025	133,386	20,000	—	153,386
2026	290,324	—	—	290,324
2027	—	—	—	-
2028	81,041	—	—	81,041
Thereafter	958,030	—	—	958,030
Total	$1,463,003	$35,274	$—	$1,498,277

5. Fair Value of Derivatives and Financial Instruments

Derivative Financial Instruments and Hedging Activities

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to the daily compounded average of SOFR plus a 0.11448% adjustment (“Adjusted SOFR”).

As of March 31, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of March 31, 2024, Adjusted SOFR was 5.436%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of March 31, 2024, the Company had the following interest rate swap that was designated as a cash flow hedge of interest rate risk with future effective date (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of March 31, 2024, Adjusted SOFR was 5.436%.

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

As of March 31, 2024, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
The Verandas at Lake Norman	Floating	7/1/2024	34,925	3.40%
Creekside at Matthews	Floating	7/1/2024	31,900	4.40%
Sabal Palm at Lake Buena Vista	Floating	9/1/2024	42,100	6.20%
Residences at Glenview Reserve	Floating	10/1/2024	25,645	4.81%
Timber Creek	Floating	10/1/2024	24,100	4.99%
Brandywine I & II	Floating	10/1/2024	43,835	6.82%
Radbourne Lake	Floating	10/1/2024	20,000	6.46%
Summers Landing	Floating	10/1/2024	10,109	6.07%
Versailles II	Floating	10/1/2024	12,061	6.82%
Six Forks Station	Floating	10/1/2024	41,180	4.00%
High House at Cary	Floating	1/1/2025	46,625	2.74%
The Heritage	Floating	2/1/2025	24,625	5.18%
The Enclave	Floating	2/1/2025	25,322	5.18%
Bella Vista	Floating	2/1/2025	29,040	5.18%
Estates on Maryland	Floating	4/1/2025	43,157	3.91%
The Adair	Floating	4/1/2025	35,115	3.91%
Rockledge Apartments	Floating	12/1/2025	93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Versailles	Floating	12/1/2025	40,247	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue on Camelback	Floating	2/1/2026	42,788	6.07%
			$1,340,080	5.90%	(1)

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Fair value of interest rate swaps	$73,711	$71,028	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	2,639	2,988	—	—
Total		$76,350	$74,016	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2024	2023	OCI into income	2024	2023
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate products	$15,590	$(7,061)	Interest expense	$12,907	$10,145

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2024	2023
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate products	Interest expense	$(626)	$(970)

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

Financial Instruments Not Carried at Fair Value

As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$32,154	$33,817	$31,950
Floating rate debt (1)	$1,464,460	$1,271,125	$1,541,419	$1,335,635

(1)
Includes balances outstanding under our Corporate Credit Facility.

6. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2024 and 2023, the Company issued 100,417 and 108,404 shares, respectively, of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of March 31, 2024, the Company had 25,774,730 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the three months ended March 31, 2024 and 2023, the Company did not make any share repurchases. Since the inception of the Share Repurchase Program through March 31, 2024, the Company has repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.36 per share on average.

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

	Summary of Grants
	February	March	May	Total
2019	186,662	—	—	186,662
2020	168,183	—	116,852	285,035
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
Total	702,027	616,184	116,852	1,435,063

As of March 31, 2024 and December 31, 2023, the Company had 780,599 and 620,137 unvested units under the 2016 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2024:

	2024
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	620,137		$47.50
Granted	355,475		30.89
Vested	(195,013)	(1)	47.00
Forfeited	—		—
Outstanding March 31,	780,599		$40.19

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 100,417 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity. During the three months ended March 31, 2024, 50,201 shares vested under the 2016 LTIP that had not settled as of March 31, 2024.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to March 31, 2024:

	Shares Vesting
	February	March	May	June	Total
2024	—	—	21,877	841	22,718
2025	97,154	136,671	21,769	—	255,594
2026	64,147	114,965	—	—	179,112
2027	26,281	114,965	—	—	141,246
2028	—	114,958	—	—	114,958
2029	—	66,971	—	—	66,971
Total	187,582	548,530	43,646	841	780,599

As of March 31, 2024 and December 31, 2023, the Company had issued 1,132,822 and 982,204 shares of common stock under the 2016 LTIP, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized approximately $2.5 million and $2.0 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the three months ended March 31, 2024 and 2023, the Company recognized approximately $2.5 million and $2.0 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of March 31, 2024 and December 31, 2023, the Company had recognized a liability of approximately $1.6 million and $2.1 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of March 31, 2024 and December 31, 2023. the Company had total unrecognized compensation expense on restricted awards of approximately $30.0 million and $21.5 million over a weighted average vesting period of 2.3 and 1.5 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the three months ended March 31, 2024 and 2023, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2024	2023
Numerator for earnings (loss) per share:
Net income (loss)		$26,402	$(3,898)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		104	(15)
Net income (loss) attributable to common stockholders		$26,298	$(3,883)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,721	25,599
Denominator for basic earnings (loss) per share		25,721	25,599
Weighted average unvested restricted stock units		633	476
Denominator for diluted earnings per share	(1)	26,354	25,599

Earnings (loss) per weighted average common share:
Basic		$1.02	$(0.15)
Diluted		$1.00	$(0.15)

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2024 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2023	$5,246
Net income attributable to redeemable noncontrolling interests in the OP	104
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	11
Distributions to redeemable noncontrolling interests in the OP	(48)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(231)
Redeemable noncontrolling interests in the OP, March 31, 2024	$5,082

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2024 and 2023 (in thousands):

		For the Three Months Ended March 31,
		2024	2023
Fees incurred
Property management fees	(1)	$1,943	$2,019
Construction supervision fees	(2)	159	651
Design fees	(2)	—	11
Acquisition fees	(3)	(1)	—
Reimbursements
Payroll and benefits	(4)	4,833	5,451
Other reimbursements	(5)	1,136	1,353

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2024 and 2023, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for operating expenses and advisory and administrative fees payable to the Adviser and Operating Expenses will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. Contributed Assets refers to all Real Estate Assets contributed to the Company as part of its spin-off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to its spin-off. Advisory and administrative fees on New Assets (as defined in the Advisory Agreement) are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap. New Assets are all Real Estate Assets that are not Contributed Assets.

For the three months ended March 31, 2024 and 2023, the Company incurred advisory and administrative fees of $1.7 million and $1.9 million, respectively. For the three months ended March 31, 2024 and 2023, the Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.5 million and $5.3 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of March 31, 2024, the Company has funded approximately $0.6 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three months ended March 31, 2024, the Company included $0.0 million of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $0.7 million and $0.6 million, respectively, for fiber internet service to NLMF Leaseco, LLC which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

NXRTBH Old Farm, LLC

On August 16, 2023, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) between NXRTBH McMillan, LLC (a wholly owned subsidiary of the Company, the “Seller”) and NexBank Capital to sell all the membership interests of NXRTBH Old Farm, LLC (“Old Farm subsidiary”). Then on March 1, 2024 (the “closing date”), in accordance with the Fourth Amendment to Membership Interest Purchase Agreement, the Seller sold the membership interests of the Old Farm subsidiary to NexBank Capital for $103 million. Substantially all of the fair value of the disposed membership interests is concentrated in the property that is wholly owned by the Old Farm subsidiary at the closing date. As such, the Company determined the Old Farm subsidiary is not a business, and the membership interests represent an in-substance nonfinancial asset consistent with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Old Farm subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Old Farm subsidiary (including the property) as of March 1, 2024. Simultaneously with the sale, the Seller, NexBank Capital and the Old Farm subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its retained balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. Therefore, the $1 million retained cash balance as of the closing date was not deconsolidated along with the sale. The Company recognized a gain on deconsolidation of $31.7 million.

A director and officer of the Company, who controls the Adviser, which externally manages the Company, also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2024 and December 31, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2024 and December 31, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

On March 1, 2022, the Adviser entered into a new self-insurance policy resulting in a new aggregate amount of $2,497,500 (the “2022 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company.

On April 1, 2023, the Adviser entered into a new self-insurance policy resulting in a new aggregate amount of $2,950,000 (the “2023 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.1 million being allocated to the Company. As of March 31, 2024, $1.8 million of the $2.1 million of 2023 Aggregate Amount allocated to the Company has been prepaid by the Company.

11. Subsequent Events

Dividends Declared

On April 29, 2024, the Company’s Board approved a quarterly dividend of $0.46242 per share, payable on June 28, 2024 to stockholders of record on June 14, 2024.

Sale of Radbourne Lake

On April 30, 2024, the Company sold Radbourne Lake for a sales price of approximately $39.3 million.

Share Repurchases

Since March 31, 2024, the Company has purchased 269,408 shares of its common stock, totaling approximately $8.6 million at an average price of $31.76 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report.

Overview

As of March 31, 2024, our Portfolio consisted of 37 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,399 units of apartment space that was approximately 94.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,511. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of March 31, 2024, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by an unaffiliated limited partner (see Note 8 to our consolidated financial statements).

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2024 and 2023.

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

Gain (loss) on extinguishment of debt and modification costs. Gain (loss) on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

Casualty gain (loss). Casualty gain (loss) include expenses resulting from damages from an unexpected and unusual event such as a natural disaster. Expenses can include additional payments on insurance premiums, impairment recognized on a property, and other abnormal expenses arising from the related event.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth a summary of our operating results for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Total revenues	$67,577	$69,227	$(1,650)
Total expenses	(58,295)	(56,105)	(2,190)
Operating income before gain on sales of real estate	9,282	13,122	(3,840)
Gain on sales of real estate	31,709	—	31,709
Operating income	40,991	13,122	27,869
Interest expense	(14,391)	(16,739)	2,348
Gain (loss) on extinguishment of debt and modification costs	(546)	122	(668)
Casualty gain (loss)	199	(814)	1,013
Equity in earnings of affiliate	38	—	38
Miscellaneous income	111	411	(300)
Net income (loss)	26,402	(3,898)	30,300
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	104	(15)	119
Net income (loss) attributable to common stockholders	$26,298	$(3,883)	$30,181

The change in our net income for the three months ended March 31, 2024 as compared to the net loss for the three months ended March 31, 2023 primarily relates to an increase on gain on sales of real estate.

Revenues

Rental income. Rental income was $65.6 million for the three months ended March 31, 2024 compared to $67.5 million for the three months ended March 31, 2023, which was a decrease of approximately $1.9 million. The decrease between the periods was primarily due to our disposition activity in 2023 and 2024.

Other income. Other income was $2.0 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.3 million increase from NXRT Captive.

Expenses

Property operating expenses. Property operating expenses were $13.8 million for the three months ended March 31, 2024 compared to $13.3 million for the three months ended March 31, 2023, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a decrease in casualty gains on $1.7 million, offset by a decrease in all other operating expenses of $2.2 million due to our disposition activity in 2023 and 2024.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.3 million for the three months ended March 31, 2024 compared to $10.0 million for the three months ended March 31, 2023, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to a decrease in property taxes of $0.7 million, which was driven by our disposition activity in 2023 and 2024.

Property management fees. Property management fees were $2.0 million for the three months ended March 31, 2024 and $2.0 million for the three months ended March 31, 2023. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $1.7 million for the three months ended March 31, 2024 and $1.9 million for the three months ended March 31, 2023 which was a decrease of approximately $0.2 million. For the three months ended March 31, 2024 and 2023, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.5 million and $5.3 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.9 million for the three months ended March 31, 2024 compared to $3.4 million for the three months ended March 31, 2023, which was an increase of approximately $1.5 million. The increase was primarily due to an increase in stock compensation expense of $0.6 million.

Property general and administrative expenses. Property general and administrative expenses were $2.3 million for the three months ended March 31, 2024 compared to $2.3 million for the three months ended March 31, 2023, which was flat.

Depreciation and amortization. Depreciation and amortization costs were $24.3 million for the three months ended March 31, 2024 compared to $23.3 million for the three months ended March 31, 2023, which was an increase of approximately $1.0 million. The increase between the periods was primarily due to an increase of $1.1 million in depreciation expense.

Other Income and Expense

Interest expense. Interest expense was $14.4 million for the three months ended March 31, 2024 compared to $16.7 million for the three months ended March 31, 2023, which was a decrease of approximately $2.3 million. The decrease between the periods was primarily due an increase in interest on debt of $2.1 million as a result of increased interest rates offset by interest rate swaps and caps gain of $2.7 million and $1.6 million, respectively. The following table details the various costs included in interest expense for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Interest on debt	$27,207	$25,147	$2,060
Amortization of deferred financing costs	717	767	(50)
Interest rate swaps	(12,907)	(10,145)	(2,762)
Interest rate caps mark-to-market loss (gain)	(626)	970	(1,596)
Total	$14,391	$16,739	$(2,348)

Casualty gain (loss). Casualty loss was $0.2 million gain compared to a $0.8 million loss for the three months ended March 31, 2024 and 2023, respectively. The increase in casualty gain (loss) between periods of $1.0 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.4 million for the three months ended March 31, 2023. The decrease in miscellaneous income is attributable to a decrease in business interruption proceeds.

Gain on sales of real estate. Gain on sales of real estate was $31.7 million compared to $0.0 million for the three months ended March 31, 2023. The increase between periods is attributable to our sale of one property during the three months ended March 31, 2024 compared to no dispositions during the three months ended March 31, 2023.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of: (a) depreciation and amortization expenses and (b) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (6) casualty-related expenses/(recoveries) and casualty gains (losses), (7) gain (loss) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (9) equity in earnings of affiliates.

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

NOI and Same Store NOI for the Three Months Ended March 31, 2024 and 2023

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three months ended March 31, 2024 and 2023 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2024	2023
Net income (loss)		$26,402	$(3,898)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,743	1,889
Corporate general and administrative expenses		4,614	3,367
Casualty-related expenses/(recoveries)	(1)	33	(1,706)
Casualty loss (gain)		(199)	814
Property general and administrative expenses	(2)	983	781
Depreciation and amortization		24,323	23,266
Interest expense		14,391	16,739
Equity in earnings of affiliate		(38)	—
Gain (loss) on extinguishment of debt and modification costs		546	(122)
Gain on sales of real estate		(31,709)	—
NOI		$41,089	$41,130
Less Non-Same Store
Revenues		(3,885)	(8,041)
Operating expenses		2,015	4,660
Operating income		(3)	(58)
Same Store NOI		$39,216	$37,691

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

Net Operating Income for Our Q1 Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2024 and 2023

There are 35 properties encompassing 12,961 units of apartment space in our same store pool for the three months ended March 31, 2024 and 2023 (our “Q1 Same Store” properties). Our Q1 Same Store properties exclude the following four properties in our Portfolio as of March 31, 2024: Stone Creek at Old Farm and Radbourne Lake, as well as the 23 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2024 and 2023 for our Q1 Same Store and Non-Same Store properties (dollars in thousands):

For the three months ended March 31, 2024 and 2023, excludes approximately $32,000 and $(1,856,000), respectively, of casualty-related expenses/(recoveries).

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$61,910	$59,761	$2,149	3.6%
Other income	1,486	1,425	61	4.3%
Same Store revenues	63,396	61,186	2,210	3.6%
Non-Same Store
Rental income	3,688	7,776	(4,088)	-52.6%
Other income	197	265	(68)	-25.7%
Non-Same Store revenues	3,885	8,041	(4,156)	-51.7%
Total revenues	67,281	69,227	(1,946)	-2.8%

Operating expenses
Same Store
Property operating expenses (1)	12,706	12,595	111	0.9%
Real estate taxes and insurance	8,555	8,238	317	3.8%
Property management fees (2)	1,821	1,778	43	2.4%
Property general and administrative expenses (3)	1,206	1,237	(31)	-2.5%
Same Store operating expenses	24,288	23,848	440	1.8%
Non-Same Store
Property operating expenses (4)	1,029	2,377	(1,348)	-56.7%
Real estate taxes and insurance	757	1,782	(1,025)	-57.5%
Property management fees (2)	137	249	(112)	-45.0%
Property general and administrative expenses (5)	92	252	(160)	-63.5%
Non-Same Store operating expenses	2,015	4,660	(2,645)	-56.8%
Total operating expenses	26,303	28,508	(2,205)	-7.7%

Operating income
Same Store
Miscellaneous income	108	353	(245)	-69.4%
Non-Same Store
Miscellaneous income	3	58	(55)	N/M
Total operating income	111	411	(300)	N/M

NOI
Same Store	39,216	37,691	1,525	4.0%
Non-Same Store	1,873	3,439	(1,566)	-45.5%
Total NOI	$41,089	$41,130	$(41)	-0.1%

(1)
For the three months ended March 31, 2024 and 2023, excludes approximately $32,000 and $(1,856,000), respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP.
(3)
For the three months ended March 31, 2024 and 2023, excludes approximately $913,000 and $638,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.
(4)
For the three months ended March 31, 2024 and 2023, excludes approximately $1,000 and $150,000, respectively, of casualty-related expenses.
(5)
For the three months ended March 31, 2024 and 2023, excludes approximately $70,000 and $143,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended March 31, 2024 and 2023.”

Same Store Results of Operations for the Three Months Ended March 31, 2024 and 2023

As of March 31, 2024, our Q1 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,514. As of March 31, 2023, our Q1 Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. For our Q1 Same Store properties, we recorded the following operating results for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

Revenues

Rental income. Rental income was $61.9 million for the three months ended March 31, 2024 compared to $59.8 million for the three months ended March 31, 2023, which was an increase of approximately $2.1 million, or 3.6%. The majority of the increase is related to a 0.4% decrease in the weighted average monthly effective rent per occupied apartment unit to $1,514 as of March 31, 2024 from $1,520 as of March 31, 2023, partially offset by a 0.3% increase in occupancy.

Other income. Other income was $1.5 million for the three months ended March 31, 2024 compared to $1.4 million for the three months ended March 31, 2023, which was an increase of approximately $0.1 million. The majority of the increase is related to a $0.1 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $12.7 million for the three months ended March 31, 2024 compared to $12.6 million for the three months ended March 31, 2023, which was an increase of approximately $0.1 million, or 0.9%. The majority of the increase is related to a $0.1 million increase in maintenance and administrative salaries.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.6 million for the three months ended March 31, 2024 compared to $8.2 million for the three months ended March 31, 2023, which was an increase of approximately $0.4 million. The majority of the increase is related to increases of $0.2 million and $0.2 million in insurance and property taxes, respectively.

Property management fees. Property management fees were $1.8 million for the three months ended March 31, 2024 compared to $1.8 million for the three months ended March 31, 2023, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.2 million for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023, which was flat.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2024	2023	% Change
Net income (loss)		$26,402	$(3,898)	N/M
Depreciation and amortization		24,323	23,266	4.5%
Gain on sales of real estate		(31,709)	—	0.0%
Adjustment for noncontrolling interests		(75)	(73)	2.7%
FFO attributable to common stockholders		18,941	19,295	-1.8%

FFO per share - basic		$0.74	$0.75	-2.3%
FFO per share - diluted		$0.72	$0.74	-2.9%

(Gain) loss on extinguishment of debt and modification costs		546	(122)	N/M
Casualty-related expenses/(recoveries)		33	(1,706)	N/M
Casualty losses (gains)		(199)	814	N/M
Amortization of deferred financing costs - acquisition term notes		330	330	0.0%
Adjustment for noncontrolling interests		(2)	2	N/M
Core FFO attributable to common stockholders		19,649	18,613	5.6%

Core FFO per share - basic		$0.76	$0.73	5.1%
Core FFO per share - diluted		$0.75	$0.71	4.4%

Amortization of deferred financing costs - long term debt		387	437	-11.4%
Equity-based compensation expense		2,547	1,966	29.6%
Adjustment for noncontrolling interests		(12)	(9)	33.3%
AFFO attributable to common stockholders		22,571	21,007	7.4%

AFFO per share - basic		$0.88	$0.82	6.9%
AFFO per share - diluted		$0.86	$0.81	6.3%

Weighted average common shares outstanding - basic		25,721	25,599	0.5%
Weighted average common shares outstanding - diluted	(1)	26,354	26,075	1.1%

Dividends declared per common share		$0.46242	$0.42	10.1%

Net income (loss) Coverage - diluted	(2)	2.16x	-0.36x	N/M
FFO Coverage - diluted	(2)	1.55x	1.76x	-11.8%
Core FFO Coverage - diluted	(2)	1.61x	1.70x	-5.1%
AFFO Coverage - diluted	(2)	1.85x	1.92x	-3.4%

(1)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(2)
Indicates coverage ratio of Net loss/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2024 as compared to the three months ended March 31, 2023

FFO was $18.9 million for the three months ended March 31, 2024 compared to $19.3 million for the three months ended March 31, 2023, which was a decrease of approximately $0.4 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $1.6 million, partially offset by a decrease in casualty loss of $1.0 million.

Core FFO was $19.6 million for the three months ended March 31, 2024 compared to $18.6 million for the three months ended March 31, 2023, which was an increase of approximately $1.0 million. The change in our Core FFO between the periods primarily relates to a decrease in casualty loss of $1.0 million, partially offset by a decrease in FFO.

AFFO was $22.6 million for the three months ended March 31, 2024 compared to $21.0 million for the three months ended March 31, 2023, which was an increase of approximately $1.6 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and equity-based compensation expense of $0.6 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of March 31, 2024, we had approximately $2.9 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2024.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$19,687	$27,923
Net cash provided by (used in) investing activities	94,169	(16,505)
Net cash used in financing activities	(90,386)	(16,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,470	(4,724)
Cash, cash equivalents and restricted cash, beginning of period	45,279	51,799
Cash, cash equivalents and restricted cash, end of period	$68,749	$47,075

Cash flows from operating activities. During the three months ended March 31, 2024, net cash provided by operating activities was $19.7 million compared to net cash provided by operating activities of $27.9 million for the three months ended March 31, 2023. The change in cash flows from operating activities was mainly due to a $4.4 million decrease in change in fair value on derivative instruments included in interest expense and a $4.9 million decrease in operating liabilities, net of effects of sales and acquisitions.

Cash flows from investing activities. During the three months ended March 31, 2024, net cash provided by investing activities was $94.2 million compared to net cash used in investing activities of $16.5 million for the three months ended March 31, 2023. The change in cash flows from investing activities was mainly due to an increase in net proceeds from sales of real estate of $102.7 million.

Cash flows from financing activities. During the three months ended March 31, 2024, net cash used in financing activities was $90.4 million compared to net cash used in financing activities of $16.1 million for the three months ended March 31, 2023. The change in cash flows from financing activities was mainly due to a net decrease in debt of approximately $74.1 million.

Real Estate Investments Statistics

As of March 31, 2024, the Company was invested in a total of 37 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Arbors on Forest Ridge		155	210	1/31/2014	$1,185	$1,180	94.3%	92.4%
Cutter's Point		198	196	1/31/2014	1,417	1,497	93.9%	93.9%
The Summit at Sabal Park		205	252	8/20/2014	1,485	1,503	92.1%	94.0%
Courtney Cove		225	324	8/20/2014	1,316	1,490	96.0%	94.4%
Radbourne Lake	(4)	247	225	9/30/2014	1,464	1,385	88.0%	93.3%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,716	1,786	95.0%	95.5%
Cornerstone		318	430	1/15/2015	1,449	1,453	94.4%	90.0%
The Preserve at Terrell Mill		692	752	2/6/2015	1,284	1,321	96.0%	91.9%
Versailles		301	388	2/26/2015	1,197	1,261	92.5%	93.0%
Seasons 704 Apartments		217	222	4/15/2015	1,861	1,837	94.1%	94.1%
Madera Point		193	256	8/5/2015	1,304	1,345	95.7%	95.7%
Venue at 8651		289	333	10/30/2015	1,172	1,182	93.7%	91.6%
Parc500		266	217	7/27/2016	1,897	1,927	96.3%	95.9%
The Venue on Camelback		256	415	10/11/2016	1,065	1,080	91.8%	91.8%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,365	1,343	93.2%	93.2%
Rockledge Apartments		802	708	6/30/2017	1,543	1,550	95.8%	92.7%
Atera Apartments		334	380	10/25/2017	1,500	1,524	91.6%	96.1%
Versailles II		199	242	9/26/2018	1,148	1,252	93.8%	95.0%
Brandywine I & II		414	632	9/26/2018	1,198	1,252	95.3%	94.5%
Bella Vista		243	248	1/28/2019	1,769	1,791	94.8%	98.0%
The Enclave		194	204	1/28/2019	1,808	1,851	95.6%	96.6%
The Heritage		199	204	1/28/2019	1,670	1,653	96.6%	95.1%
Summers Landing		139	196	6/7/2019	1,267	1,203	90.8%	93.9%
Residences at Glenview Reserve		344	360	7/17/2019	1,263	1,233	96.1%	95.8%
Residences at West Place		345	342	7/17/2019	1,591	1,586	94.7%	93.0%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	2,176	2,106	95.1%	95.1%
Arbors of Brentwood		325	346	9/10/2019	1,486	1,423	94.5%	89.0%
Torreyana Apartments		309	316	11/22/2019	1,456	1,557	96.2%	93.7%
Bloom		498	528	11/22/2019	1,290	1,315	93.0%	89.8%
Bella Solara		271	320	11/22/2019	1,336	1,371	95.9%	88.8%
Fairways at San Marcos		340	352	11/2/2020	1,596	1,576	97.2%	93.5%
The Verandas at Lake Norman		241	264	6/30/2021	1,355	1,316	95.8%	94.3%
Creekside at Matthews		263	240	6/30/2021	1,431	1,397	96.3%	94.6%
Six Forks Station		360	323	9/10/2021	1,402	1,416	89.5%	92.6%
High House at Cary		293	302	12/7/2021	1,499	1,636	96.4%	95.4%
The Adair		328	232	4/1/2022	1,918	1,807	97.4%	94.4%
Estates on Maryland		324	330	4/1/2022	1,450	1,459	96.1%	92.7%
		12,326	13,399
(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2024 and December 31, 2022, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2024 and December 31, 2022, respectively.

(2)
Percent occupied is calculated as the number of units occupied as of March 31, 2024 and December 31, 2022, divided by the total number of units, expressed as a percentage.
(3)
Includes 23 down units due to casualty events as of March 31, 2024 (see Note 3).
(4)
Properties classified as held for sale as of March 31, 2024.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of March 31, 2024, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 6.874% and an adjusted weighted average interest rate of 3.470%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.0682% for our combined $1.2 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.2 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2024, interest rate swap agreements effectively covered 79.7% of our $1.5 billion of floating rate debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2024, interest rate cap agreements covered $1.3 billion of our $1.5 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap one-month LIBOR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.905%.

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

Corporate Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). As of March 31, 2024, there was $309.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of March 31, 2024, there was $0.0 million in aggregate principal outstanding under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of March 31, 2024, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 4.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with KeyBank and four with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $1.2 billion. As of March 31, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to $1.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.0682%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.0682%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of March 31, 2024, Adjusted SOFR was 5.436%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2024 for the next five calendar years subsequent to March 31, 2024. We used Adjusted SOFR as of March 31, 2024 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2024	2025	2026	2027	2028	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,463,003	$222	$133,386	$290,324	$—	$81,041	$958,030
Interest expense	(1)	383,090	24,907	46,288	40,090	54,145	52,453	165,207
Total		$1,846,093	$25,129	$179,674	$330,414	$54,145	$133,494	$1,123,237

Held For Sale Property Mortgage Debt
Principal payments		$35,274	$15,274	$20,000	$—	$—	$—	$—
Interest expense		2,142	1,271	871	—	—	—	—
Total		$37,416	$16,545	$20,871	$—	$—	$—	$—

Credit Facility
Principal payments		$—	$—	$—	$—	$—	$—	$—
Interest expense		1,115	668	447	—	—	—	—
Total		$1,115	$668	$447	$—	$—	$—	$—

Total contractual obligations and commitments		$1,884,624	$42,342	$200,992	$330,414	$54,145	$133,494	$1,123,237

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of March 31, 2024, we had entered into eleven interest rate swap transactions with a combined notional amount of $1.2 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR as of March 31, 2024 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended March 31, 2024 and 2023, the Company incurred advisory and administrative fees of $1.7 million and $1.9 million, respectively.

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

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of March 31, 2024, we had approximately $2.9 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2024	2023
Interior	(1)	$1,730	$7,309
Exterior and common area		474	4,007
Total rehab expenditures		$2,204	$11,316

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2024 and 2023, we completed full and partial interior rehabs on 127 and 690 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2024 and 2023.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2024. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2024 of $0.46242 per share on February 15, 2024 which was paid on March 28, 2024 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2024 and 2023. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of March 31, 2024, we had total indebtedness of $1.5 billion at a weighted average interest rate of 6.87%, of which $1.5 billion was debt with a floating interest rate. As of March 31, 2024, interest rate swap agreements effectively covered 79.7% of our $1.5 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of our total indebtedness, we have included the weighted average fixed rate of 1.0682% for the $1.2 billion notional amount of interest rate swap agreements that we have entered into as of March 31, 2024. which effectively fix the interest rate on $1.2 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2024, the interest rate cap agreements we have entered into effectively cap SOFR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.90% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of March 31, 2024, of the amounts illustrated in the table below for our indebtedness as of March 31, 2024 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$692
0.50%	1,385
0.75%	2,077
1.00%	2,770

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

LIBOR ceased publication on June 30, 2023. The Company held debt and derivatives that used LIBOR as the reference rate as of June 30, 2023. On July 1, 2023, LIBOR rates were replaced with Adjusted SOFR as the reference rate for the remaining LIBOR debt and derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on February 27, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board’s prior authorization of the share repurchase program. During the three months ended March 31, 2024, the Company did not make any repurchases. Since inception of the Share Repurchase Program through March 31, 2024, the Company had repurchased 2,550,628 shares of its common stock, par value $0.01 per share, at a total cost of approximately $72.4 million, or $28.36 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,550,628	$28.36	2,550,628	$100.0
January 1 – January 31	—	—	—	100.0
February 1 – February 28	—	—	—	100.0
March 1 – March 31	—	—	—	100.0
Total as of March 31, 2024	2,550,628	$28.36	2,550,628	$100.0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Restricted Stock Units Agreements (Officers) for award agreements entered into on or after November 6, 2023.

10.2*	Form of Restricted Stock Units Agreements (Directors) for award agreements entered into on or after November 6, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	May 02, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	May 02, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)