Form 10-Q
period 2024-06-30
NexPoint Residential Trust, Inc.
filed 2024-08-01
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 25,403,537 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2024

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$359,819	$359,819
Buildings and improvements	1,729,021	1,719,864
Construction in progress	5,197	8,322
Furniture, fixtures, and equipment	190,879	180,435
Total Gross Operating Real Estate Investments	2,284,916	2,268,440
Accumulated depreciation and amortization	(459,854)	(411,087)
Total Net Operating Real Estate Investments	1,825,062	1,857,353
Real estate held for sale, net of accumulated depreciation of $4,624 and $31,871, respectively	20,173	110,747
Total Net Real Estate Investments	1,845,235	1,968,100
Cash and cash equivalents	21,262	12,367
Restricted cash	33,385	32,912
Accounts receivable, net	11,508	14,598
Prepaid and other assets	11,107	8,640
Fair value of interest rate swaps	66,225	71,028
TOTAL ASSETS	$1,988,722	$2,107,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,454,418	$1,453,787
Mortgages payable held for sale, net	—	88,044
Credit facility, net	—	23,243
Accounts payable and other accrued liabilities	10,826	17,140
Accrued real estate taxes payable	13,615	11,230
Accrued interest payable	8,603	9,399
Security deposit liability	3,004	3,159
Prepaid rents	1,493	1,773
Total Liabilities	1,491,959	1,607,775

Redeemable noncontrolling interests in the Operating Partnership	5,618	5,246

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,403,537 and 25,674,313 shares issued and outstanding, respectively	254	256
Additional paid-in capital	402,117	413,010
Accumulated earnings less dividends	23,695	11,493
Accumulated other comprehensive income	65,079	69,865
Total Stockholders' Equity	491,145	494,624
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,988,722	$2,107,645

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$62,383	$67,810	$127,981	$135,347
Other income	1,855	1,759	3,834	3,449
Total revenues	64,238	69,569	131,815	138,796
Expenses
Property operating expenses	13,776	15,492	27,544	28,758
Real estate taxes and insurance	8,188	9,334	17,500	19,354
Property management fees (1)	1,872	2,031	3,830	4,058
Advisory and administrative fees (2)	1,734	1,927	3,477	3,816
Corporate general and administrative expenses	4,779	4,624	9,689	7,991
Property general and administrative expenses	2,651	2,242	4,932	4,512
Depreciation and amortization	24,442	23,872	48,765	47,138
Total expenses	57,442	59,522	115,737	115,627
Operating income before gain on sales of real estate	6,796	10,047	16,078	23,169
Gain on sales of real estate (3)	18,686	—	50,395	—
Operating income	25,482	10,047	66,473	23,169
Interest expense	(13,971)	(14,524)	(28,362)	(31,263)
Gain (loss) on extinguishment of debt and modification costs	(255)	—	(801)	122
Casualty loss	(737)	(66)	(538)	(880)
Gain on forfeited deposits	—	250	—	250
Equity in earnings of affiliate	53	—	91	—
Miscellaneous income	66	325	177	736
Net income (loss)	10,638	(3,968)	37,040	(7,866)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	42	(15)	146	(30)
Net income (loss) attributable to common stockholders	$10,596	$(3,953)	$36,894	$(7,836)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(7,488)	13,130	(4,805)	(4,076)
Total comprehensive income (loss)	3,150	9,162	32,235	(11,942)
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	12	35	127	(45)
Comprehensive income (loss) attributable to common stockholders	$3,138	$9,127	$32,108	$(11,897)

Weighted average common shares outstanding - basic	25,540	25,677	25,630	25,633
Weighted average common shares outstanding - diluted	26,309	25,677	26,331	25,633

Earnings (loss) per share - basic	$0.41	$(0.15)	$1.44	$(0.31)
Earnings (loss) per share - diluted	$0.40	$(0.15)	$1.40	$(0.31)

(1)
Fees incurred to an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).
(3)
$31.5 million with a related party for the six months ended June 30, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, March 31, 2024	—	$—	$25,774,730	$257	$414,243	$25,742	$72,537	$—	$512,779
Net income attributable to common stockholders	—	—	—	—	—	10,596	—	—	10,596
Vesting of stock-based compensation	—	—	67,485	1	2,443	—	—	—	2,444
Repurchases of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury		—	(438,678)	(4)	(14,569)	—		14,573	—
Common stock dividends declared ($0.46242 per share)	—	—	—	—	—	(12,071)	—	—	(12,071)
Other comprehensive loss	—	—	—	—	—	—	(7,458)	—	(7,458)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(572)	—	—	(572)
Balances, June 30, 2024	—	$—	25,403,537	$254	$402,117	$23,695	$65,079	$—	$491,145

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2023	—	$—	$25,674,313	$256	$413,010	$11,493	$69,865	$—	$494,624
Net income attributable to common stockholders	—	—	—	—	—	36,894	—	—	36,894
Vesting of stock-based compensation	—	—	167,902	2	3,676	—	—	—	3,678
Repurchases of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury	—	—	(438,678)	(4)	(14,569)	—	—	14,573	—
Common stock dividends declared ($0.92484 per share)	—	—	—	—	—	(24,351)	—	—	(24,351)
Other comprehensive loss	—	—	—	—	—	—	(4,786)	—	(4,786)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(341)	—	—	(341)
Balances, June 30, 2024	—	$—	25,403,537	$254	$402,117	$23,695	$65,079	$—	$491,145

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

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$37,040	$(7,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate	(50,395)	—
Depreciation and amortization	48,765	47,138
Amortization/write-off of deferred financing costs	2,221	1,353
Change in fair value on derivative instruments included in interest expense	(26,276)	(22,912)
Net cash received on derivative settlements	28,346	22,008
Amortization/write-off of fair value adjustment of assumed debt	(53)	(54)
Provision for bad debts, net	2,305	4,765
Vesting of stock-based compensation	5,231	4,461
Insurance proceeds received for business interruption	649	449
Equity in earnings of affiliate	(91)	—
Gain on forfeited deposits	—	(250)
Casualty gains (loss)	107	(1,301)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(2,066)	(4,709)
Prepaid and other assets	(2,950)	(2,938)
Operating liabilities	(5,872)	5,010
Real estate taxes payable	2,385	8,761
Net cash provided by operating activities	39,346	53,915

Cash flows from investing activities
Net proceeds from sales of real estate	141,608	—
Forfeited deposits	—	250
Self-insurance paid for casualty loss	—	(1,819)
Insurance proceeds received from casualty losses	1,227	4,327
Additions to real estate investments	(18,306)	(39,535)
Acquisitions of real estate investments	—	415
Net cash provided by (used in) investing activities	124,529	(36,362)

Cash flows from financing activities
Mortgage proceeds received	—	42,788
Mortgage payments	(88,300)	(28,253)
Credit facilities payments	(24,000)	(17,500)
Deferred financing costs received (paid)	—	1,001
Interest rate cap fees paid	(706)	(215)
Prepayment penalties on extinguished debt	(729)	(285)
Payments for taxes related to net share settlement of stock-based compensation	(1,510)	(1,717)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(96)	(49)
Repurchase of common stock	(14,573)	—
Dividends paid to common stockholders	(24,593)	(22,145)
Net cash used in financing activities	(154,507)	(26,375)

Net increase (decrease) in cash, cash equivalents and restricted cash	9,368	(8,822)
Cash, cash equivalents and restricted cash, beginning of period	45,279	51,799
Cash, cash equivalents and restricted cash, end of period	$54,647	$42,977

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$54,068	$51,222
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	415
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(341)	(282)
Capitalized construction costs included in accounts payable and other accrued liabilities	3,607	5,013
Change in fair value on derivative instruments designated as hedges	(4,805)	(4,076)
Decrease in dividends payable upon vesting of restricted stock units	(242)	(158)
Write-off of assets due to casualty losses	1	1,751
Write-off of deferred financing costs	71	38

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2024, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

2. Summary of Significant Accounting Policies

Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K ("2023 Annual Report"), filed with the United States Securities and Exchange Commission ("SEC") on February 27, 2024 and also available on our website (nxrt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2023 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of June 30, 2024, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2024 and December 31, 2023, there were one and three properties classified as held for sale, respectively. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheets also includes approximately $0.1 million and $0.8 million of accounts receivable and prepaid and other assets, and approximately $0.4 million and $4.9 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of June 30, 2024 and December 31, 2023, respectively.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the six months ended June 30, 2024 and 2023.

Dispositions

The Company sold two properties during the six months ended June 30, 2024, as detailed in the table below (in thousands). There were no dispositions during the six months ended June 30, 2023.

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Old Farm	(2)	Houston, Texas	March 1, 2024	$103,000	$102,704	$31,548
Radbourne Lake		Charlotte, North Carolina	April 30, 2024	39,250	38,904	18,847
				$142,250	$141,608	$50,395
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

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the state of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the Company had

approximately $0.2 million and $0.1 million accrued for case reserves, respectively. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the six months ended June 30, 2024 and 2023. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statement of operations and comprehensive income (loss). Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets. As of June 30, 2024 and December 31, 2023, there were 21 and 107 down units, respectively.

During the three and six months ended June 30, 2024, the Company recognized $0.7 million and $0.5 million in casualty losses, respectively, and $0.1 million and $0.2 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss), respectively.

During the three and six months ended June 30, 2023, the Company recognized approximately $0.1 million and $0.9 million in casualty losses which is included in casualty loss and $0.3 million and $0.7 million in business interruption income which is included in miscellaneous income on the consolidated statement of operations and comprehensive income (loss), respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2024 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Arbors on Forest Ridge	Floating	120	$19,184		6.89%	12/1/2032
Cutter's Point	Floating	120	21,524		6.89%	12/1/2032
The Summit at Sabal Park	Floating	120	30,826		6.89%	12/1/2032
Courtney Cove	Floating	120	36,146		6.89%	12/1/2032
The Preserve at Terrell Mill	Floating	120	71,098		6.89%	12/1/2032
Versailles	Floating	120	40,247		6.89%	12/1/2032
Seasons 704 Apartments	Floating	120	33,132		6.89%	12/1/2032
Madera Point	Floating	120	34,457		6.89%	12/1/2032
Venue at 8651	Floating	120	18,690		6.89%	12/1/2032
The Venue on Camelback	Floating	120	42,788		7.52%	2/1/2033
Sabal Palm at Lake Buena Vista	Floating	84	42,100		6.75%	9/1/2025
Cornerstone	Floating	120	46,804		7.43%	12/1/2032
Parc500	Floating	120	29,416		6.89%	12/1/2032
Rockledge Apartments	Floating	120	93,129		6.89%	12/1/2032
Atera Apartments	Floating	120	46,198		6.89%	12/1/2032
Versailles II	Floating	84	12,061		6.63%	10/1/2025
Brandywine I & II	Floating	84	43,835		6.63%	10/1/2025
Bella Vista	Floating	84	29,040		6.77%	2/1/2026
The Enclave	Floating	84	25,322		6.77%	2/1/2026
The Heritage	Floating	84	24,625		6.77%	2/1/2026
Summers Landing	Floating	84	10,109		6.63%	10/1/2025
Residences at Glenview Reserve	Floating	84	25,434		6.89%	10/1/2025
Residences at West Place	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	Floating	84	177,100		6.88%	9/1/2026
Arbors of Brentwood	Floating	84	34,237		6.88%	10/1/2026
Torreyana Apartments	Floating	120	50,580		6.89%	12/1/2032
Bloom	Floating	120	59,830		6.89%	12/1/2032
Bella Solara	Floating	120	40,328		6.89%	12/1/2032
Fairways at San Marcos	Floating	120	60,228		6.89%	12/1/2032
The Verandas at Lake Norman	Floating	84	34,925		7.19%	7/1/2028
Creekside at Matthews	Floating	120	29,648		6.89%	12/1/2032
Six Forks Station	Floating	120	41,180		7.05%	10/1/2031
High House at Cary	Floating	84	46,625		7.35%	1/1/2029
The Adair	Floating	84	35,115		7.31%	4/1/2029
Estates on Maryland	Floating	84	43,157		7.31%	4/1/2029
			$1,462,935
Fair market value adjustment			450	(2)
Deferred financing costs, net of accumulated amortization of $4,588			(8,967)
			$1,454,418

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of June 30, 2024, SOFR was 5.34%.
(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of the Company’s mortgage indebtedness was 6.89% as of June 30, 2024 and 6.90% as of December 31, 2023. As of June 30, 2024, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.63% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 0.98% for its combined $1.1 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.1 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2024 and December 31, 2023, the Company believes it is in compliance with all provisions.

Credit Facility

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility, with Truist Bank ("Truist Bank"), with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. As of June 30, 2024, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments. The Company can voluntarily and permanently reduce all of the revolving commitments before the maturity date. As of June 30, 2024 and December 31, 2023, the Company had $0.0 million and $24.0 million outstanding on the Corporate Credit Facility, respectively.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owed under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. As of June 30, 2024 and December 31, 2023, the Company is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. As of June 30, 2024, the Company had $3.0 million of deferred financing costs and $2.8 million of accumulated amortization related to the Corporate Credit Facility classified in prepaid and other assets on the consolidated balance sheet. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended June 30, 2024 and 2023, amortization of deferred financing costs of approximately $0.7 million and $0.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2024 and 2023, amortization of deferred financing costs of approximately $1.4 million and $1.5 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Gain (Loss) on Extinguishment of Debt and Modification Costs

Gain (loss) on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the three and six months ended June 30, 2024, the Company recognized losses on extinguishment of $0.3 million and $0.8 million, respectively. During the three and six months ended June 30, 2023, the Company recognized gains of $0.0 million and $0.1 million, respectively.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2024 are as follows (in thousands):

Operating Properties
2024	$147
2025	133,392
2026	290,324
2027	—
2028	81,042
Thereafter	958,030
Total	$1,462,935

5. Fair Value of Derivatives and Financial Instruments

Derivative Financial Instruments and Hedging Activities

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our 2023 Annual Report.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to the daily compounded average of SOFR plus a 0.11448% adjustment (“Adjusted SOFR”).

As of June 30, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			$1,067,500	0.9807%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of June 30, 2024, Adjusted SOFR was 5.45%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of June 30, 2024, the Company had the following interest rate swap that was designated as a cash flow hedge of interest rate risk with future effective date (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of June 30, 2024, Adjusted SOFR was 5.45%.

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

As of June 30, 2024, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
The Verandas at Lake Norman	Floating	7/1/2024	$34,925	3.40%
Creekside at Matthews	Floating	7/1/2024	31,900	4.40%
Sabal Palm at Lake Buena Vista	Floating	9/1/2024	42,100	6.20%
Residences at Glenview Reserve	Floating	10/1/2024	25,645	4.81%
Timber Creek	Floating	10/1/2024	24,100	4.99%
Brandywine I & II	Floating	10/1/2024	43,835	6.82%
Radbourne Lake	Floating	10/1/2024	20,000	6.46%
Summers Landing	Floating	10/1/2024	10,109	6.07%
Versailles II	Floating	10/1/2024	12,061	6.82%
Six Forks Station	Floating	10/1/2024	41,180	4.00%
High House at Cary	Floating	1/1/2025	46,625	2.74%
The Heritage	Floating	2/1/2025	24,625	5.18%
The Enclave	Floating	2/1/2025	25,322	5.18%
Bella Vista	Floating	2/1/2025	29,040	5.18%
Estates on Maryland	Floating	4/1/2025	43,157	3.91%
The Adair	Floating	4/1/2025	35,115	3.91%
Rockledge Apartments	Floating	12/1/2025	93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Versailles	Floating	12/1/2025	40,247	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue on Camelback	Floating	2/1/2026	42,788	6.07%
			$1,340,080	5.90%

The following table contains summary information regarding our forward interest rate cap that is designated as a cash flow hedge of interest rate risk (dollars in thousands):

Property	Effective Date	Maturity Date	Notional Amount	Strike Rate
The Verandas at Lake Norman	7/1/2024	7/1/2025	$34,925	3.40%

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Fair value of interest rate swaps	$66,225	$71,028	$—	$—
Interest rate caps	Prepaid and other assets	555	—	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	1,699	2,988	—	—
Total		$68,479	$74,016	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2024	2023	OCI into income	2024	2023
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate products	$5,139	$24,845	Interest expense	$12,627	$11,717
For the six months ended June 30,
Interest rate products	$20,729	$17,784	Interest expense	$25,534	$21,862

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2024	2023
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate products	Interest expense	$(116)	$2,013
For the six months ended June 30,
Interest rate products	Interest expense	$(742)	$1,051

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

Financial Instruments Not Carried at Fair Value

At June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$31,569	$33,817	$31,950
Floating rate debt	$1,429,118	$1,365,829	$1,541,419	$1,335,635

6. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2024 and 2023, the Company issued 167,902 and 124,994 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of June 30, 2024, the Company had 25,403,537 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the six months ended June 30, 2024, the Company repurchased 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.22 per share on average. During the six months ended June 30, 2023, the Company did not make any share repurchases. Since the inception of the Share Repurchase Program through June 30, 2024, the Company has repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share on average.

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

	Summary of Grants
	February	March	May	Total
2019	186,662	—	—	186,662
2020	168,183	—	116,852	285,035
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
Total	702,027	616,184	116,852	1,435,063

As of June 30, 2024 and December 31, 2023, the Company had 757,881 and 620,137 unvested units under the 2016 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2024:

	2024
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	620,137		$47.50
Granted	355,475		30.89
Vested	(217,731)	(1)	45.32
Forfeited	—		—
Outstanding June 30,	757,881		$40.47

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 167,902 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to June 30, 2024:

	Shares Vesting
	February	March	May	Total
2025	97,154	136,671	21,769	255,594
2026	64,147	114,965	—	179,112
2027	26,281	114,965	—	141,246
2028	—	114,958	—	114,958
2029	—	66,971	—	66,971
Total	187,582	548,530	21,769	757,881

As of June 30, 2024, the Company had issued 1,150,106 shares of common stock under the 2016 LTIP. For the three months ended June 30, 2024 and 2023, the Company recognized approximately $2.7 million and $2.5 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the six months ended June 30, 2024 and 2023, the Company recognized approximately $5.2 million and $4.5 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of June 30, 2024 and December 31, 2023, the Company had recognized a liability of approximately $1.9 million and $2.1 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of June 30, 2024 and December 31, 2023, the Company had total unrecognized compensation expense on restricted awards of approximately $27.3 million and $21.5 million over a weighted average vesting period of 2.1 and 1.5 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the six months ended June 30, 2024 and 2023, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,353,015
Net proceeds	$60,023,287
Average price per share, net	$53.55

7. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which excludes any unvested restricted stock units issued pursuant to the 2016 LTIP. Diluted earnings (loss) per share is computed by adjusting basic income (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share as the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 8 for additional information.

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Numerator for earnings (loss) per share:
Net income (loss)		$10,638	$(3,968)	$37,040	$(7,866)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		42	(15)	146	(30)
Net income (loss) attributable to common stockholders		$10,596	$(3,953)	$36,894	$(7,836)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,540	25,677	25,630	25,633
Denominator for basic earnings (loss) per share		25,540	25,677	25,630	25,633
Weighted average unvested restricted stock units		769	637	701	557
Denominator for diluted earnings (loss) per share	(1)	26,309	25,677	26,331	25,633

Earnings (loss) per weighted average common share:
Basic		$0.41	$(0.15)	$1.44	$(0.31)
Diluted		$0.40	$(0.15)	$1.40	$(0.31)

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2024 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2023	$5,246
Net income attributable to redeemable noncontrolling interests in the OP	146
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(19)
Distributions to redeemable noncontrolling interests in the OP	(96)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	341
Redeemable noncontrolling interests in the OP, June 30, 2024	$5,618

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2024 and 2023 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Fees incurred
Property management fees	(1)	$1,864	$2,031	$3,807	$4,058
Construction supervision fees	(2)	270	778	429	1,429
Design fees	(2)	11	22	12	33
Acquisition fees	(3)	—	(83)	—	(83)

Reimbursements
Payroll and benefits	(4)	4,766	5,330	9,599	10,781
Other reimbursements	(5)	746	1,432	1,883	2,785

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2024 and 2023, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended June 30, 2024 and 2023, the Company incurred advisory and administrative fees of $1.7 million and $1.9 million, respectively. For the three months ended June 30, 2024 and 2023, the Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.2 million and $5.4 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred advisory and administrative fees of $3.5 million and $3.8 million, respectively. For the six months ended June 30, 2024 and 2023, the Adviser elected to voluntarily waive advisory and administrative fees of $10.7 million and $10.7 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of June 30, 2024, the Company has funded approximately $0.6 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three and six months ended June 30, 2024, the Company included $0.1 million of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income (loss). During the three months ended June 30, 2024 and 2023, the Company incurred expenses of $0.7 million and $0.7 million for fiber internet service, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred expenses of $1.4 million and $1.3 million for fiber internet service, respectively. Expenses incurred for fiber internet service to NLMF Leaseco, LLC is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

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

The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Old Farm subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Old Farm subsidiary (including the property) as of March 1, 2024. Simultaneously with the sale, the Seller, NexBank Capital and the Old Farm subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its retained balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. Therefore, the $1.0 million retained cash balance as of the closing date was not deconsolidated along with the sale. The Company recognized a gain on deconsolidation of $31.5 million.

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

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2024 and December 31, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2024 and December 31, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

On April 1, 2024, the Adviser entered into a new self-insurance policy resulting in a new aggregate amount of $2,950,000 (the “2024 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.1 million being allocated to the Company.

11. Subsequent Events

Dividends Declared

On July 29, 2024, the Company’s Board approved a quarterly dividend of $0.46242 per share, payable on September 30, 2024 to stockholders of record on September 13, 2024.

Application to Refinance 17 Properties

On July 29, 2024, the Company submitted an application with JPMorgan Chase Bank, N.A. to refinance mortgage debt on 17 properties totaling $750 million of estimated loan proceeds, with an expected spread of 109 basis points over 30-Day average SOFR, through a Freddie Mac Agency Lending Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report.

Overview

As of June 30, 2024, our Portfolio consisted of 36 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,174 units of apartment space that was approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,517. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of June 30, 2024, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by an unaffiliated limited partner (see Note 8 to our consolidated financial statements).

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2024 and 2023.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The three months ended June 30, 2024 as compared to the three months ended June 30, 2023

The following table sets forth a summary of our operating results for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Total revenues	$64,238	$69,569	$(5,331)
Total expenses	(57,442)	(59,522)	2,080
Operating income before gain on sales of real estate	6,796	10,047	(3,251)
Gain on sales of real estate	18,686	—	18,686
Operating income	25,482	10,047	15,435
Interest expense	(13,971)	(14,524)	553
Casualty loss	(737)	(66)	(671)
Gain on forfeited deposits	—	250	(250)
Equity in earnings of affiliate	53	—	53
Miscellaneous income	66	325	(259)
Loss on extinguishment of debt and modification costs	(255)	—	(255)
Net income (loss)	10,638	(3,968)	14,606
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	42	(15)	57
Net income (loss) attributable to common stockholders	$10,596	$(3,953)	$14,549

The change in our net income for the three months ended June 30, 2024 as compared to our net loss for the three months ended June 30, 2023 primarily relates to our gain on sales of real estate of $18.7 million.

Revenues

Rental income. Rental income was $62.4 million for the three months ended June 30, 2024 compared to $67.8 million for the three months ended June 30, 2023, which was a decrease of approximately $5.4 million. The decrease between the periods was primarily due our disposition activity in 2024 and in the later half of 2023, partially offset by a 1.3% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,517 as of June 30, 2024 from $1,497 as of June 30, 2023. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $1.9 million for the three months ended June 30, 2024 compared to $1.8 million for the three months ended June 30, 2023, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in interest income on deposits.

Expenses

Property operating expenses. Property operating expenses were $13.8 million for the three months ended June 30, 2024 compared to $15.5 million for the three months ended June 30, 2023, which was a decrease of approximately $1.7 million. The decrease between periods was primarily due to a decrease our disposition activity in 2023 and 2024.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.2 million for the three months ended June 30, 2024 compared to $9.3 million for the three months ended June 30, 2023, which was a decrease of approximately $1.1 million. The decrease between the periods was primarily due to our acquisition and disposition activity in 2023 and 2024 and the timing of the transactions.

Property management fees. Property management fees were $1.9 million for the three months ended June 30, 2024 compared to $2.0 million for the three months ended June 30, 2023 which was a decrease of $0.1 million. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $1.7 million for the three months ended June 30, 2024 compared to $1.9 million for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.2 million and $5.4 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.8 million for the three months ended June 30, 2024 compared to $4.6 million for the three months ended June 30, 2023, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to increases of $0.2 million in stock compensation expense.

Property general and administrative expenses. Property general and administrative expenses were $2.7 million for the three months ended June 30, 2024 compared to $2.2 million for the three months ended June 30, 2023, which was an increase of $0.5 million. The increase between periods primarily relates to an increase in franchise taxes of $0.3 million.

Depreciation and amortization. Depreciation and amortization costs were $24.4 million for the three months ended June 30, 2024 compared to $23.9 million for the three months ended June 30, 2023, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in depreciation expense of approximately $0.6 million, which was primarily due to our value-add activities in 2023 and 2024.

Other Income and Expense

Interest expense. Interest expense was $14.0 million for the three months ended June 30, 2024 compared to $14.5 million for the three months ended June 30, 2023, which was a decrease of approximately $0.5 million. There was a decrease in interest on debt of approximately $1.8 million and increase in effective interest rate swap expense of $0.9 million, partially offset by mark-to-market on interest rate caps of $1.9 million. The following table details the various costs included in interest expense for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Interest on debt	$26,012	$27,553	$(1,541)
Amortization of deferred financing costs	702	708	(6)
Interest rate swaps - effective portion	(12,627)	(11,717)	(910)
Interest rate caps mark-to-market (gain)	(116)	(2,020)	1,904
Total	$13,971	$14,524	$(553)

Casualty (loss). Casualty loss was $0.7 million compared to a $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase in casualty loss between periods of $0.6 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The decrease between periods is attributable to a decrease in business interruption proceeds.

Gain on sale of real estate. Gain on sale of real estate was $18.7 million compared to $0.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase between periods is attributable to one disposition during the three months ended June 30, 2024 compared to none during the three months ended June 30, 2023.

The six months ended June 30, 2024 as compared to the six months ended June 30, 2023

The following table sets forth a summary of our operating results for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Total revenues	$131,815	$138,796	$(6,981)
Total expenses	(115,737)	(115,627)	(110)
Operating income before gain on sales of real estate	16,078	23,169	(7,091)
Gain on sales of real estate	50,395	—	50,395
Operating income	66,473	23,169	43,304
Interest expense	(28,362)	(31,263)	2,901
Casualty loss	(538)	(880)	342
Gain on forfeited deposits	-	250	(250)
Equity in earnings of affiliate	91	—	91
Miscellaneous income	177	736	(559)
(Gain) loss on extinguishment of debt and modification costs	(801)	122	(923)
Net income (loss)	37,040	(7,866)	44,906
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	146	(30)	176
Net income (loss) attributable to common stockholders	$36,894	$(7,836)	$44,730

The change in our net income for the six months ended June 30, 2024 as compared to the net loss for the six months ended June 30, 2023 primarily relates our gain on sales of real estate of $50.4 million.

Revenues

Rental income. Rental income was $128.0 million for the six months ended June 30, 2024 compared to $135.3 million for the six months ended June 30, 2023, which was a decrease of approximately $7.3 million. The decrease between the periods was primarily due to our disposition activity in 2023 and 2024, partially offset by a 1.3% increase in the weighted average monthly effective rent per occupied apartment unit in our Portfolio to $1,517 as of June 30, 2024 from $1,497 as of June 30, 2023. The increase in effective rent was primarily driven by the value-add program that we have implemented and organic growth in rents in the markets where our properties are located.

Other income. Other income was $3.8 million for the six months ended June 30, 2024 compared to $3.4 million for the six months ended June 30, 2023, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to a $0.1 million increase in internet and tech income.

Expenses

Property operating expenses. Property operating expenses were $27.5 million for the six months ended June 30, 2024 compared to $28.8 million for the six months ended June 30, 2023, which was a decrease of approximately $1.3 million. The decrease between the periods was primarily due to our disposition activity in 2024 and the last half of 2023.

Real estate taxes and insurance. Real estate taxes and insurance costs were $17.5 million for the six months ended June 30, 2024 compared to $19.4 million for the six months ended June 30, 2023, which was a decrease of approximately $1.9 million. The decrease between the periods was primarily due to our disposition activity in 2024 and the last half of 2023.

Property management fees. Property management fees were $3.8 million for the six months ended June 30, 2024 and $4.1 million for the six months ended June 30, 2023. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $3.5 million for the six months ended June 30, 2024 and $3.8 million for the six months ended June 30, 2023 which was a decrease of approximately $0.3 million. For the six months ended June 30, 2024 and 2023, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $10.7 million and $10.7 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $9.7 million for the six months ended June 30, 2024 compared to $8.0 million for the six months ended June 30, 2023, which was an increase of approximately $1.7 million. The increase was primarily due to an increase in stock compensation expense of $0.8 million.

Property general and administrative expenses. Property general and administrative expenses were $4.9 million for the six months ended June 30, 2024 compared to $4.5 million for the six months ended June 30, 2023, which was an increase of approximately $0.4 million. The increase was primarily due to an increase in centralized services.

Depreciation and amortization. Depreciation and amortization costs were $48.8 million for the six months ended June 30, 2024 compared to $47.1 million for the six months ended June 30, 2023, which was an increase of approximately $1.7 million. The increase between the periods was primarily due to an increase of $1.6 million in depreciation expense, which was primarily due to our value-add activities.

Other Income and Expense

Interest expense. Interest expense was $28.4 million for the six months ended June 30, 2024 compared to $31.3 million for the six months ended June 30, 2023, which was a decrease of approximately $2.9 million. The decrease between the periods was primarily due to an increase in benefit from interest rate swaps of $3.7 million. The following table details the various costs included in interest expense for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Interest on debt	$53,219	$52,700	$519
Amortization of deferred financing costs	1,419	1,475	(56)
Interest rate swaps	(25,534)	(21,862)	(3,672)
Interest rate caps mark-to-market (gain)	(742)	(1,050)	308
Total	$28,362	$31,263	$(2,901)

Casualty (loss). Casualty loss was $0.5 million compared to a $0.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in casualty loss between periods of $0.4 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.2 million compared to $0.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease between periods is attributable to a decrease in business interruption proceeds.

Gain on sale of real estate. Gain on sale of real estate was $50.4 million compared to $0.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase between periods is attributable to our two dispositions during the six months ended June 30, 2024 compared to none during the six months ended June 30, 2023.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense (2) advisory and administrative fees, (3) the impact of: (a) depreciation and amortization expenses and (b) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) corporate income that is not reflective of operations of the properties, (6) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (7) casualty-related expenses/(recoveries) and casualty gains (losses), (8) gain (loss) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, (9) gain on forfeited deposits, (10) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (11) equity in earnings of affiliates.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses, and non-operating fees to affiliates and equity in earnings of affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Gain on forfeited deposits is excluded as it does not reflect the ongoing operations of the properties. Corporate income is excluded as it does not pertain to the performance of the operating properties. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2024 and 2023

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and six months ended June 30, 2024 and 2023 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Net income (loss)		$10,638	$(3,968)	$37,040	$(7,866)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,734	1,927	3,477	3,816
Corporate general and administrative expenses		4,779	4,624	9,689	7,991
Corporate income		(516)	—	(812)	—
Casualty-related expenses/(recoveries)	(1)	232	398	267	(1,308)
Casualty loss		737	66	538	880
Gain on forfeited deposits		—	(250)	—	(250)
Property general and administrative expenses	(2)	1,334	776	2,317	1,557
Depreciation and amortization		24,442	23,872	48,765	47,138
Interest expense		13,971	14,524	28,362	31,263
Equity in earnings of affiliate		(53)	—	(91)	—
Loss (gain) on extinguishment of debt and modification costs		255	—	801	(122)
Gain on sales of real estate	(3)	(18,686)	—	(50,395)	—
NOI		$38,867	$41,969	$79,958	$83,099
Less Non-Same Store
Revenues		(818)	(8,049)	(4,702)	(16,092)
Operating expenses		393	3,678	2,407	8,339
Operating income		—	(66)	(3)	(124)
Same Store NOI		$38,442	$37,532	$77,660	$75,222

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

Net Operating Income for Our Q2 Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2024 and 2023

There are 35 properties encompassing 12,963 units of apartment space in our same store pool for the three months ended June 30, 2024 and 2023 (our “Q2 Same Store” properties). Our Q2 Same Store properties exclude the following property in our Portfolio as of June 30, 2024: Stone Creek at Old Farm, as well as the 21 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2024 and 2023 for our Q2 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$61,615	$60,069	$1,546	2.6%
Other income	1,290	1,451	(161)	-11.1%
Same Store revenues	62,905	61,520	1,385	2.3%
Non-Same Store
Rental income	768	7,741	(6,973)	N/M
Other income	50	308	(258)	N/M
Non-Same Store revenues	818	8,049	(7,231)	N/M
Total revenues	63,723	69,569	(5,846)	-8.4%

Operating expenses
Same Store
Property operating expenses (1)	13,150	13,005	145	1.1%
Real estate taxes and insurance	8,281	8,225	56	0.7%
Property management fees (2)	1,831	1,783	48	2.7%
Property general and administrative expenses (3)	1,267	1,234	33	2.7%
Same Store operating expenses	24,529	24,247	282	1.2%
Non-Same Store
Property operating expenses (4)	395	2,089	(1,694)	N/M
Real estate taxes and insurance	(93)	1,109	(1,202)	N/M
Property management fees (2)	41	248	(207)	N/M
Property general and administrative expenses (5)	50	232	(182)	N/M
Non-Same Store operating expenses	393	3,678	(3,285)	N/M
Total operating expenses	24,922	27,925	(3,003)	-10.8%

Operating income
Same Store
Miscellaneous income	66	259	(193)	N/M
Non-Same Store
Miscellaneous income	—	66	(66)	N/M
Total operating income	66	325	(259)	-79.7%

NOI
Same Store	38,442	37,532	910	2.4%
Non-Same Store	425	4,437	(4,012)	-90.4%
Total NOI	$38,867	$41,969	$(3,102)	-7.4%
(1)
For the three months ended June 30, 2024 and 2023, excludes approximately $231,000 and $360,000, respectively, of casualty-related expenses.
(2)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP.
(3)
For the three months ended June 30, 2024 and 2023, excludes approximately $1,151,000 and $664,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended June 30, 2024 and 2023, excludes approximately $0 and $38,000, respectively, of casualty-related expenses.
(5)
For the three months ended June 30, 2024 and 2023, excludes approximately $183,000 and $112,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2024 and 2023.”

Q2 Same Store Results of Operations for the Three Months Ended June 30, 2024 and 2023

As of June 30, 2024, our Q2 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. As of June 30, 2023, our Q2 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,535. For our Q2 Same Store properties, we recorded the following operating results for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:

Revenues

Rental income. Rental income was $61.6 million for the three months ended June 30, 2024 compared to $60.1 million for the three months ended June 30, 2023, which was an increase of approximately $1.5 million, or 2.6%. The increase is attributable to an increase in weighted average occupancy during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Other income. Other income was $1.3 million for the three months ended June 30, 2024, compared to $1.5 million for the three months ended June 30, 2023, which was a decrease of $0.2 million. The majority of the decrease is related to a $0.1 million decrease in cable income.

Expenses

Property operating expenses. Property operating expenses were $13.2 million for the three months ended June 30, 2024 compared to $13.0 million for the three months ended June 30, 2023, which was an increase of $0.2 million, or 1.1%. The majority of the increase is related to repairs and maintenance and utilities increases of $0.1 million and $0.1 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.3 million for the three months ended June 30, 2024 compared to $8.2 million for the three months ended June 30, 2023, which is an increase of $0.1 million.

Property management fees. Property management fees were $1.8 million for the three months ended June 30, 2024 compared to $1.8 million for the three months ended June 30, 2023, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023, which was an increase of approximately $0.1 million. The increase between periods was primarily due to an increase in marketing expense.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2024 and 2023

There are 35 properties encompassing 12,963 units of apartment space in our same store pool for the six months ended June 30, 2024 and 2023 (our “Same Store” properties). Our Same Store properties exclude the following property in our Portfolio as of June 30, 2024: Stone Creek at Old Farm, as well as the 21 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2024 and 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$123,526	$119,829	$3,697	3.1%
Other income	2,776	2,875	(99)	-3.4%
Same Store revenues	126,302	122,704	3,598	2.9%
Non-Same Store
Rental income	4,455	15,518	(11,063)	N/M
Other income	247	574	(327)	N/M
Non-Same Store revenues	4,702	16,092	(11,390)	N/M
Total revenues	131,004	138,796	(7,792)	-5.6%

Operating expenses
Same Store
Property operating expenses (1)	25,854	25,599	255	1.0%
Real estate taxes and insurance	16,837	16,463	374	2.3%
Property management fees (2)	3,653	3,561	92	2.6%
Property general and administrative expenses (3)	2,472	2,471	1	0.0%
Same Store operating expenses	48,816	48,094	722	1.5%
Non-Same Store
Property operating expenses (4)	1,424	4,468	(3,044)	N/M
Real estate taxes and insurance	663	2,891	(2,228)	N/M
Property management fees (2)	177	497	(320)	N/M
Property general and administrative expenses (5)	143	483	(340)	N/M
Non-Same Store operating expenses	2,407	8,339	(5,932)	N/M
Total operating expenses	51,223	56,433	(5,210)	-9.2%

Operating income
Same Store
Miscellaneous income	174	612	(438)	N/M
Non-Same Store
Miscellaneous income	3	124	(121)	N/M
Total operating income	177	736	(559)	-76.0%

NOI
Same Store	77,660	75,222	2,438	3.2%
Non-Same Store	2,298	7,877	(5,579)	N/M
Total NOI	$79,958	$83,099	$(3,141)	-3.8%

(1)
For the six months ended June 30, 2024 and 2023, excludes approximately $263,000 and $(1,495,000), respectively, of casualty-related expenses/(recoveries).

(2)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)
For the six months ended June 30, 2024 and 2023, excludes approximately $2,064,000 and $1,301,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.
(4)
For the six months ended June 30, 2024 and 2023, excludes approximately $3,000 and $186,000, respectively, of casualty-related expenses.
(5)
For the six months ended June 30, 2024 and 2023, excludes approximately $253,000 and $257,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2024 and 2023.”

Same Store Results of Operations for the Six Months Ended June 30, 2024 and 2023

As of June 30, 2024, our Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. As of June 30, 2023, our Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,535. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

Revenues

Rental income. Rental income was $123.5 million for the six months ended June 30, 2024 compared to $119.8 million for the six months ended June 30, 2023, which was an increase of approximately $3.7 million, or 3.1%.

Other income. Other income was $2.8 million for the six months ended June 30, 2024 compared to $2.9 million for the six months ended June 30, 2023, which was a decrease of approximately $0.1 million, or 3.4%. The majority of the decrease is related to a $0.1 million decrease in laundry income.

Expenses

Property operating expenses. Property operating expenses were $25.9 million for the six months ended June 30, 2024 compared to $25.6 million for the six months ended June 30, 2023, which was an increase of approximately $0.3 million, or 1.0%. The majority of the increase is related to an increase of approximately $0.2 million in repairs and maintenance.

Real estate taxes and insurance. Real estate taxes and insurance costs were $16.8 million for the six months ended June 30, 2024 compared to $16.5 million for the six months ended June 30, 2023, which was an increase of approximately $0.3 million. The majority of the increase is related to a $1.0 million, or 5.4%, increase in property tax. Additionally, insurance expense increased by $0.2 million, or 6.0%.

Property management fees. Property management fees were $3.7 million for the six months ended June 30, 2024 compared to $3.6 million for the six months ended June 30, 2023, which was an increase of approximately $0.1 million. The majority of the increase is related to a $3.7 million, or 3.1%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.5 million for the six months ended June 30, 2024 compared to $2.5 million for the six months ended June 30, 2023, which was an flat.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023	% Change
Net income (loss)		$10,638	$(3,968)	$37,040	$(7,866)	N/M
Depreciation and amortization		24,442	23,872	48,765	47,138	3.5%
Gain on sales of real estate	(1)	(18,686)	—	(50,395)	—	0.0%
Adjustment for noncontrolling interests		(64)	(76)	(139)	(149)	-6.7%
FFO attributable to common stockholders		16,330	19,828	35,271	39,123	-9.8%

FFO per share - basic		$0.64	$0.77	$1.38	$1.53	-9.8%
FFO per share - diluted		$0.62	$0.75	$1.34	$1.49	-10.1%

Loss (gain) on extinguishment of debt and modification costs		255	—	801	(122)	N/M
Casualty-related expenses/(recoveries)		232	398	267	(1,308)	N/M
Casualty loss		737	66	538	880	-38.9%
Gain on forfeited deposits		—	(250)	—	(250)	N/M
Amortization of deferred financing costs - acquisition term notes		331	331	661	661	0.0%
Adjustment for noncontrolling interests		(6)	(3)	(9)	(1)	N/M
Core FFO attributable to common stockholders		17,879	20,370	37,529	38,983	-3.7%

Core FFO per share - basic		$0.70	$0.79	$1.46	$1.52	-3.9%
Core FFO per share - diluted		$0.68	$0.77	$1.43	$1.49	-4.0%

Amortization of deferred financing costs - long term debt		371	377	758	814	-6.9%
Equity-based compensation expense		2,684	2,495	5,231	4,461	17.3%
Adjustment for noncontrolling interests		(12)	(10)	(24)	(20)	20.0%
AFFO attributable to common stockholders		20,922	23,232	43,494	44,238	-1.7%

AFFO per share - basic		$0.82	$0.91	$1.70	$1.73	-1.7%
AFFO per share - diluted		$0.80	$0.88	$1.65	$1.69	-2.4%

Weighted average common shares outstanding - basic		25,540	25,667	25,630	25,633	0.0%
Weighted average common shares outstanding - diluted	(2)	26,309	26,304	26,331	26,190	0.5%

Dividends declared per common share		$0.46242	$0.42	$0.92484	$0.84	10.1%

Net income (loss) Coverage - diluted	(3)	0.87x	-0.36x	1.51x	-0.37x	510.2%
FFO Coverage - diluted	(3)	1.34x	1.79x	1.45x	1.77x	-18.3%
Core FFO Coverage - diluted	(3)	1.47x	1.84x	1.55x	1.77x	-12.8%
AFFO Coverage - diluted	(3)	1.72x	2.10x	1.78x	2.01x	-11.3%

(1)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(2)
Indicates coverage ratio of Net loss/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended June 30, 2024 as compared to the three months ended June 30, 2023

FFO was $16.3 million for the three months ended June 30, 2024 compared to $19.8 million for the three months ended June 30, 2023, which was a decrease of approximately $3.5 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $5.3 million, partially offset by decreases in interest expense and property operating expenses of $0.8 million and $1.7 million, respectively.

Core FFO was $17.9 million for the three months ended June 30, 2024 compared to $20.4 million for the three months ended June 30, 2023, which was a decrease of approximately $2.5 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO, partially offset by an increase in casualty losses of $0.7 million

AFFO was $20.9 million for the three months ended June 30, 2024 compared to $23.2 million for the three months ended June 30, 2023, which was a decrease of approximately $2.3 million. The change in our AFFO between the periods primarily relates to an decrease in Core FFO partially offset by an increase in equity-based compensation expense of $0.2 million.

The six months ended June 30, 2024 as compared to the six months ended June 30, 2023

FFO was $35.3 million for the six months ended June 30, 2024 compared to $39.1 million for the six months ended June 30, 2023, which was a decrease of approximately $3.8 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $7.0 million, offset by a decrease in interest expense of $3.1 million.

Core FFO was $37.5 million for the six months ended June 30, 2024 compared to $39.0 million for the six months ended June 30, 2023, which was a decrease of approximately $1.5 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO, partially offset by increases in loss on extinguishment of debt and modification costs and casualty-related expenses of $0.9 million and $1.6 million, respectively.

AFFO was $43.5 million for the six months ended June 30, 2024 compared to $44.2 million for the six months ended June 30, 2023, which was a decrease of approximately $0.7 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO partially offset by an increase of equity-based compensation expense of $0.8 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of June 30, 2024, we had approximately $4.2 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2024.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$39,346	$53,915
Net cash provided by (used in) investing activities	124,529	(36,362)
Net cash used in financing activities	(154,507)	(26,375)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,368	(8,822)
Cash, cash equivalents and restricted cash, beginning of period	45,279	51,799
Cash, cash equivalents and restricted cash, end of period	$54,647	$42,977

Cash flows from operating activities. During the six months ended June 30, 2024, net cash provided by operating activities was $39.3 million compared to net cash provided by operating activities of $53.9 million for the six months ended June 30, 2023. The change in cash flows from operating activities was mainly due to decreases in operating liabilities and real estate taxes payable of $11.0 million and $6.4 million, respectively.

Cash flows from investing activities. During the six months ended June 30, 2024, net cash provided by investing activities was $124.5 million compared to net cash used in investing activities of $36.4 million for the six months ended June 30, 2023. The change in cash flows from investing activities was mainly due to two dispositions during the six months ended June 30, 2024 compared to no dispositions during the six months ended June 30, 2023 and a decrease in additions to real estate investments.

Cash flows from financing activities. During the six months ended June 30, 2024, net cash used in financing activities was $154.5 million compared to net cash used in financing activities of $26.4 million for the six months ended June 30, 2023. The change in cash flows from financing activities was mainly due to a net decrease in net debt of approximately $102.8 million and stock repurchases of $14.6 million.

Real Estate Investments Statistics

As of June 30, 2024, the Company was invested in a total of 36 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Arbors on Forest Ridge		155	210	1/31/2014	$1,185	$1,187	94.3%	94.3%
Cutter's Point		198	196	1/31/2014	1,417	1,442	93.9%	93.9%
The Summit at Sabal Park		205	252	8/20/2014	1,485	1,460	92.1%	95.2%
Courtney Cove		225	324	8/20/2014	1,316	1,327	96.0%	95.4%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,716	1,753	95.0%	94.5%
Cornerstone		318	430	1/15/2015	1,449	1,445	94.4%	96.0%
The Preserve at Terrell Mill		692	752	2/6/2015	1,284	1,271	96.0%	96.7%
Versailles		301	388	2/26/2015	1,197	1,262	92.5%	92.3%
Seasons 704 Apartments		217	222	4/15/2015	1,861	1,828	94.1%	96.4%
Madera Point		193	256	8/5/2015	1,304	1,312	95.7%	94.9%
Venue at 8651		289	333	10/30/2015	1,172	1,175	93.7%	91.0%
Parc500		266	237	7/27/2016	1,897	1,914	96.3%	93.1%
The Venue on Camelback		256	415	10/11/2016	1,065	1,065	91.8%	95.2%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,365	1,299	93.2%	94.7%
Rockledge Apartments		802	688	6/30/2017	1,543	1,557	95.8%	95.5%
Atera Apartments		334	380	10/25/2017	1,500	1,476	91.6%	96.3%
Versailles II		199	242	9/26/2018	1,148	1,181	93.8%	90.6%
Brandywine I & II		414	632	9/26/2018	1,198	1,222	95.3%	93.7%
Bella Vista		243	248	1/28/2019	1,769	1,774	94.8%	96.4%
The Enclave		194	204	1/28/2019	1,808	1,820	95.6%	94.6%
The Heritage		199	204	1/28/2019	1,670	1,698	96.6%	96.6%
Summers Landing		139	196	6/7/2019	1,267	1,223	90.8%	93.4%
Residences at Glenview Reserve		344	360	7/17/2019	1,263	1,307	96.1%	95.3%
Residences at West Place		345	342	7/17/2019	1,591	1,559	94.7%	92.1%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	2,176	2,150	95.1%	95.6%
Arbors of Brentwood		325	346	9/10/2019	1,486	1,494	94.5%	92.2%
Torreyana Apartments		309	316	11/22/2019	1,456	1,461	96.2%	95.9%
Bloom		498	528	11/22/2019	1,290	1,298	93.0%	94.9%
Bella Solara		271	320	11/22/2019	1,336	1,337	95.9%	92.6%
Fairways at San Marcos		340	352	11/2/2020	1,596	1,580	97.2%	94.9%
The Verandas at Lake Norman		241	264	6/30/2021	1,355	1,354	95.8%	95.8%
Creekside at Matthews		263	240	6/30/2021	1,431	1,431	96.3%	95.8%
Six Forks Station		360	323	9/10/2021	1,402	1,409	89.5%	92.4%
High House at Cary		293	302	12/7/2021	1,499	1,464	96.4%	95.0%
The Adair		328	232	4/1/2022	1,918	1,968	97.4%	96.6%
Estates on Maryland		324	330	4/1/2022	1,450	1,435	96.1%	95.2%
		12,079	13,174

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2024 and December 31, 2023, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2024 and December 31, 2023, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of June 30, 2024 and December 31, 2023, divided by the total number of units, expressed as a percentage.
(3)
Includes 21 down units due to casualty events as of June 30, 2024 (see Note 3).
(4)
Property classified as held for sale as of June 30, 2024.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of June 30, 2024, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 6.887% and an adjusted weighted average interest rate of 3.63%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 0.98% Adjusted SOFR on our combined $1.1 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.1 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2024, interest rate swap agreements effectively covered 75% of our $1.4 billion of floating rate debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2024, interest rate cap agreements covered $1.3 billion of our $1.4 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap SOFR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.90%.

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

Corporate Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). As of June 30, 2024, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of June 30, 2024, there was $0.0 million in aggregate principal outstanding under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of June 30, 2024, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 4.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with KeyBank and four with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $1.1 billion. As of June 30, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to $1.1 billion of our floating rate debt outstanding with a weighted average fixed rate of 0.98%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 0.98%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
March 1, 2022	March 1, 2025	Truist	145,000	0.5730%
March 1, 2022	March 1, 2025	Truist	105,000	0.6140%
			$1,067,500	0.9807%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of June 30, 2024, Adjusted SOFR was 5.45%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2024 for the next five calendar years subsequent to June 30, 2024. We used Adjusted SOFR as of June 30, 2024 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,462,935	$147	$133,392	$290,324	$—	$81,042	$958,030
Interest expense	(1)	397,322	26,504	49,549	42,225	55,673	53,665	169,706
Total		$1,860,257	$26,651	$182,941	$332,549	$55,673	$134,707	$1,127,736

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2024, we had entered into eight interest rate swap transactions with a combined notional amount of $1.1 billion. We have allocated the total impact of expected settlements on the $1.1 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR as of June 30, 2024 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended June 30, 2024 and 2023, the Company incurred advisory and administrative fees of $1.7 million and $1.9 million, respectively. For the six months ended June 30, 2024 and 2023, advisory and administrative fees were $3.5 million and $3.8 million, respectively.

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

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of June 30, 2024, we had approximately $4.2 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2024 and 2023 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rehab Expenditures		2024	2023	2024	2023
Interior	(1)	$1,063	$7,344	$2,793	$14,653
Exterior and common area		889	4,578	1,363	8,585
Total rehab expenditures		$1,952	$11,922	$4,156	$23,238

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the six months ended June 30, 2024 and 2023, we completed full and partial interior rehabs on 240 and 1,357 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2024 and 2023.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2024. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2024 of $0.46242 per share on April 29, 2024 which was paid on June 28, 2024 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2024 and 2023. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of June 30, 2024, we had total indebtedness of $1.5 billion at a weighted average interest rate of 6.89%, of which $1.4 billion was debt with a floating interest rate. As of June 30, 2024, interest rate swap agreements effectively covered 75% of our $1.4 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 0.98% for Adjusted SOFR on the $1.1 billion notional amount of interest rate swap agreements that we have entered into as of June 30, 2024, which effectively fix the interest rate on $1.4 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2024, the interest rate cap agreements we have entered into effectively cap SOFR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 5.90% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into ten interest rate swap transactions with the Counterparties with a combined notional amount of $1.1 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to that amount with a weighted average fixed rate of 0.98%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 0.98%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of June 30, 2024, of the amounts illustrated in the table below for our indebtedness as of June 30, 2024 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$900
0.50%	1,800
0.75%	2,700
1.00%	3,600

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. This authorization replaced the Board’s prior authorization of the share repurchase program. During the six months ended June 30, 2024, the Company repurchased 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.19 per share on average. Since inception of the Share Repurchase Program through June 30, 2024, the Company had repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,550,628	$28.36	2,550,628	$100.0
April 1 – April 30	257,109	31.68	257,109	91.9
May 1 – May 31	181,569	35.32	181,569	85.5
June 1 – June 30	—	—	—	85.5
Total as of June 30, 2024	2,989,306	$29.07	2,989,306	$85.5

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	August 1, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	August 1, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)