Form 10-Q
period 2024-09-30
NexPoint Residential Trust, Inc.
filed 2024-10-30
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, the registrant had 25,403,537 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2024

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$359,819	$359,819
Buildings and improvements	1,734,428	1,719,864
Construction in progress	2,419	8,322
Furniture, fixtures, and equipment	196,707	180,435
Total Gross Operating Real Estate Investments	2,293,373	2,268,440
Accumulated depreciation and amortization	(484,181)	(411,087)
Total Net Operating Real Estate Investments	1,809,192	1,857,353
Real estate held for sale, net of accumulated depreciation of $4,624 and $31,871, respectively	20,232	110,747
Total Net Real Estate Investments	1,829,424	1,968,100
Cash and cash equivalents	17,412	12,367
Restricted cash	43,306	32,912
Accounts receivable, net	12,746	14,598
Prepaid and other assets	9,359	8,640
Fair value of interest rate swaps	41,075	71,028
TOTAL ASSETS	$1,953,322	$2,107,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,454,735	$1,453,787
Mortgages payable held for sale, net	—	88,044
Credit facility, net	—	23,243
Accounts payable and other accrued liabilities	12,206	17,140
Accrued real estate taxes payable	20,153	11,230
Accrued interest payable	8,632	9,399
Security deposit liability	2,996	3,159
Prepaid rents	1,505	1,773
Total Liabilities	1,500,227	1,607,775

Redeemable noncontrolling interests in the Operating Partnership	5,947	5,246

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,403,537 and 25,674,313 shares issued and outstanding, respectively	254	256
Additional paid-in capital	404,787	413,010
Accumulated earnings less dividends	2,232	11,493
Accumulated other comprehensive income	39,875	69,865
Total Stockholders' Equity	447,148	494,624
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,953,322	$2,107,645

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$62,311	$67,870	$190,292	$203,217
Other income	1,784	1,968	5,618	5,417
Total revenues	64,095	69,838	195,910	208,634
Expenses
Property operating expenses	15,705	15,322	43,249	44,080
Real estate taxes and insurance	8,117	8,832	25,617	28,186
Property management fees (1)	1,843	2,031	5,673	6,089
Advisory and administrative fees (2)	1,702	1,966	5,179	5,782
Corporate general and administrative expenses	4,835	4,906	14,524	12,897
Property general and administrative expenses	1,706	2,615	6,638	7,127
Depreciation and amortization	24,608	23,797	73,373	70,935
Total expenses	58,516	59,469	174,253	175,096
Operating income before gain on sales of real estate	5,579	10,369	21,657	33,538
Gain on sales of real estate (3)	—	43,090	50,395	43,090
Operating income	5,579	53,459	72,052	76,628
Interest expense	(14,594)	(17,587)	(42,956)	(48,850)
Loss on extinguishment of debt and modification costs	—	(2,215)	(801)	(2,093)
Casualty loss	—	(100)	(538)	(980)
Gain on forfeited deposits	—	—	—	250
Equity in earnings of affiliate	53	177	144	177
Miscellaneous income	74	144	251	880
Net income (loss)	(8,888)	33,878	28,152	26,012
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(35)	129	111	99
Net income (loss) attributable to common stockholders	$(8,853)	$33,749	$28,041	$25,913
Other comprehensive loss
Unrealized losses on interest rate derivatives	(25,304)	(744)	(30,109)	(4,820)
Total comprehensive income (loss)	(34,192)	33,134	(1,957)	21,192
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(135)	126	(8)	81
Comprehensive income (loss) attributable to common stockholders	$(34,057)	$33,008	$(1,949)	$21,111

Weighted average common shares outstanding - basic	25,404	25,674	25,554	25,647
Weighted average common shares outstanding - diluted	25,404	26,302	26,274	26,228

Earnings (loss) per share - basic	$(0.35)	$1.31	$1.10	$1.01
Earnings (loss) per share - diluted	$(0.35)	$1.28	$1.07	$0.99

(1)
Fees incurred to an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).
(3)
$31.5 million with a related party for the nine months ended September 30, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, June 30, 2024	—	$—	$25,403,537	$254	$402,117	$23,695	$65,079	$—	$491,145
Net loss attributable to common stockholders	—	—	—	—	—	(8,853)	—	—	(8,853)
Vesting of stock-based compensation	—	—	—	—	2,670	—	—	—	2,670
Common stock dividends declared ($0.46242 per share)	—	—	—	—	—	(12,098)	—	—	(12,098)
Other comprehensive loss	—	—	—	—	—	—	(25,204)	—	(25,204)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(512)	—	—	(512)
Balances, September 30, 2024	—	$—	25,403,537	$254	$404,787	$2,232	$39,875	$—	$447,148

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Nine Months ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2023	—	$—	$25,674,313	$256	$413,010	$11,493	$69,865	$—	$494,624
Net income attributable to common stockholders	—	—	—	—	—	28,041	—	—	28,041
Vesting of stock-based compensation	—	—	167,902	2	6,346	—	—	—	6,348
Repurchases of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury	—	—	(438,678)	(4)	(14,569)	—	—	14,573	—
Common stock dividends declared ($1.38726 per share)	—	—	—	—	—	(36,449)	—	—	(36,449)
Other comprehensive loss	—	—	—	—	—	—	(29,990)	—	(29,990)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the Operating Partnership	—	—	—	—	—	(853)	—	—	(853)
Balances, September 30, 2024	—	$—	25,403,537	$254	$404,787	$2,232	$39,875	$—	$447,148

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

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$28,152	$26,012
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of real estate (1)	(50,395)	(43,090)
Depreciation and amortization	73,373	70,935
Amortization/write-off of deferred financing costs	2,852	4,307
Change in fair value on derivative instruments included in interest expense	(38,290)	(35,155)
Net cash received on derivative settlements	41,613	35,647
Amortization/write-off of fair value adjustment of assumed debt	(79)	(82)
Provision for bad debts, net	3,114	7,258
Vesting of stock-based compensation	7,901	6,955
Insurance proceeds received for business interruption	793	588
Equity in earnings of affiliate	(144)	(177)
Gain on forfeited deposits	—	(250)
Casualty (gains) loss	1,173	(1,630)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(3,052)	(7,980)
Prepaid and other assets	(3,816)	(1,481)
Operating liabilities	(4,974)	4,957
Real estate taxes payable	8,923	14,944
Net cash provided by operating activities	67,144	81,758

Cash flows from investing activities
Net proceeds from sales of real estate	141,608	69,431
Forfeited deposits	—	250
Self-insurance paid for casualty loss	(179)	(1,819)
Insurance proceeds received from casualty losses	1,606	6,595
Additions to real estate investments	(28,367)	(56,904)
Acquisitions of real estate investments	—	415
Net cash provided by investing activities	114,668	17,968

Cash flows from financing activities
Mortgage proceeds received	—	42,788
Mortgage payments	(88,370)	(74,409)
Credit facilities payments	(24,000)	(33,500)
Deferred financing costs received	—	1,001
Interest rate cap fees paid	(706)	(592)
Prepayment penalties on extinguished debt	(729)	(2,129)
Payments for taxes related to net share settlement of stock-based compensation	(1,510)	(1,716)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(144)	(71)
Redemption of redeemable noncontrolling interests in the Operating Partnership	—	(135)
Repurchase of common stock	(14,573)	—
Dividends paid to common stockholders	(36,341)	(32,929)
Net cash used in financing activities	(166,373)	(101,692)

Net increase (decrease) in cash, cash equivalents and restricted cash	15,439	(1,966)
Cash, cash equivalents and restricted cash, beginning of period	45,279	51,799
Cash, cash equivalents and restricted cash, end of period	$60,718	$49,833

(1)
$31.5 million with a related party for the nine months ended September 30, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$80,041	$80,354
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	415
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(853)	840
Capitalized construction costs included in accounts payable and other accrued liabilities	3,482	7,821
Change in fair value on derivative instruments designated as hedges	(30,109)	(4,820)
Decrease in dividends payable upon vesting of restricted stock units	108	105
Write-off of assets due to casualty losses	1,140	1,751
Write-off of deferred financing costs	71	409

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2024, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of September 30, 2024, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2024 and December 31, 2023, there were one and three properties classified as held for sale, respectively. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheets also includes approximately $0.2 million and $0.8 million of accounts receivable and prepaid and other assets, and approximately $0.5 million and $4.9 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of September 30, 2024 and December 31, 2023, respectively.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the nine months ended September 30, 2024 and 2023.

Dispositions

The Company sold two properties during the nine months ended September 30, 2024, as detailed in the table below (in thousands).

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

The Company sold one property during the nine months ended September 30, 2023, as detailed in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Silverbrook	Grand Prairie, Texas	September 22, 2023	$70,000	$69,431	$43,090
			$70,000	$69,431	$43,090

(1)
Represents sales price, net of closing costs.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the state of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of September 30, 2024 and December 31, 2023, the Company had approximately $0.3 million and $0.1 million accrued for case reserves, respectively. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the nine months ended September 30, 2024 and 2023. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statement of operations and comprehensive income (loss). Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets. As of September 30, 2024 and December 31, 2023, there were 36 and 107 down units, respectively.

During the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $0.5 million in casualty losses, respectively, and $0.1 million and $0.3 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss), respectively.

During the three and nine months ended September 30, 2023, the Company recognized approximately $0.1 million and $1.0 million in casualty losses which is included in casualty loss and $0.1 million and $0.9 million in business interruption income which is included in miscellaneous income on the consolidated statement of operations and comprehensive income (loss), respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2024 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Arbors on Forest Ridge	Floating	120	$19,184		6.71%	12/1/2032
Cutter's Point	Floating	120	21,524		6.71%	12/1/2032
The Summit at Sabal Park	Floating	120	30,826		6.71%	12/1/2032
Courtney Cove	Floating	120	36,146		6.71%	12/1/2032
The Preserve at Terrell Mill	Floating	120	71,098		6.71%	12/1/2032
Versailles	Floating	120	40,247		6.71%	12/1/2032
Seasons 704 Apartments	Floating	120	33,132		6.71%	12/1/2032
Madera Point	Floating	120	34,457		6.71%	12/1/2032
Venue at 8651	Floating	120	18,690		6.71%	12/1/2032
The Venue on Camelback	Floating	120	42,788		7.34%	2/1/2033
Sabal Palm at Lake Buena Vista	Floating	84	42,100		6.58%	9/1/2025
Cornerstone	Floating	120	46,804		7.25%	12/1/2032
Parc500	Floating	120	29,416		6.71%	12/1/2032
Rockledge Apartments	Floating	120	93,129		6.71%	12/1/2032
Atera Apartments	Floating	120	46,198		6.71%	12/1/2032
Versailles II	Floating	84	12,061		6.46%	10/1/2025
Brandywine I & II	Floating	84	43,835		6.46%	10/1/2025
Bella Vista	Floating	84	29,040		6.60%	2/1/2026
The Enclave	Floating	84	25,322		6.60%	2/1/2026
The Heritage	Floating	84	24,625		6.60%	2/1/2026
Summers Landing	Floating	84	10,109		6.46%	10/1/2025
Residences at Glenview Reserve	Floating	84	25,364		6.72%	10/1/2025
Residences at West Place	Fixed	120	33,817		4.24%	10/1/2028
Avant at Pembroke Pines	Floating	84	177,100		6.71%	9/1/2026
Arbors of Brentwood	Floating	84	34,237		6.71%	10/1/2026
Torreyana Apartments	Floating	120	50,580		6.71%	12/1/2032
Bloom	Floating	120	59,830		6.71%	12/1/2032
Bella Solara	Floating	120	40,328		6.71%	12/1/2032
Fairways at San Marcos	Floating	120	60,228		6.71%	12/1/2032
The Verandas at Lake Norman	Floating	84	34,925		7.01%	7/1/2028
Creekside at Matthews	Floating	120	29,648		6.71%	12/1/2032
Six Forks Station	Floating	120	41,180		6.88%	10/1/2031
High House at Cary	Floating	84	46,625		7.17%	1/1/2029
The Adair	Floating	84	35,115		7.13%	4/1/2029
Estates on Maryland	Floating	84	43,157		7.13%	4/1/2029
			$1,462,865
Fair market value adjustment			424	(2)
Deferred financing costs, net of accumulated amortization of $5,001			(8,554)
			$1,454,735

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of September 30, 2024, SOFR was 5.16%.
(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of the Company’s mortgage indebtedness was 6.72% as of September 30, 2024 and 6.90% as of December 31, 2023. As of September 30, 2024, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.58% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 0.98% for its combined $1.1 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.1 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2024 and December 31, 2023, the Company believes it is in compliance with all provisions.

Credit Facility

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility, with Truist Bank ("Truist Bank"), with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. As of September 30, 2024, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments. The Company can voluntarily and permanently reduce all of the revolving commitments before the maturity date. As of September 30, 2024 and December 31, 2023, the Company had $0.0 million and $24.0 million outstanding on the Corporate Credit Facility, respectively.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owed under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. As of September 30, 2024 and December 31, 2023, the Company is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. As of September 30, 2024, the Company had $3.0 million of deferred financing costs and $2.8 million of accumulated amortization related to the Corporate Credit Facility classified in prepaid and other assets on the consolidated balance sheet. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended September 30, 2024 and 2023, amortization of deferred financing costs of approximately $0.6 million and $0.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024 and 2023, amortization of deferred financing costs of approximately $2.1 million and $2.2 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the three and nine months ended September 30, 2024, the Company recognized losses on extinguishment of $0.0 million and $0.8 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized losses on extinguishment of $2.2 million and $2.1 million, respectively.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2024 are as follows (in thousands):

Operating Properties
2024	$79
2025	133,390
2026	290,324
2027	—
2028	80,508
Thereafter	958,564
Total	$1,462,865

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

As of September 30, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of September 30, 2024, Adjusted SOFR was 5.28%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2024, the Company had the following interest rate swap that was designated as a cash flow hedge of interest rate risk with future effective date (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of September 30, 2024, Adjusted SOFR was 5.28%.

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

As of September 30, 2024, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
Brandywine I & II	Floating	10/1/2024	$43,835	6.82%
Six Forks Station	Floating	10/1/2024	41,180	4.00%
Residences at Glenview Reserve	Floating	10/1/2024	25,645	4.81%
Timber Creek	Floating	10/1/2024	24,100	4.99%
Radbourne Lake	Floating	10/1/2024	20,000	6.46%
Versailles II	Floating	10/1/2024	12,061	6.82%
Summers Landing	Floating	10/1/2024	10,109	6.07%
High House at Cary	Floating	1/1/2025	46,625	2.74%
Bella Vista	Floating	2/1/2025	29,040	5.18%
The Enclave	Floating	2/1/2025	25,322	5.18%
The Heritage	Floating	2/1/2025	24,625	5.18%
Estates on Maryland	Floating	4/1/2025	43,157	3.91%
The Adair	Floating	4/1/2025	35,115	3.91%
Rockledge Apartments	Floating	12/1/2025	93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Versailles	Floating	12/1/2025	40,247	6.45%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
The Venue on Camelback	Floating	2/1/2026	42,788	6.07%
Avant at Pembroke Pines	Floating	10/1/2027	248,185	8.16%
Brandywine I & II	Floating	10/1/2027	59,526	8.16%
Sabal Palm at Lake Buena Vista	Floating	10/1/2027	56,220	8.41%
Cornerstone	Floating	10/1/2027	45,815	8.66%
Arbors of Brentwood	Floating	10/1/2027	39,977	8.16%
Bella Vista	Floating	10/1/2027	37,400	8.91%
Estates on Maryland	Floating	10/1/2027	37,345	8.91%
The Venue on Camelback	Floating	10/1/2027	36,465	8.16%
The Enclave	Floating	10/1/2027	33,440	8.66%
Residences at Glenview Reserve	Floating	10/1/2027	33,271	8.16%
The Adair	Floating	10/1/2027	33,229	8.16%
High House at Cary	Floating	10/1/2027	32,478	8.16%
Six Forks Station	Floating	10/1/2027	30,430	8.16%
The Verandas at Lake Norman	Floating	10/1/2027	30,113	8.16%
The Heritage	Floating	10/1/2027	29,810	8.91%
Versailles II	Floating	10/1/2027	15,706	8.16%
Summers Landing	Floating	10/1/2027	14,135	8.66%
			$2,044,700	6.93%

As of September 30, 2024, the Company had the following interest rate cap outstanding was designated as cash flow hedge of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
The Verandas at Lake Norman	Floating	7/1/2025	$34,925	3.40%

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Fair value of interest rate swaps	$41,075	$71,028	$—	$—
Interest rate caps	Prepaid and other assets	234	—	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	849	2,988	—	—
Total		$42,158	$74,016	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2024	2023	OCI into income	2024	2023
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate products	$(13,017)	$12,054	Interest expense	$12,287	$12,796
For the nine months ended September 30,
Interest rate products	$7,712	$29,838	Interest expense	$37,821	$34,658

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2024	2023
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate products	Interest expense	$273	$554
For the nine months ended September 30,
Interest rate products	Interest expense	$(469)	$497

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

Financial Instruments Not Carried at Fair Value

At September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$32,690	$33,817	$31,950
Floating rate debt	$1,429,048	$1,366,372	$1,541,419	$1,335,635

6. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2024 and 2023, the Company issued 167,902 and 124,994 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of September 30, 2024, the Company had 25,403,537 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the nine months ended September 30, 2024, the Company repurchased 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.22 per share on average. During the nine months ended September 30, 2023, the Company did not make any share repurchases. Since the inception of the Share Repurchase Program through September 30, 2024, the Company has repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share on average.

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

	Summary of Grants
	February	March	May	Total
2019	186,662	—	—	186,662
2020	168,183	—	116,852	285,035
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
Total	702,027	616,184	116,852	1,435,063

As of September 30, 2024 and December 31, 2023, the Company had 757,881 and 620,137 unvested units under the 2016 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2024:

	2024
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	620,137		$47.50
Granted	355,475		30.89
Vested	(217,731)	(1)	45.32
Forfeited	—		—
Outstanding September 30,	757,881		$40.47

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 167,902 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to September 30, 2024:

	Shares Vesting
	February	March	May	Total
2025	97,154	136,671	21,769	255,594
2026	64,147	114,965	—	179,112
2027	26,281	114,965	—	141,246
2028	—	114,958	—	114,958
2029	—	66,971	—	66,971
Total	187,582	548,530	21,769	757,881

As of September 30, 2024, the Company had issued 1,150,106 shares of common stock under the 2016 LTIP. For the three months ended September 30, 2024 and 2023, the Company recognized approximately $2.7 million and $2.5 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $7.9 million and $7.0 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of September 30, 2024 and December 31, 2023, the Company had recognized a liability of approximately $2.2 million and $2.1 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of September 30, 2024 and December 31, 2023, the Company had total unrecognized compensation expense on restricted awards of approximately $24.6 million and $21.5 million over a weighted average vesting period of 1.9 and 1.5 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. During the nine months ended September 30, 2024 and 2023, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024	2023
Numerator for earnings (loss) per share:
Net income (loss)		$(8,888)	$33,878	$28,152	$26,012
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership		(35)	129	111	99
Net income (loss) attributable to common stockholders		$(8,853)	$33,749	$28,041	$25,913

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,404	25,674	25,554	25,647
Denominator for basic earnings per share		25,404	25,674	25,554	25,647
Weighted average unvested restricted stock units		757	628	720	581
Denominator for diluted earnings (loss) per share	(1)	25,404	26,302	26,274	26,228

Earnings (loss) per weighted average common share:
Basic		$(0.35)	$1.31	$1.10	$1.01
Diluted		$(0.35)	$1.28	$1.07	$0.99

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2024 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2023	$5,246
Net income attributable to redeemable noncontrolling interests in the OP	111
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(119)
Distributions to redeemable noncontrolling interests in the OP	(144)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	853
Redeemable noncontrolling interests in the OP, September 30, 2024	$5,947

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024	2023
Fees incurred
Property management fees	(1)	$1,835	$2,022	$5,642	$6,064
Construction supervision fees	(2)	282	625	711	2,054
Design fees	(2)	6	27	18	59
Acquisition fees	(3)	—	—	(1)	(83)

Reimbursements
Payroll and benefits	(4)	4,608	5,300	14,207	16,081
Other reimbursements	(5)	783	1,399	2,665	4,184

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2024 and 2023, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2024 and 2023, the Company incurred advisory and administrative fees of $1.7 million and $2.0 million, respectively. For the three months ended September 30, 2024 and 2023, the Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.3 million and $5.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred advisory and administrative fees of $5.2 million and $5.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the Adviser elected to voluntarily waive advisory and administrative fees of $16.0 million and $16.2 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of September 30, 2024, the Company has funded approximately $0.6 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three and nine months ended September 30, 2024, the Company included $0.1 million of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income (loss). During the three months ended September 30, 2024 and 2023, the Company incurred expenses of $0.6 million and $0.7 million for fiber internet service, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred expenses of $2.0 million and $2.1 million for fiber internet service, respectively. Expenses incurred for fiber internet service to NLMF Leaseco, LLC is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

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

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2024 and December 31, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2024 and December 31, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

The Company funds its aggregate amount which is held in prepaid and other assets on the consolidated balance sheet. As claims are incurred against the aggregate amount, the expense is recognized in property operating expense on the consolidated statement of operations.

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

As of September 30, 2024, the Company has fully funded its 2024 Aggregate Amount and $0.4 million is held in prepaid and other assets on the consolidated balance sheet.

11. Subsequent Events

Portfolio Refinance

On October 1, 2024, the Company refinanced 17 properties for a total of $813.5 million with an interest rate of 1.09% over SOFR maturing on September 30, 2031.

Sale of Stone Creek at Old Farm

On October 1, 2024, we sold Stone Creek at Old Farm in Houston, TX, a 190-unit property, for $24.5 million. As of September 30, 2024, Stone Creek at Old Farm was classified as held for sale.

Dividends Declared

On October 28, 2024, the Company’s Board approved a quarterly dividend of $0.51 per share, payable on December 31, 2024 to stockholders of record on December 13, 2024.

Share Repurchase Plan

On October 28, 2024, the Board authorized the Company to repurchase up to $100 million of its common stock. This authorization will expire on October 28, 2026. This authorization replaces the Company’s previous share repurchase authorization that expired on October 24, 2024.

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

Overview

As of September 30, 2024, our Portfolio consisted of 36 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,174 units of apartment space that was approximately 94.8% leased with a weighted average monthly effective rent per occupied apartment unit of $1,500. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2024, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by an unaffiliated limited partner (see Note 8 to our consolidated financial statements).

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2024 and 2023.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The three months ended September 30, 2024 as compared to the three months ended September 30, 2023

The following table sets forth a summary of our operating results for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Total revenues	$64,095	$69,838	$(5,743)
Total expenses	(58,516)	(59,469)	953
Operating income before gain on sales of real estate	5,579	10,369	(4,790)
Gain on sales of real estate	—	43,090	(43,090)
Operating income	5,579	53,459	(47,880)
Interest expense	(14,594)	(17,587)	2,993
Casualty loss	—	(100)	100
Equity in earnings of affiliate	53	177	(124)
Miscellaneous income	74	144	(70)
Loss on extinguishment of debt and modification costs	—	(2,215)	2,215
Net income (loss)	(8,888)	33,878	(42,766)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(35)	129	(164)
Net income (loss) attributable to common stockholders	$(8,853)	$33,749	$(42,602)

The change in our net loss for the three months ended September 30, 2024 as compared to our net income for the three months ended September 30, 2023 primarily relates to the change in gain on sales of real estate of $43.1 million.

Revenues

Rental income. Rental income was $62.3 million for the three months ended September 30, 2024 compared to $67.9 million for the three months ended September 30, 2023, which was a decrease of approximately $5.6 million. The decrease between the periods was primarily due our disposition activity in 2024 and in the latter half of 2023.

Other income. Other income was $1.8 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to our disposition activity.

Expenses

Property operating expenses. Property operating expenses were $15.7 million for the three months ended September 30, 2024 compared to $15.3 million for the three months ended September 30, 2023, which was an increase of approximately $0.4 million. The increase between periods was primarily due to an increase in casualty-related expenses of $1.4 million, partially offset by decreases in all other operating expenses of $1.0 million. The decrease in all other operating expenses of $1.0 million was primarily attributable to our disposition activity in 2023 and 2024.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.1 million for the three months ended September 30, 2024 compared to $8.8 million for the three months ended September 30, 2023, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to disposition activity in 2023 and 2024 and the timing of the transactions.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023 which was a decrease of $0.2 million. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $1.7 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.3 million and $5.5 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.8 million for the three months ended September 30, 2024 compared to $4.9 million for the three months ended September 30, 2023, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to disposition activity in 2023 and 2024.

Property general and administrative expenses. Property general and administrative expenses were $1.7 million for the three months ended September 30, 2024 compared to $2.6 million for the three months ended September 30, 2023, which was a decrease of $0.9 million. The decrease between periods primarily relates to our disposition activity in 2023 and 2024 and the timing of transactions.

Depreciation and amortization. Depreciation and amortization costs were $24.6 million for the three months ended September 30, 2024 compared to $23.8 million for the three months ended September 30, 2023, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to an increase in depreciation expense of approximately $0.8 million, which was primarily due to our value-add activities in 2023 and 2024.

Other Income and Expense

Interest expense. Interest expense was $14.6 million for the three months ended September 30, 2024 compared to $17.6 million for the three months ended September 30, 2023, which was a decrease of approximately $3.0 million. The decrease in interest expense between the periods is primarily attributable to a decrease in interest on debt of approximately $3.1 million, partially offset by a decrease in effective interest rate swap expense of $0.7 million. The following table details the various costs included in interest expense for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Interest on debt	$25,976	$29,091	$(3,115)
Amortization of deferred financing costs	632	738	(106)
Interest rate swaps	(12,113)	(12,796)	683
Interest rate caps	(174)	—	(174)
Interest rate caps mark-to-market	273	554	(281)
Total	$14,594	$17,587	$(2,993)

Casualty (loss). Casualty loss was $0.0 million compared to $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in casualty loss between periods of $0.1 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.1 million for the three months ended September 30, 2024 and 2023, respectively, which was flat.

Gain on sale of real estate. Gain on sale of real estate was $0.0 million compared to $43.1 million for the three months ended September 30, 2024 and 2023, respectively. The decrease between periods is attributable to zero dispositions during the three months ended September 30, 2024 compared to one disposition during the three months ended September 30, 2023.

The nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

The following table sets forth a summary of our operating results for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Total revenues	$195,910	$208,634	$(12,724)
Total expenses	(174,253)	(175,096)	843
Operating income before gain on sales of real estate	21,657	33,538	(11,881)
Gain on sales of real estate	50,395	43,090	7,305
Operating income	72,052	76,628	(4,576)
Interest expense	(42,956)	(48,850)	5,894
Casualty loss	(538)	(980)	442
Gain on forfeited deposits	—	250	(250)
Equity in earnings of affiliate	144	177	(33)
Miscellaneous income	251	880	(629)
Loss on extinguishment of debt and modification costs	(801)	(2,093)	1,292
Net income	28,152	26,012	2,140
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	111	99	12
Net income attributable to common stockholders	$28,041	$25,913	$2,128

The change in our net income for the nine months ended September 30, 2024 as compared to the net income for the nine months ended September 30, 2023 primarily relates to the increase in gain on sales of real estate of $7.3 million partially offset by a decrease in operating income of $4.6 million.

Revenues

Rental income. Rental income was $190.3 million for the nine months ended September 30, 2024 compared to $203.2 million for the nine months ended September 30, 2023, which was a decrease of approximately $12.9 million. The decrease between the periods was primarily due to our disposition activity in 2023 and 2024.

Other income. Other income was $5.6 million for the nine months ended September 30, 2024 compared to $5.4 million for the nine months ended September 30, 2023, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in interest income.

Expenses

Property operating expenses. Property operating expenses were $43.2 million for the nine months ended September 30, 2024 compared to $44.1 million for the nine months ended September 30, 2023, which was a decrease of approximately $0.9 million. The decrease between the periods was primarily due to our disposition activity in 2024 and the last half of 2023.

Real estate taxes and insurance. Real estate taxes and insurance costs were $25.6 million for the nine months ended September 30, 2024 compared to $28.2 million for the nine months ended September 30, 2023, which was a decrease of approximately $2.6 million. The decrease between the periods was primarily due to our disposition activity in 2024 and the last half of 2023.

Property management fees. Property management fees were $5.7 million for the nine months ended September 30, 2024 and $6.1 million for the nine months ended September 30, 2023. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $5.2 million for the nine months ended September 30, 2024 and $5.8 million for the nine months ended September 30, 2023 which was a decrease of approximately $0.6 million. For the nine months ended September 30, 2024 and 2023, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $16.0 million and $16.2 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $14.5 million for the nine months ended September 30, 2024 compared to $12.9 million for the nine months ended September 30, 2023, which was an increase of approximately $1.6 million. The increase was primarily due to an increase in stock compensation expense of $0.9 million.

Property general and administrative expenses. Property general and administrative expenses were $6.6 million for the nine months ended September 30, 2024 compared to $7.1 million for the nine months ended September 30, 2023, which was an decrease of approximately $0.5 million. The decrease was primarily due to our disposition activity in 2024 and the last half of 2023.

Depreciation and amortization. Depreciation and amortization costs were $73.4 million for the nine months ended September 30, 2024 compared to $70.9 million for the nine months ended September 30, 2023, which was an increase of approximately $2.5 million. The increase between the periods was primarily due to an increase of $2.4 million in depreciation expense, which was primarily due to our value-add activities.

Other Income and Expense

Interest expense. Interest expense was $43.0 million for the nine months ended September 30, 2024 compared to $48.9 million for the nine months ended September 30, 2023, which was a decrease of approximately $5.9 million. The decrease between the periods was primarily due to a decrease in interest on debt of $2.6 million and an increase in benefit from interest rate swaps of $3.0 million. The following table details the various costs included in interest expense for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Interest on debt	$79,195	$81,791	$(2,596)
Amortization of deferred financing costs	2,051	2,213	(162)
Interest rate swaps	(37,647)	(34,658)	(2,989)
Interest rate caps	(174)	—	(174)
Interest rate caps mark-to-market	(469)	(496)	27
Total	$42,956	$48,850	$(5,894)

Casualty (loss). Casualty loss was $0.5 million compared to a $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in casualty loss between periods of $0.5 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.3 million compared to $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease between periods is attributable to a decrease in business interruption proceeds.

Gain on sale of real estate. Gain on sale of real estate was $50.4 million compared to $43.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase between periods is attributable to our two dispositions during the nine months ended September 30, 2024 compared to one during the nine months ended September 30, 2023.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (5) corporate income and corporate general and administrative expenses that are not reflective of operations of the properties, (6) other gains and losses that are specific to us including gain (loss) on extinguishment of debt and modification costs, (7) casualty-related expenses/(recoveries) and casualty gains (losses), (8) gain on forfeited deposits, (9) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (10) equity in earnings of affiliates.

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

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2024 and 2023

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2024 and 2023 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024	2023
Net income (loss)		$(8,888)	$33,878	$28,152	$26,012
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,702	1,966	5,179	5,782
Corporate general and administrative expenses		4,835	4,906	14,524	12,897
Corporate income		(444)	(154)	(1,256)	(154)
Casualty-related expenses/(recoveries)	(1)	1,373	(24)	1,640	(1,332)
Casualty loss		—	100	538	980
Gain on forfeited deposits		—	—	—	(250)
Property general and administrative expenses	(2)	404	1,140	2,721	2,695
Depreciation and amortization		24,608	23,797	73,373	70,935
Interest expense		14,594	17,587	42,956	48,850
Equity in earnings of affiliate		(53)	(177)	(144)	(177)
Loss on extinguishment of debt and modification costs		—	2,215	801	2,093
Gain on sales of real estate	(3)	—	(43,090)	(50,395)	(43,090)
NOI		$38,131	$42,144	$118,089	$125,241
Less Non-Same Store
Revenues		(834)	(7,921)	(5,536)	(24,011)
Operating expenses		212	4,228	2,617	12,568
Operating income		—	(6)	(3)	(129)
Same Store NOI		$37,509	$38,445	$115,167	$113,669

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
(3)
$31.5 million with a related party for the nine months ended September 30, 2024.

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2024 and 2023

There are 35 properties encompassing 12,948 units of apartment space in our same store pool for the three months ended September 30, 2024 and 2023 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the following property in our Portfolio as of September 30, 2024: Stone Creek at Old Farm, as well as the 36 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2024 and 2023 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$61,510	$60,275	$1,235	2.0%
Other income	1,307	1,488	(181)	-12.2%
Same Store revenues	62,817	61,763	1,054	1.7%
Non-Same Store
Rental income	801	7,595	(6,794)	N/M
Other income	33	326	(293)	N/M
Non-Same Store revenues	834	7,921	(7,087)	N/M
Total revenues	63,651	69,684	(6,033)	-8.7%

Operating expenses
Same Store
Property operating expenses (1)	14,065	12,770	1,295	10.1%
Real estate taxes and insurance	8,212	7,676	536	7.0%
Property management fees (2)	1,818	1,774	44	2.5%
Property general and administrative expenses (3)	1,287	1,236	51	4.1%
Same Store operating expenses	25,382	23,456	1,926	8.2%
Non-Same Store
Property operating expenses (4)	267	2,576	(2,309)	N/M
Real estate taxes and insurance	(95)	1,156	(1,251)	N/M
Property management fees (2)	25	257	(232)	N/M
Property general and administrative expenses (5)	15	239	(224)	N/M
Non-Same Store operating expenses	212	4,228	(4,016)	N/M
Total operating expenses	25,594	27,684	(2,090)	-7.5%

Operating income
Same Store
Miscellaneous income	74	138	(64)	-46.4%
Non-Same Store
Miscellaneous income	—	6	(6)	N/M
Total operating income	74	144	(70)	-48.6%

NOI
Same Store	37,509	38,445	(936)	-2.4%
Non-Same Store	622	3,699	(3,077)	-83.2%
Total NOI	$38,131	$42,144	$(4,013)	-9.5%
(1)
For the three months ended September 30, 2024 and 2023, excludes approximately $(266,000) and $113,000, respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP.
(3)
For the three months ended September 30, 2024 and 2023, excludes approximately $590,000 and $877,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended September 30, 2024 and 2023, excludes approximately $14,000 and $(137,000), respectively, of casualty-related expenses/(recoveries).
(5)
For the three months ended September 30, 2024 and 2023, excludes approximately $(186,000) and $263,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2024 and 2023.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2024 and 2023

As of September 30, 2024, our Q3 Same Store properties were approximately 94.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,502. As of September 30, 2023, our Q3 Same Store properties were approximately 93.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,529. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:

Revenues

Rental income. Rental income was $61.5 million for the three months ended September 30, 2024 compared to $60.3 million for the three months ended September 30, 2023, which was an increase of approximately $1.2 million, or 2.0%. The increase is attributable to an increase in weighted average occupancy during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Other income. Other income was $1.3 million for the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023, which was a decrease of $0.2 million. The majority of the decrease is related to a $0.1 million decrease in cable income.

Expenses

Property operating expenses. Property operating expenses were $14.1 million for the three months ended September 30, 2024 compared to $12.8 million for the three months ended September 30, 2023, which was an increase of $1.3 million, or 10.1%. The majority of the increase is related to repairs and maintenance and utilities increases of $0.1 million and $0.1 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.2 million for the three months ended September 30, 2024 compared to $7.7 million for the three months ended September 30, 2023, which is an increase of $0.3 million. The increase between periods was primarily due to an increase in real estate taxes of $0.3 million.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2024 compared to $1.8 million for the three months ended September 30, 2023, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended September 30, 2024 compared to $1.2 million for the three months ended September 30, 2023, which was an increase of approximately $0.1 million. The increase between periods was primarily due to increases in office operations and marketing of $0.1 million.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2024 and 2023

There are 35 properties encompassing 12,948 units of apartment space in our same store pool for the nine months ended September 30, 2024 and 2023 (our “Same Store” properties). Our Same Store properties exclude the following property in our Portfolio as of September 30, 2024: Stone Creek at Old Farm, as well as the 36 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2024 and 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$185,036	$180,105	$4,931	2.7%
Other income	4,082	4,364	(282)	-6.5%
Same Store revenues	189,118	184,469	4,649	2.5%
Non-Same Store
Rental income	5,256	23,112	(17,856)	N/M
Other income	280	899	(619)	N/M
Non-Same Store revenues	5,536	24,011	(18,475)	N/M
Total revenues	194,654	208,480	(13,826)	-6.6%

Operating expenses
Same Store
Property operating expenses (1)	39,920	38,370	1,550	4.0%
Real estate taxes and insurance	25,049	24,138	911	3.8%
Property management fees (2)	5,471	5,335	136	2.5%
Property general and administrative expenses (3)	3,759	3,708	51	1.4%
Same Store operating expenses	74,199	71,551	2,648	3.7%
Non-Same Store
Property operating expenses (4)	1,689	7,042	(5,353)	N/M
Real estate taxes and insurance	568	4,048	(3,480)	N/M
Property management fees (2)	202	754	(552)	N/M
Property general and administrative expenses (5)	158	724	(566)	N/M
Non-Same Store operating expenses	2,617	12,568	(9,951)	N/M
Total operating expenses	76,816	84,119	(7,303)	-8.7%

Operating income
Same Store
Miscellaneous income	248	751	(503)	N/M
Non-Same Store
Miscellaneous income	3	129	(126)	N/M
Total operating income	251	880	(629)	-71.5%

NOI
Same Store	115,167	113,669	1,498	1.3%
Non-Same Store	2,922	11,572	(8,650)	N/M
Total NOI	$118,089	$125,241	$(7,152)	-5.7%

(1)
For the nine months ended September 30, 2024 and 2023, excludes approximately $3,000 and $1,382,000, respectively, of casualty-related recoveries.

(2)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)
For the nine months ended September 30, 2024 and 2023, excludes approximately $2,654,000 and $2,178,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.
(4)
For the nine months ended September 30, 2024 and 2023, excludes approximately $18,000 and $50,000, respectively, of casualty-related expenses/(recoveries).
(5)
For the nine months ended September 30, 2024 and 2023, excludes approximately $67,000 and $517,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2024 and 2023.”

Same Store Results of Operations for the Nine Months Ended September 30, 2024 and 2023

As of September 30, 2024, our Same Store properties were approximately 94.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,502. As of September 30, 2023, our Same Store properties were approximately 93.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,529. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

Revenues

Rental income. Rental income was $185.0 million for the nine months ended September 30, 2024 compared to $180.1 million for the nine months ended September 30, 2023, which was an increase of approximately $4.9 million, or 2.7%. The increase in rental income between the periods was primarily attributable to an increase in weighted average occupancy for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other income. Other income was $4.1 million for the nine months ended September 30, 2024 compared to $4.4 million for the nine months ended September 30, 2023, which was a decrease of approximately $0.3 million, or 6.4%. The majority of the decrease is related to a $0.1 million decrease in cable income and all other income of $0.2 million.

Expenses

Property operating expenses. Property operating expenses were $39.9 million for the nine months ended September 30, 2024 compared to $38.4 million for the nine months ended September 30, 2023, which was an increase of approximately $1.5 million, or 4.0%. The majority of the increase is related to an increase of approximately $1.3 million in repairs and maintenance.

Real estate taxes and insurance. Real estate taxes and insurance costs were $25.0 million for the nine months ended September 30, 2024 compared to $24.1 million for the nine months ended September 30, 2023, which was an increase of approximately $0.9 million. The majority of the increase is related to increases in real estate taxes and insurance of $0.3 million and $0.4 million, respectively.

Property management fees. Property management fees were $5.5 million for the nine months ended September 30, 2024 compared to $5.3 million for the nine months ended September 30, 2023, which was an increase of approximately $0.2 million. The majority of the increase is related to a $4.9 million, or 2.7%, increase in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.8 million for the nine months ended September 30, 2024 compared to $3.7 million for the nine months ended September 30, 2023, which was an increase of $0.1 million. The majority of the increase is related to an increase in office operations expense of $0.1 million.

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

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, gain (loss) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, gain on forfeited deposits, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities. Starting in the third quarter of 2024, the Company has adjusted Core FFO to remove (1) the amortization of all deferred financing costs instead of those solely related to short-term debt financing and (2) mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes. Prior periods have been recast to conform to the current presentation.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts Core FFO to remove equity-based compensation expense , and the related noncontrolling interests (as described above). We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024	2023	% Change
Net income (loss)		$(8,888)	$33,878	$28,152	$26,012	8.2%
Depreciation and amortization		24,608	23,797	73,373	70,935	3.4%
Gain on sales of real estate	(1)	—	(43,090)	(50,395)	(43,090)	17.0%
Adjustment for noncontrolling interests		(62)	(55)	(202)	(205)	-1.5%
FFO attributable to common stockholders		15,658	14,530	50,928	53,652	-5.1%

FFO per share - basic		$0.62	$0.57	$1.99	$2.09	-4.8%
FFO per share - diluted		$0.60	$0.55	$1.94	$2.05	-5.4%

Loss on extinguishment of debt and modification costs		—	2,215	801	2,093	N/M
Casualty-related expenses/(recoveries)		1,373	(24)	1,640	(1,332)	N/M
Casualty loss		—	100	538	980	-45.1%
Gain on forfeited deposits		—	—	—	(250)	N/M
Amortization of deferred financing costs		632	738	2,051	2,213	-7.3%
Mark-to-market adjustments of interest rate caps		273	554	(469)	(496)	-5.4%
Adjustment for noncontrolling interests		(8)	(14)	(17)	(14)	21.4%
Core FFO attributable to common stockholders		17,928	18,099	55,472	56,846	-2.4%

Core FFO per share - basic		$0.71	$0.71	$2.17	$2.22	-2.3%
Core FFO per share - diluted		$0.69	$0.69	$2.11	$2.17	-2.8%

Equity-based compensation expense		2,670	2,494	7,901	6,955	13.6%
Adjustment for noncontrolling interests		(11)	(10)	(31)	(27)	14.8%
AFFO attributable to common stockholders		20,587	20,583	63,342	63,774	-0.7%

AFFO per share - basic		$0.81	$0.80	$2.48	$2.49	-0.4%
AFFO per share - diluted		$0.79	$0.78	$2.41	$2.44	-1.2%

Weighted average common shares outstanding - basic		25,404	25,667	25,554	25,647	-0.4%
Weighted average common shares outstanding - diluted	(2)	26,161	26,304	26,274	26,190	0.3%

Dividends declared per common share		$0.46242	$0.42	$1.38726	$1.26	10.1%

Net income (loss) Coverage - diluted	(3)	-0.76x	3.05x	0.77x	0.79x	-1.8%
FFO Coverage - diluted	(3)	1.29x	1.32x	1.40x	1.63x	-14.0%
Core FFO Coverage - diluted	(3)	1.48x	1.64x	1.52x	1.72x	-11.7%
AFFO Coverage - diluted	(3)	1.70x	1.86x	1.74x	1.94x	-10.3%

(1)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(2)
Indicates coverage ratio of Net loss/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2024 as compared to the three months ended September 30, 2023

FFO was $15.7 million for the three months ended September 30, 2024 compared to $14.5 million for the three months ended September 30, 2023, which was an increase of approximately $1.2 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $5.7 million, offset by decreases in interest expense, loss on extinguishment and property general and administrative expenses of $3.0, $2.2 million and $0.9 million, respectively.

Core FFO was $17.9 million for the three months ended September 30, 2024 compared to $18.1 million for the three months ended September 30, 2023, which was a decrease of $0.2 million. The change in Core FFO was attributable to an increase in FFO and an increase in casualty-related expenses of $1.3 million offset by decreases in loss on extinguishment of debt and modification costs and mark-to-market adjustments related to interest rate caps of $2.2 million and $0.3 million, respectively.

AFFO was $20.6 million for the three months ended September 30, 2024 compared to $20.6 million for the three months ended September 30, 2023, which was flat.

The nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

FFO was $50.9 million for the nine months ended September 30, 2024 compared to $53.7 million for the nine months ended September 30, 2023, which was a decrease of approximately $2.8 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $12.7 million, offset by a decrease in interest expense, real estate taxes and insurance, and loss on extinguishment of debt and modification costs of $5.9 million, $2.6 million, and $1.3 million, respectively.

Core FFO was $55.5 million for the nine months ended September 30, 2024 compared to $56.8 million for the nine months ended September 30, 2023, which was a decrease of approximately $1.3 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO and a decrease in loss on extinguishment of debt and modification costs of $1.3 million, partially offset by increases in casualty-related expenses of $3.0 million.

AFFO was $63.3 million for the nine months ended September 30, 2024 compared to $63.8 million for the nine months ended September 30, 2023, which was a decrease of approximately $0.5 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO partially offset by an increase of equity-based compensation expense of $0.9 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of September 30, 2024, we had approximately $3.5 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2024.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$67,144	$81,758
Net cash provided by investing activities	114,668	17,968
Net cash used in financing activities	(166,373)	(101,692)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,439	(1,966)
Cash, cash equivalents and restricted cash, beginning of period	45,279	51,799
Cash, cash equivalents and restricted cash, end of period	$60,718	$49,833

Cash flows from operating activities. During the nine months ended September 30, 2024, net cash provided by operating activities was $67.1 million compared to net cash provided by operating activities of $81.8 million for the nine months ended September 30, 2023. The change in cash flows from operating activities was mainly due to decreases in operating liabilities and real estate taxes payable of $9.9 million and $6.0 million, respectively.

Cash flows from investing activities. During the nine months ended September 30, 2024, net cash provided by investing activities was $114.7 million compared to net cash provided by investing activities of $18.0 million for the nine months ended September 30, 2023. The change in cash flows from investing activities was mainly due to two dispositions during the nine months ended September 30, 2024 compared to one dispositions during the nine months ended September 30, 2023 and a decrease in additions to real estate investments.

Cash flows from financing activities. During the nine months ended September 30, 2024, net cash used in financing activities was $166.4 million compared to net cash used in financing activities of $101.7 million for the nine months ended September 30, 2023. The change in cash flows from financing activities was mainly due to a net decrease in net debt of approximately $47.2 million and stock repurchases of $14.6 million.

Real Estate Investments Statistics

As of September 30, 2024, the Company was invested in a total of 36 multifamily properties, as listed below:

					Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name		Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Arbors on Forest Ridge		155	210	1/31/2014	$1,155	$1,187	95.2%	94.3%
Cutter's Point		198	196	1/31/2014	1,411	1,442	90.8%	93.9%
The Summit at Sabal Park		205	252	8/20/2014	1,446	1,460	93.7%	95.2%
Courtney Cove		225	324	8/20/2014	1,336	1,327	92.0%	95.4%
Sabal Palm at Lake Buena Vista		371	400	11/5/2014	1,701	1,753	95.3%	94.5%
Cornerstone		318	430	1/15/2015	1,464	1,445	94.7%	96.0%
The Preserve at Terrell Mill		692	752	2/6/2015	1,289	1,271	93.5%	96.7%
Versailles		301	388	2/26/2015	1,230	1,262	89.4%	92.3%
Seasons 704 Apartments		217	222	4/15/2015	1,847	1,828	94.1%	96.4%
Madera Point		193	256	8/5/2015	1,348	1,312	93.0%	94.9%
Venue at 8651		289	333	10/30/2015	1,167	1,175	94.3%	91.0%
Parc500		266	217	7/27/2016	1,985	1,914	92.6%	93.1%
The Venue on Camelback		256	415	10/11/2016	1,065	1,065	91.6%	95.2%
Stone Creek at Old Farm	(4)	186	190	12/29/2016	1,334	1,299	94.2%	94.7%
Rockledge Apartments		802	708	6/30/2017	1,568	1,557	93.9%	95.5%
Atera Apartments		334	380	10/25/2017	1,480	1,476	96.8%	96.3%
Versailles II		199	242	9/26/2018	1,112	1,181	92.1%	90.6%
Brandywine I & II		414	632	9/26/2018	1,206	1,222	96.2%	93.7%
Bella Vista		243	248	1/28/2019	1,783	1,774	93.5%	96.4%
The Enclave		194	204	1/28/2019	1,833	1,820	93.1%	94.6%
The Heritage		199	204	1/28/2019	1,675	1,698	94.6%	96.6%
Summers Landing		139	196	6/7/2019	1,191	1,223	96.4%	93.4%
Residences at Glenview Reserve		344	360	7/17/2019	1,292	1,307	91.4%	95.3%
Residences at West Place		345	342	7/17/2019	1,597	1,559	93.3%	92.1%
Avant at Pembroke Pines		1,442	1,520	8/30/2019	2,192	2,150	95.7%	95.6%
Arbors of Brentwood		325	346	9/10/2019	1,473	1,494	94.2%	92.2%
Torreyana Apartments		309	316	11/22/2019	1,497	1,461	93.4%	95.9%
Bloom		498	528	11/22/2019	1,299	1,298	94.5%	94.9%
Bella Solara		271	320	11/22/2019	1,354	1,337	94.0%	92.6%
Fairways at San Marcos		340	352	11/2/2020	1,594	1,580	93.8%	94.9%
The Verandas at Lake Norman		241	264	6/30/2021	1,340	1,354	93.9%	95.8%
Creekside at Matthews		263	240	6/30/2021	1,441	1,431	93.8%	95.8%
Six Forks Station		360	323	9/10/2021	1,381	1,409	94.7%	92.4%
High House at Cary		293	302	12/7/2021	1,487	1,464	94.4%	95.0%
The Adair		328	232	4/1/2022	1,971	1,968	95.3%	96.6%
Estates on Maryland		324	330	4/1/2022	1,412	1,435	95.5%	95.2%
		12,079	13,174

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2024 and December 31, 2023, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2024 and December 31, 2023, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of September 30, 2024 and December 31, 2023, divided by the total number of units, expressed as a percentage.
(3)
Includes 36 down units due to casualty events as of September 30, 2024 (see Note 3).
(4)
Property classified as held for sale as of September 30, 2024.

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2024, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 6.720% and an adjusted weighted average interest rate of 3.58%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 0.98% Adjusted SOFR on our combined $1.1 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $1.1 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2024, interest rate swap agreements effectively covered 75% of our $1.4 billion of floating rate debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2024, interest rate cap agreements covered $2.1 billion of our $1.4 billion of floating rate mortgage debt outstanding. These interest rate cap agreements effectively cap SOFR on $2.1 billion of our floating rate mortgage debt at a weighted average rate of 6.87%.

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

Corporate Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s existing credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). As of September 30, 2024, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under the Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date or elects to exercise its right and option to extend the facility with respect to the revolving commitments for a single one-year term. As of September 30, 2024, there was $0.0 million in aggregate principal outstanding under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of September 30, 2024, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 4.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with KeyBank and four with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $1.1 billion. As of September 30, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to $1.1 billion of our floating rate debt outstanding with a weighted average fixed rate of 0.98%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 0.98%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of September 30, 2024, Adjusted SOFR was 5.28%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2024 for the next five calendar years subsequent to September 30, 2024. We used Adjusted SOFR as of September 30, 2024 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,462,865	$79	$133,390	$290,324	$—	$80,508	$958,564
Interest expense	(1)	335,527	12,346	37,150	32,815	49,255	48,444	155,517
Total		$1,798,392	$12,425	$170,540	$323,139	$49,255	$128,952	$1,114,081

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2024, we had entered into eight interest rate swap transactions with a combined notional amount of $1.1 billion. We have allocated the total impact of expected settlements on the $1.1 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR as of September 30, 2024 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended September 30, 2024 and 2023, the Company incurred advisory and administrative fees of $1.7 million and $2.0 million, respectively. For the nine months ended September 30, 2024 and 2023, advisory and administrative fees were $5.2 million and $5.8 million, respectively.

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

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2024, we had approximately $3.5 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2024	2023	2024	2023
Interior	(1)	$1,141	$7,246	$3,934	$21,899
Exterior and common area		484	1,785	1,847	10,370
Total rehab expenditures		$1,625	$9,031	$5,781	$32,269

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2024 and 2023, we completed full and partial interior rehabs on 330 and 1,875 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2024 and 2023.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2024. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2024 of $0.46242 per share on July 29, 2024 which was paid on September 30, 2024 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2024 and 2023. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2024, we had total indebtedness of $1.5 billion at a weighted average interest rate of 6.72%, of which $1.4 billion was debt with a floating interest rate. As of September 30, 2024, interest rate swap agreements effectively covered 75% of our $1.4 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 0.98% for Adjusted SOFR on the $1.1 billion notional amount of interest rate swap agreements that we have entered into as of September 30, 2024, which effectively fix the interest rate on $1.4 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2024, the interest rate cap agreements we have entered into effectively cap SOFR on $2.1 billion of our floating rate mortgage debt at a weighted average rate of 6.87% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

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

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of September 30, 2024, of the amounts illustrated in the table below for our indebtedness as of September 30, 2024 (dollars in thousands):

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 24, 2024. On October 29, 2024, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026. This authorization replaced the Board’s prior authorization of the share repurchase program. During the nine months ended September 30, 2024, the Company repurchased 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.19 per share on average. Since inception of the Share Repurchase Program through September 30, 2024, the Company had repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,989,306	$29.07	2,989,306	$85.5
July 1 – July 31	—	—	—	85.5
August 1 – August 31	—	—	—	85.5
September 1 – September 30	—	—	—	85.5
Total as of September 30, 2024	2,989,306	$29.07	2,989,306	$85.5

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	October 30, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	October 30, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)