Form 10-K
period 2024-12-31
NexPoint Residential Trust, Inc.
filed 2025-02-26
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $951,000,000.

As of February 26, 2025, the registrant had 25,466,105 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2024

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
•
potential reforms to the Federal Home Loan Mortgage Corporation (“Freddie Mac”);
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

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned TRS. The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2024, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 9 to our consolidated financial statements).

The Company is externally managed by the Adviser, through an agreement dated March 16, 2015, as amended, and renewed on February 24, 2025 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by the Sponsor.

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

As of December 31, 2024, the Company, through the OP and the wholly owned TRS, owned 35 properties representing 12,984 units in seven states, as further described under Item 2, “Properties” and Notes 3 and 4 to our consolidated financial statements.

2024 Highlights

Key highlights and transactions completed in 2024 include the following:

•
Refinancing: We completed a 34 property refinance on property mortgage debt of approximately $1,429.0 million, increasing the outstanding mortgage debt to approximately $1,469.4 million. We completed the refinancings with a 1.09% spread on 30-Day Average Secured Overnight Financing Rate ("SOFR") and maturity dates ranging from October 1, 2031 to December 1, 2031.
•
Dispositions: We sold three properties totaling 1,149 units in 2024. Details of the dispositions are in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Outstanding Principal (1)	Net Cash Proceeds (2)	Gain on Sale of Real Estate
Old Farm	Houston, Texas	March 1, 2024	$103,000	$52,886	$102,704	$31,548
Radbourne Lake	Charlotte, North Carolina	April 30, 2024	39,250	20,000	38,904	18,847
Stone Creek at Old Farm	Houston, Texas	October 1, 2024	24,500	15,274	24,095	3,851
			$166,750	$88,160	$165,703	$54,246

(1)
Represents the outstanding principal balance when the loan was repaid at the time the property sold.
(2)
Represents sales price, net of closing costs.
•
Renovations: For the properties in our Portfolio as of December 31, 2024, we completed full and partial renovations on 388 units at an average cost of $12,268 per renovated unit. Since inception, for the properties in our Portfolio as of December 31, 2024, we have completed full and partial renovations on 8,348 units at an average cost of $10,123 per renovated unit that has been leased as of December 31, 2024. We have achieved average rent growth of 15.0%, or a $175 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2024, resulting in a return on investment on capital expended for interior renovations of 20.8%.
•
Dividends: We declared dividends totaling $49.8 million, or $1.90 per share for the year ended December 31, 2024. During the fourth quarter of 2024, we increased our quarterly dividend for the seventh time since the Spin-Off (as defined below) to $0.51 per share, which was an increase of $0.04758 per share, or a 10.3% increase, over our previous quarterly dividends declared in 2024. The increase in our quarterly dividend to $0.51 per share is an increase of $0.30 per share, or a 147.6% increase, over our quarterly dividends declared from the Spin-Off. Our fourth quarter dividend equates to a 4.9% annualized yield based on our closing share price of $41.75 on December 31, 2024.
•
Share Repurchases: We repurchased and subsequently retired 438,678 of our shares for a weighted average price of $33.19 per share.
•
Results of Operations and Non-GAAP Measures: We reported the following net income, net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (dollars in thousands):

		For the Year Ended December 31,
		2024		2023	$ Change		% Change
Net income		$1,114		$44,433	$(43,319)	(1)	-97.5%
NOI	(2)	157,035	(3)	167,404	(10,369)		-6.2%
FFO attributable to common stockholders	(2)	44,454		71,420	(26,966)		-37.8%
Core FFO attributable to common stockholders	(2)	73,130		76,630	(3,500)		-4.6%
AFFO attributable to common stockholders	(2)	83,631		85,882	(2,251)		-2.6%

(1)
The change in our net income between the periods primarily relates to decreases in gain on sales of real estate and rental income of $13.7 million and $18.2 million, respectively, in addition to an increase in loss on extinguishment of debt and modification costs of $21.6 million.
(2)
See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).
(3)
Prior year NOI, Core FFO attributable to common stockholders and AFFO attributable to common stockholders were updated to conform to current year presentation.
•
Same Store Growth: There are 35 properties encompassing 12,948 units of apartment space in our same store pool for the years ended December 31, 2024 and 2023 (our “2023-2024 Same Store” properties). Our 2023-2024 Same Store properties exclude 36 down units in our Portfolio as of December 31, 2024 (see Note 4 to our consolidated financial statements). For our 2023-2024 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

Operating Metric	2024	2023	% Change
Occupancy (1)	94.7%	94.7%	0.0%
Average Effective Monthly Rent Per Unit (2)	$1,491	$1,516	-1.6%
Rental income (in thousands)	$246,688	$241,188	2.3%
Other income (in thousands)	$5,320	$5,773	-7.8%
NOI (in thousands)	$154,050	$152,730	0.9%

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

•
Corporate Credit Facility: On March 5, 2024, the Company made a $17.0 million principal payment on the Corporate Credit Facility, constituting payment in full. As of December 31, 2024, there is no outstanding principal balance on the Corporate Credit Facility.
•
Cash Position: At December 31, 2024, we had $53.9 million of cash on our balance sheet, of which $3.2 million was reserved for future renovations, and $27.6 million was reserved for lender-required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

Our Real Estate Portfolio

As of December 31, 2024, we owned 35 properties representing 12,984 units that we lease in seven states that were approximately 94.7% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,491. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 3 and 4 to our consolidated financial statements.

We view our real estate assets as one industry segment and, accordingly, our properties are aggregated into one reportable segment.

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

At times, we may acquire properties from affiliates, including from Delaware statutory trusts managed by affiliates of our Adviser (“Advised DSTs”). On or about March 1, 2022, through our OP, we sent an offer to acquire two properties from Advised DSTs. One property was a Class B apartment community consisting of 232 units located in the Atlanta, Georgia MSA (“Adair”). The other property was a Class A apartment community consisting of 330 units located in the Phoenix, Arizona MSA (“Estates”). The OP acquired Adair and Estates through exchange rights granted to the OP in the respective trust agreements for Adair and Estates. The total consideration for Adair was $65.5 million. The total consideration for Estates was $77.9 million. Affiliates of our Adviser own less than 2% of the Adair trust units and less than 1% of the Estates trust units and participated in the sales on the same terms as other holders. Under the exchange rights, the owners of the Advised DSTs were permitted to elect to receive either units of the OP or cash for their proportionate share of the consideration. The transaction closed in the second quarter of 2022.

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

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2024, we have renovated the exteriors and common areas at a majority of the properties in our Portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards, 5) fiber internet and 6) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. Since inception, for the properties in our Portfolio as of December 31, 2024, we have completed full and partial renovations on 8,348 units out of our 12,984 total units with an average monthly rental increase per unit of $175 and an average cost of $10,123 per renovated unit that has been leased as of December 31, 2024. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2024, we had reserved approximately $3.2 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 12,984 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•
manages approximately 91,000 multifamily units in 24 states and has managed multifamily communities for 32 years;
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
Advisory Services
NexPoint Residential Trust, Inc.
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
LLC Subsidiaries
LLC Subsidiaries
NXRT NLMF Member, LLC
9 Properties*
26 Properties*


An affiliate of BH Equities, LLC is the property manager for all of our properties.

Our Adviser

We are externally managed by our Adviser pursuant to the Advisory Agreement, by and among the OP, our Adviser, and us. Our Adviser was organized on September 5, 2014 and is an affiliate of our Sponsor. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders as further described under “—Our Advisory Agreement” below. The members of our Adviser’s management team are James Dondero, Paul Richards, Matt McGraner and D.C. Sauter, all of whom are employed by our Adviser or its affiliates.

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

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 24, 2025, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term.

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

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our Portfolio using the applicable version of American Society for Testing and Materials Standard E 1527 in effect at the time of their commission A Phase I Environmental Site Assessment is a report that reviews various publicly available information and includes a site visit to identify recognized environmental conditions. Phase I Site assessments are intended to identify and evaluate known and reasonably ascertainable information regarding the environmental condition of the assessed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties, or operations and conditions at nearby properties, may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. Moreover, conditions identified in environmental assessments that did not appear material at that time, may in the future result in material liability.

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

Human Capital Disclosure

As of December 31, 2024, we had two employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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
•
failure of our OP to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•
compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;
•
risks associated with our ownership of interests in TRSs;

•
the recognition of taxable gains from the sale of properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Code;
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

To the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, increases in prevailing interest rates will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and the Israel-Hamas war adds, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

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

Our most significant geographic investment concentrations are primarily in the Southeastern and Southwestern United States. We are, therefore, subject to increased exposure from economic and other competitive factors specific to markets within these geographic areas, including supply and demand for apartments in these areas, local real estate conditions, increases in real estate and other taxes, rent control or rent stabilization laws and other regulatory conditions. To the extent general economic conditions, job growth or unemployment worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our Portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

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

Potential reforms or changes to Freddie Mac could adversely affect our business.

As of December 31, 2024, we had approximately $1.5 billion of outstanding consolidated indebtedness under our Freddie Mac mortgage loans. We rely on national and regional institutions, including Freddie Mac, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is uncertainty regarding the future of Freddie Mac. Should Freddie Mac have its mandate changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

Competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth.

We compete with numerous real estate companies and other owners of real estate in seeking multifamily properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties and to develop new properties, and many of these investors will have greater sources of capital to acquire properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability and impede our growth. Similarly, some of our competitors may have loan covenants or fund requirements that encourage decisions on occupancy targets or rental rates that vary from decisions based on market conditions, which could require us to react in ways that may affect our strategy or negatively affect our performance.

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

We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our Portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our assets. We are also subject to the following risks in connection with sales of our apartment communities:

•
a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as a tax deferred exchange under Section 1031 of the Code (“1031 Exchanges”) so that any related capital gain can be deferred for U.S. federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and
•
U.S. federal income tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

As of December 31, 2024, substantially all of our investments are concentrated in the multifamily apartment sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs into the environment and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs may have been used in the construction of a number of the communities that we acquired and may have been used in the construction of communities we acquire in the future. We will implement an operations and maintenance program at each of the communities at which we discover ACMs. We can provide no assurance that we will not incur any material liabilities as a result of the presence of ACMs at our communities.

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

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:

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

As of December 31, 2024, approximately $1.5 billion of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2024, 8 interest rate swap agreements, with a combined notional amount of $1.1 billion and terms expiring in 2025 and 2026, effectively fix the interest rate on $1.1 billion, or 73%, of our $1.5 billion of floating rate debt outstanding. As of December 31, 2024, the interest rate cap agreements we have entered into effectively cap the applicable reference rate on $2.5 billion of our floating rate mortgage debt outstanding at a weighted average rate of 6.31% for the term of the agreements, which is generally 2-3 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

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

As of December 31, 2024, there was $1.5 billion of mortgage debt outstanding related to our Portfolio. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed.

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

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents’ motions to dismiss, including Mr. Dondero’s, remain pending. The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.

We depend upon key personnel of our Adviser and its affiliates and our property manager.

We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We also depend on BH for our property management and construction services. We depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser and of our property manager to achieve our investment objectives, including Messrs. Dondero, Richards, McGraner and Sauter, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

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

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Adviser’s management team

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our Adviser or members of our Adviser’s management team Past performance is not a guarantee of future results. We cannot assure you that we will replicate the historical results achieved by entities managed by affiliates of our Adviser or members of the management team, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

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

If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

Our OP intends to qualify as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting purposes. We cannot assure you, however, that the IRS will not challenge the status of our OP or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If classified as a partnership, our OP generally will not be a taxable entity and will not incur any U.S. federal income tax liability. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our OP’s income. However, our OP would be treated as a corporation for U.S. federal income tax purposes if it was a “publicly traded partnership,” unless at least 90% of its income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, the OP’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. If our OP were to be taxed as a corporation, it would incur substantial tax liabilities, and we could then fail to qualify as a REIT for U.S. federal income tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital and pay distributions to our stockholders could be impaired.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate, or contribute to a TRS, otherwise attractive investments from our Portfolio, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the tests for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs and any TRS we form in the future will be subject to corporate U.S. federal, state and local taxes. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any of these taxes would decrease cash available for distributions to stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of the other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.

Our ownership of interests in TRSs raises certain tax risks.

A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to residents of its parent REIT. A TRS is subject to income tax as a C corporation. We currently own interests in TRSs and may acquire securities in additional TRSs in the future.

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

Our TRSs are and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS, that would be distributable to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our ownership of interests in TRSs.

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

In general, we may structure asset sales for possible inclusion in 1031 Exchanges. The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain properties, our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following its acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes at the corporate rate with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own or hold an interest in, directly or through any subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. However, no assurance can be given that any particular property that we own or hold an interest in, directly or through any subsidiary entity, including our OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business and that we will not be subject to the 100% prohibited transactions tax.

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

In order to maintain our qualification as a REIT, among other requirements, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We will also be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, these requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions.Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our securities. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT. Furthermore, our inability to make required distributions could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to their stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026 (subject to certain limitations)). To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. At the current maximum ordinary income tax rate of 37% applicable for taxable years beginning before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 6.2% in value of the aggregate of the outstanding shares of our capital stock and more than 6.2% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 6.2% ownership limit would result in our failing to qualify as a REIT. Our Board granted a waiver from the ownership limits for James Dondero and certain of his affiliates, and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions in our charter designed to protect our status as a REIT, including providing that any ownership or purported transfer of our shares in violation of the foregoing restrictions will result in the shares so owned or transferred being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. Furthermore, if a transfer of our shares would result in our shares being beneficially owned by fewer than 100 persons or the transfer to a charitable trust would be ineffective for any reason to prevent a violation of the other restrictions on ownership and transfer of our shares, the transfer resulting in such violation will be void ab initio. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

These ownership limits could also delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

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

There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could adversely impact our business and financial results.

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

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons, including through a foreign-controlled domestic corporation, during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

We and our subsidiaries and stockholders may be subject to state, local or foreign tax filing and payment obligations taxation in various jurisdictions including those in which we or they transact business, own property or reside.

We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state, local and foreign income and other tax laws on an investment in our stock.

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

Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest, including the following:

•
Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify, and elect to be taxed, as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 6.2% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 6.2% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 6.2% of our outstanding shares of common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interest. Our Board granted a waiver from the ownership limits applicable to holders of our common stock to James Dondero and certain of his affiliates and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT.
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

Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
•
“control share” provisions that provide that holders of “control shares” of us (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights with respect to such control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our Board by resolution exempted from the provisions of the Maryland Business Combination Act all business combinations (1) between our Adviser, James Dondero and certain of his affiliates or their respective affiliates and us and (2) between any other person and us, provided that such business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

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

General Risks

We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends.

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Cybersecurity incidents and cyber-attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, the risk of which may be heightened by the increased prevalence and use of artificial intelligence. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including accidental or unauthorized disclosure of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to stockholders. In addition, although our Adviser maintains insurance coverage that may cover certain aspects of our cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed policy limits or are not covered under any of our Adviser’s current insurance policies.

The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. In addition, recent well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks, and may in the future result in heightened cyber-security requirements and/or additional regulatory oversight. As cybersecurity threats and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain. Any such actions may adversely impact our results of operations and financial condition.

Furthermore, if some of our or our Adviser’s employees are required to work remotely in the future due to pandemics or infectious diseases, or if we or our Adviser allow permanent or significant remote work by any of our or its employees, there may be an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our residents and prospective residents. In addition, our Sponsor engages third-party service providers that may collect and hold personally identifiable information of our residents or prospective residents. While security measures to protect the confidentiality of this information are in place, we can provide no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and/or loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party service providers and other third parties may be unable to adequately anticipate these techniques or breaches or implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party service providers’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents or other tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

Changes in accounting rules and other policy or regulatory changes could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

The SEC, Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

The recent change in the U.S. Presidential Administration and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Our business could be harmed if we are unable to effectively integrate and use artificial intelligence.

If we are unable to remain competitive by integrating and using artificial intelligence, our business could be harmed. In addition to competitive risks, the incorporation of artificial intelligence into our technological framework poses ethical and cybersecurity risks, as well as the regulatory risks associated with compliance with state and national laws and regulations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. Our Adviser maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework and the Azure Security Benchmark. In general, our Adviser seeks to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing the Company’s information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.

As one of the critical elements of the Company’s overall risk management, our cybersecurity program is focused on the following key areas:

Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Adviser’s Director of Information Technology and other members of management of our Adviser that implement and oversee our Adviser’s cybersecurity program.

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

Incident Response and Recovery Planning: Our Adviser has established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and the technological components of such plans are tested and evaluated on a regular basis.

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

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and we do not believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if a cyber-attack disrupts the Company’s critical operations, service or financial systems. See “Risk Factors - We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends.”

Item 2. Properties

As of December 31, 2024, our Portfolio consisted of 35 properties representing 12,984 units in seven states. The following table provides a summary of the properties in our Portfolio as of December 31, 2024:

					As of December 31, 2024
Properties by State	Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)

Texas
Arbors on Forest Ridge	Bedford, Texas	210	1/31/2014	$12,805	$1,121	98.6%	157	$4,402
Cutter's Point	Richardson, Texas	196	1/31/2014	15,845	1,370	98.5%	131	6,732
Versailles	Dallas, Texas	388	2/26/2015	26,165	1,130	96.1%	296	6,164
Venue at 8651	Fort Worth, Texas	333	10/30/2015	19,250	1,160	95.5%	286	7,009
Atera Apartments	Dallas, Texas	380	10/25/2017	59,200	1,487	95.0%	215	3,419
Versailles II	Dallas, Texas	242	9/26/2018	24,680	1,064	96.7%	56	5,632
Summers Landing	Fort Worth, Texas	196	6/7/2019	19,396	1,198	95.4%	58	11,415
Florida
The Summit at Sabal Park	Tampa, Florida	252	8/20/2014	19,050	1,370	94.4%	209	5,864
Courtney Cove	Tampa, Florida	324	8/20/2014	18,950	1,249	92.9%	249	4,974
Sabal Palm at Lake Buena Vista	Orlando, Florida	400	11/5/2014	49,500	1,671	94.0%	77	13,114
Cornerstone	Orlando, Florida	430	1/15/2015	31,550	1,435	94.4%	452	4,950
Seasons 704 Apartments	West Palm Beach, Florida	222	4/15/2015	21,000	1,818	95.0%	188	7,836
Parc500	West Palm Beach, Florida	217	7/27/2016	22,421	1,879	96.3%	212	14,650
Avant at Pembroke Pines	Pembroke Pines, Florida	1,520	8/30/2019	322,000	2,199	95.3%	580	17,848
Residences at West Place	Orlando, Florida	342	7/17/2019	55,000	1,586	95.0%	117	11,892
Nevada
Bella Solara	Las Vegas, Nevada	320	11/22/2019	66,500	1,328	93.1%	113	11,232
Bloom	Las Vegas, Nevada	528	11/22/2019	106,500	1,276	94.7%	142	14,115
Torreyana Apartments	Las Vegas, Nevada	316	11/22/2019	68,000	1,444	95.9%	52	13,435
Georgia
The Preserve at Terrell Mill	Marietta, Georgia	752	2/6/2015	58,000	1,282	94.3%	719	11,370
Rockledge Apartments	Marietta, Georgia	708	6/30/2017	113,500	1,488	94.3%	440	11,091
The Adair	Sandy Springs, Georgia	232	4/1/2022	65,500	1,995	91.4%	140	11,904
Tennessee
Brandywine I & II	Nashville, Tennessee	632	9/26/2018	79,800	1,204	94.6%	525	10,808
Arbors of Brentwood	Nashville, Tennessee	346	9/10/2019	62,250	1,458	93.1%	141	10,251
Residences at Glenview Reserve	Nashville, Tennessee	360	7/17/2019	45,000	1,248	95.3%	259	13,544
Arizona
Madera Point	Mesa, Arizona	256	8/5/2015	22,525	1,311	93.8%	255	4,535
The Venue on Camelback	Phoenix, Arizona	415	10/11/2016	44,600	981	92.8%	271	10,266
Bella Vista	Phoenix, Arizona	248	1/28/2019	48,400	1,712	89.9%	198	10,537
The Enclave	Tempe, Arizona	204	1/28/2019	41,800	1,782	93.6%	162	10,392
The Heritage	Phoenix, Arizona	204	1/28/2019	41,900	1,676	94.6%	174	9,637
Fairways at San Marcos	Chandler, Arizona	352	11/2/2020	84,480	1,574	95.7%	136	13,667
Estates on Maryland	Phoenix, Arizona	330	4/1/2022	77,900	1,430	95.5%	110	13,250
North Carolina
The Verandas at Lake Norman	Charlotte, North Carolina	264	6/30/2021	63,500	1,343	98.1%	66	12,376
Creekside at Matthews	Charlotte, North Carolina	240	6/30/2021	58,000	1,423	95.8%	83	10,957
Six Forks Station	Raleigh, North Carolina	323	9/10/2021	74,760	1,359	93.2%	123	12,784
High House at Cary	Cary, North Carolina	302	12/7/2021	93,250	1,498	92.1%	107	13,517
Total		12,984		$2,032,977	$1,491	94.7%	7,499	$10,123

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2024 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2024.
(2)
Percent occupied is calculated as the number of units occupied as of December 31, 2024, divided by the total number of units, expressed as a percentage.
(3)
Inclusive of all full and partial interior upgrades completed.
(4)
Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2024.
(5)
Includes the 36 downed units excluded from our 2023-2024 Same Store pool (see Note 4 to our consolidated financial statements).

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

Stockholder Information

On February 26, 2025, we had 25,466,105 shares of common stock outstanding held by a total of approximately 764 record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 24, 2022, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 24, 2024 (the “Share Repurchase Program”). On October 28, 2024, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026. This authorization replaced the Board’s prior authorization of the Share Repurchase Program. During the year ended December 31, 2024, the Company repurchased 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.19 per share on average. Since the inception of the Share Repurchase Program in June 2016 through December 31, 2024, the Company had repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,989,306	$29.07	2,989,306	$85.5
October 1 – October 31	—	—	—	85.5
November 1 – November 30	—	—	—	85.5
December 1 – December 31	—	—	—	85.5
Total as of December 31, 2024	2,989,306	$29.07	2,989,306	$85.5

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. The following graph compares the cumulative total stockholder return on our common shares for the measurement period commencing December 31, 2019 and ending December 31, 2024 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ) and the Standard & Poor’s U.S. REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

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

This section of this Annual Report generally discusses the years ended December 31, 2024 and 2023. A discussion of the year ended December 31, 2022 is available at Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on February 27, 2024.

Overview

As of December 31, 2024, our Portfolio consisted of 35 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 12,984 units of apartment space that was approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,491. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2024, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 9 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the NOI at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 24, 2025 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P. On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the 2020 ATM Sales Agents, pursuant to the 2020 ATM Program (as defined below). See Note 7 to our consolidated financial statements.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2024, 2023 and 2022.

The macroeconomic environment remains challenging. The high interest rate environment, and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed the Bankruptcy Trust Lawsuit against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS

Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents’ motions to dismiss, including Mr. Dondero’s, remain pending. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Property management fees. Property management fees include fees paid to BH, our property manager, for managing each property (see Note 9 to our consolidated financial statements).

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

Results of Operations for the Years Ended December 31, 2024 and 2023

The year ended December 31, 2024 as compared to the year ended December 31, 2023

The following table sets forth a summary of our operating results for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change
Total revenues	$259,701	$277,526	$(17,825)
Total expenses	(230,387)	(232,274)	1,887
Operating income before gain on sales of real estate	29,314	45,252	(15,938)
Gain on sales of real estate	54,246	67,926	(13,680)
Operating income	83,560	113,178	(29,618)
Interest expense	(58,477)	(67,106)	8,629
Loss on extinguishment of debt and modification costs	(24,004)	(2,409)	(21,595)
Casualty loss	(626)	(856)	230
Gain on forfeited deposits	—	250	(250)
Equity in earnings of affiliate	172	205	(33)
Miscellaneous income	489	1,171	(682)
Net income	1,114	44,433	(43,319)
Net income attributable to redeemable noncontrolling interests in the OP	4	169	(165)
Net income attributable to common stockholders	$1,110	$44,264	$(43,154)

The change in our net income between the periods primarily relates to decreases in gain on sales of real estate and rental income of $13.7 million and $18.2 million, respectively, in addition to an increase in loss on extinguishment of debt and modification costs of $21.6 million.

Revenues

Rental income. Rental income was $251.9 million for the year ended December 31, 2024 compared to $270.1 million for the year ended December 31, 2023, which was a decrease of approximately $18.2 million. The decrease between the periods was primarily due to our three dispositions in 2024 compared to two dispositions in 2023, and the timing of disposition activity. During the year ended December 31, 2023, the Company sold one property in the third quarter of 2023 and one property in the fourth quarter of 2023. During the year ended December 31, 2024, the Company sold one property in each of the first, second, and fourth quarters of 2024.

Other income. Other income was $7.8 million for the year ended December 31, 2024 compared to $7.4 million for the year ended December 31, 2023, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to a $0.1 million increase in internet and tech income, in addition to an increase in cable income of $0.2 million and an increase in all other income of approximately $0.1 million.

Expenses

Property operating expenses. Property operating expenses were $56.6 million for the year ended December 31, 2024 compared to $57.8 million for the year ended December 31, 2023, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due to our disposition activity in 2023 and 2024 and the timing of the transactions, as described above.

Real estate taxes and insurance. Real estate taxes and insurance costs were $33.1 million for the year ended December 31, 2024 compared to $36.8 million for the year ended December 31, 2023, which was a decrease of approximately $3.7 million. The decrease between the periods was primarily due to our disposition activity in 2023 and 2024 and the timing of the transactions.

Property management fees. Property management fees were $7.5 million for the year ended December 31, 2024 compared to $8.1 million for the year ended December 31, 2023, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to a decrease in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $6.9 million for the year ended December 31, 2024 compared to $7.6 million for the year ended December 31, 2023, which was a decrease of approximately $0.7 million. For the years ended December 31, 2024 and 2023, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $21.3 million and $21.7 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $19.4 million for the year ended December 31, 2024 compared to $17.1 million for the year ended December 31, 2023, which was an increase of approximately $2.3 million. The increase was primarily due to increases in stock compensation expense of $1.3 million and an increase in all other corporate general and administrative expenses of $1.0 million.

Property general and administrative expenses. Property general and administrative expenses were $9.2 million for the year ended December 31, 2024 compared to $9.5 million for the year ended December 31, 2023, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to decreases in audit fees of $0.3 million.

Depreciation and amortization. Depreciation and amortization costs were $97.8 million for the year ended December 31, 2024 compared to $95.2 million for the year ended December 31, 2023, which was an increase of approximately $2.6 million. The increase between the periods was due to an increase in value add activity during 2023.

Other Income and Expense

Interest expense. Interest expense was $58.5 million for the year ended December 31, 2024 compared to $67.1 million for the year ended December 31, 2023, which was a decrease of approximately $8.6 million. The decrease between the periods was primarily due to a decrease in interest on debt and an increase in mark-to-market gain on interest rate caps of $6.3 million and $2.1 million, respectively, for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change
Interest on debt	$104,116	$110,394	$(6,278)
Amortization of deferred financing costs	3,364	2,945	419
Interest rate swaps	(48,103)	(47,717)	(386)
Interest rate caps	(307)	—	(307)
Interest rate caps mark-to-market (gain)	(593)	1,484	(2,077)
Total	$58,477	$67,106	$(8,629)

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $24.0 million for the year ended December 31, 2024 compared to $2.4 million for the year ended December 31, 2023, which was an increase of approximately $21.6 million. The increase between periods is primarily driven by increases in prepayment penalties and defeasance costs and write-off of deferred financing costs of $13.1 million and $8.0 million, respectively, due to our refinance activity in 2024 as compared to 2023. During the year ended December 31, 2024, the Company completed a portfolio refinance on 34 of its property mortgages. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change
Prepayment penalties and defeasance costs	$15,486	$2,370	$13,116
Write-off of deferred financing costs	8,465	483	7,982
Write-off of fair market value adjustment of assumed debt	—	—	—
Debt modification and other extinguishment costs	53	(444)	497
Total	$24,004	$2,409	$21,595

Casualty gains (losses). Casualty losses were $0.6 million for the year ended December 31, 2024 compared to casualty gains of $0.9 million for the year ended December 31, 2023. The increase in casualty losses is attributable to damages sustained at Bella Solara (see Note 4 to our consolidated financial statements).

Miscellaneous income. Miscellaneous income was $0.5 million for the year ended December 31, 2024 compared to $1.2 million for the year ended December 31, 2023, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to business interruption proceeds received from casualty events (see Note 4).

Gain on sales of real estate. Gain on sales of real estate was $54.2 million for the year ended December 31, 2024 compared to $67.9 million for the year ended December 31, 2023, which was a decrease of approximately $13.7 million. During the year ended December 31, 2024, we sold three properties for a combined gain of $54.2 million whereas during the year ended December 31, 2023, we sold two properties for a combined gain of $67.9 million.

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

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Advisory and administrative fees and corporate general and administrative expenses are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries, casualty gains and losses, and losses on extinguishment of debt and modification costs are excluded because they do not reflect continuing operating costs of the property owner. Corporate income is excluded as it does not pertain to the performance of the operating properties. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Gain of forfeited deposits is eliminated because such gains are not part of our core operations for the properties. Equity in earnings of affiliates is excluded as its not part of our core operations for the properties. These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and 2023-2024 Same Store NOI for the Years Ended December 31, 2024 and 2023

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2023-2024 Same Store NOI for the years ended December 31, 2024 and 2023 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2024	2023
Net income		$1,114	$44,433
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		6,899	7,645
Corporate general and administrative expenses		19,399	17,146
Corporate income		(2,215)	(483)
Casualty-related expenses/(recoveries)	(1)	1,389	(2,214)
Casualty losses (gains)		626	856
Gain on forfeited deposits		—	(250)
Property general and administrative expenses	(2)	3,998	3,701
Depreciation and amortization		97,762	95,186
Interest expense		58,477	67,106
Equity in earnings of affiliate		(172)	(205)
Loss on extinguishment of debt and modification costs		24,004	2,409
Gain on sales of real estate	(3)	(54,246)	(67,926)
NOI		$157,035	$167,404
Less Non-Same Store
Revenues		(5,478)	(30,082)
Operating expenses		2,496	15,542
Operating income		(3)	(134)
Same Store NOI		$154,050	$152,730

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
(3)
$31.5 million with a related party for the year ended December 31, 2024.

NOI and 2022-2024 Same Store NOI for the Years Ended December 31, 2024 and 2023

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2022-2024 Same Store NOI for the years ended December 31, 2024 and 2023 to net income, the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2024	2023
Net income		$1,114	$44,433
Adjustments to reconcile net income to NOI:
Advisory and administrative fees		6,899	7,645
Corporate general and administrative expenses		19,399	17,146
Corporate income		(2,215)	(483)
Casualty-related expenses/(recoveries)	(1)	1,389	(2,214)
Casualty losses		626	856
Gain on forfeited deposits		—	(250)
Property general and administrative expenses	(2)	3,998	3,701
Depreciation and amortization		97,762	95,186
Interest expense		58,477	67,106
Equity in earnings of affiliate		(172)	(205)
Loss on extinguishment of debt and modification costs		24,004	2,409
Gain on sales of real estate	(3)	(54,246)	(67,926)
NOI		$157,035	$167,404
Less Non-Same Store
Revenues		(17,318)	(41,581)
Operating expenses		6,756	19,327
Operating income		(13)	(151)
Same Store NOI		$146,460	$144,999
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
(3)
$31.5 million with a related party for the year ended December 31, 2024.

Net Operating Income for Our 2023-2024 Same Store and Non-Same Store Properties for the Years Ended December 31, 2024 and 2023

There are 35 properties encompassing 12,948 units of apartment space in our 2023-2024 Same Store properties. Our 2023-2024 Same Store properties exclude the 36 units that are currently down (see Note 4 to our consolidated financial statements).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2024 and 2023 for our 2023-2024 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$246,688	$241,188	$5,500	2.3%
Other income	5,320	5,773	(453)	-7.8%
Same Store revenues	252,008	246,961	5,047	2.0%
Non-Same Store
Rental income	5,173	28,890	(23,717)	N/M
Other income	305	1,192	(887)	N/M
Non-Same Store revenues	5,478	30,082	(24,604)	N/M
Total revenues	257,486	277,043	(19,557)	-7.1%

Operating expenses
Same Store
Property operating expenses (1)	53,459	51,280	2,179	4.2%
Real estate taxes and insurance	32,668	31,900	768	2.4%
Property management fees (2)	7,279	7,147	132	1.8%
Property general and administrative expenses (3)	5,038	4,941	97	2.0%
Same Store operating expenses	98,444	95,268	3,176	3.3%
Non-Same Store
Property operating expenses (4)	1,735	8,772	(7,037)	N/M
Real estate taxes and insurance	394	4,947	(4,553)	N/M
Property management fees (2)	205	922	(717)	N/M
Property general and administrative expenses (5)	162	901	(739)	N/M
Non-Same Store operating expenses	2,496	15,542	(13,046)	N/M
Total operating expenses	100,940	110,810	(9,870)	-8.9%

Operating income
Same Store
Miscellaneous income	486	1,037	(551)	N/M
Non-Same Store
Miscellaneous income	3	134	(131)	N/M
Total operating income	489	1,171	(682)	N/M

NOI
Same Store	154,050	152,730	1,320	0.9%
Non-Same Store	2,985	14,674	(11,689)	N/M
Total NOI	$157,035	$167,404	$(10,369)	-6.2%

(1)
For the years ended December 31, 2024 and 2023, excludes approximately $625,000 and $2,247,000, respectively, of casualty-related recoveries.
(2)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the OP.
(3)
For the years ended December 31, 2024 and 2023, excludes approximately $3,944,000 and $3,004,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.
(4)
For the years ended December 31, 2024 and 2023, excludes approximately $16,000 and $32,000, respectively, of casualty-related expenses.
(5)
For the years ended December 31, 2024 and 2023, excludes approximately $54,000 and $697,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income to NOI above under “NOI and 2023-2024 Same Store NOI for the Years Ended December 31, 2024 and 2023.”

2023-2024 Same Store Results of Operations for the Years Ended December 31, 2024 and 2023

As of December 31, 2024, our 2023-2024 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,491. As of December 31, 2023, our 2023-2024 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,516. For our 2023-2024 Same Store properties, we recorded the following operating results for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

Revenues

Rental income. Rental income was $246.7 million for the year ended December 31, 2024 compared to $241.2 million for the year ended December 31, 2023, which was an increase of approximately $5.5 million, or 2.3%. The majority of the increase is related to an increase in weighted average occupancy during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other income. Other income was $5.3 million for the year ended December 31, 2024 compared to $5.8 million for the year ended December 31, 2023, which was a decrease of $0.5 million. The increase between period is primarily attributable to a $0.4 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $53.5 million for the year ended December 31, 2024 compared to $51.3 million for the year ended December 31, 2023, which was an increase of approximately $2.2 million, or 4.2%. The majority of the increase is related to increases in repairs and maintenance expenses of $1.6 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $32.7 million for the year ended December 31, 2024 compared to $31.9 million for the year ended December 31, 2023, which was an increase of approximately $0.8 million, or 2.4%. The majority of the increase is related to a $0.7 million increase in insurance expense.

Property management fees. Property management fees were $7.3 million for the year ended December 31, 2024 compared to $7.1 million for the year ended December 31, 2023, which was an increase of approximately $0.2 million, or 1.8%. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $5.0 million for the year ended December 31, 2024 compared to $4.9 million for the year ended December 31, 2023, which was an increase of approximately $0.1 million, or 2.0%. The majority of the increase is related to a $0.1 million increase in education and training expense.

Net Operating Income for Our 2022-2024 Same Store and Non-Same Store Properties for the Years Ended December 31, 2024 and 2023

There are 33 properties encompassing 12,386 units of apartment space in our same store pool for the years ended December 31, 2024, 2023 and 2022 (our “2022-2024 Same Store” properties). Our 2022-2024 Same Store properties exclude the following 2 properties in our Portfolio as of December 31, 2024: The Adair and Estates on Maryland as well as 36 units that are currently down (see Note 4 to our consolidated financial statements).

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2024 and 2023 for our 2022-2024 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,		2024 compared to 2023
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$234,934	$229,801	$5,133	2.2%
Other income	5,234	5,661	(427)	-7.5%
Same Store revenues	240,168	235,462	4,706	2.0%
Non-Same Store
Rental income	16,927	40,277	(23,350)	N/M
Other income	391	1,304	(913)	N/M
Non-Same Store revenues	17,318	41,581	(24,263)	N/M
Total revenues	257,486	277,043	(19,557)	-7.1%

Operating expenses
Same Store
Property operating expenses (1)	51,122	49,221	1,901	3.9%
Real estate taxes and insurance	31,340	30,740	600	2.0%
Property management fees (2)	6,937	6,820	117	1.7%
Property general and administrative expenses (3)	4,785	4,702	83	1.8%
Same Store operating expenses	94,184	91,483	2,701	3.0%
Non-Same Store
Property operating expenses (4)	4,072	10,831	(6,759)	N/M
Real estate taxes and insurance	1,722	6,107	(4,385)	N/M
Property management fees (2)	547	1,249	(702)	N/M
Property general and administrative expenses (5)	415	1,140	(725)	N/M
Non-Same Store operating expenses	6,756	19,327	(12,571)	N/M
Total operating expenses	100,940	110,810	(9,870)	-8.9%

Operating income
Same Store
Miscellaneous income	476	1,020	(544)	N/M
Non-Same Store
Miscellaneous income	13	151	(138)	N/M
Total operating income	489	1,171	(682)	N/M

NOI
Same Store	146,460	144,999	1,461	1.0%
Non-Same Store	10,575	22,405	(11,830)	N/M
Total NOI	$157,035	$167,404	$(10,369)	-6.2%

(1)
For the years ended December 31, 2024 and 2023, excludes approximately ($624,000) and $54,000, respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the OP.
(3)
For the years ended December 31, 2024 and 2023, excludes approximately $3,746,000 and $2,909,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.
(4)
For the years ended December 31, 2024 and 2023, excludes approximately $2,013,000 and ($2,268,000), respectively, of casualty-related expenses/(recoveries).
(5)
For the years ended December 31, 2024 and 2023, excludes approximately $252,000 and $792,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and 2022-2024 Same Store NOI for the Years Ended December 31, 2024 and 2023.”

2022-2024 Same Store Results of Operations for the Years Ended December 31, 2024 and 2023

As of December 31, 2024, our 2022-2024 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,483. As of December 31, 2023, our 2022-2024 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,509. For our 2022-2024 Same Store properties, we recorded the following operating results for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

Revenues

Rental income. Rental income was $234.9 million for the year ended December 31, 2024 compared to $229.8 million for the year ended December 31, 2023, which was an increase of approximately $5.1 million, or 2.2%. The majority of the increase is related to an increase in the total number of units in the 2022-2024 same store pool from 12,341 units to 12,386 units as of December 31, 2023 and 2024, respectively.

Other income. Other income was $5.2 million for the year ended December 31, 2024 compared to $5.7 million for the year ended December 31, 2023, which was a decrease of $0.5 million. The decrease is related to a decrease in cable TV income of $0.1 million and decreases in all other income of $0.4 million.

Expenses

Property operating expenses. Property operating expenses were $51.1 million for the year ended December 31, 2024 compared to $49.2 million for the year ended December 31, 2023, which was an increase of approximately $1.9 million, or 3.9%. The majority of the increase is related to increases in repairs and maintenance expenses of $1.4 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $31.3 million for the year ended December 31, 2024 compared to $30.7 million for the year ended December 31, 2023, which was an increase of approximately $0.6 million. The majority of the increase is related to a $0.7 million increase in property insurance expense.

Property management fees. Property management fees were $6.9 million for the year ended December 31, 2024 compared to $6.8 million for the year ended December 31, 2023, which was an increase of approximately $0.1 million. The majority of the increase is related to an increase in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.8 million for the year ended December 31, 2024 compared to $4.7 million for the year ended December 31, 2023, which was an increase of approximately $0.1 million. The majority of the increase is related to a $0.1 million increase in education and training expenses.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, loss on extinguishment of debt and modification costs, gain on forfeited deposits, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities. Starting in the third quarter of 2024, the Company has adjusted Core FFO to remove (1) the amortization of all deferred financing costs instead of those solely related to short-term debt financing and (2) mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes. Prior periods have been recast to conform to the current presentation.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts Core FFO to remove items such as equity-based compensation expense and the related noncontrolling interests (as described above). We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income, the most directly comparable GAAP financial measure, for the years ended December 31, 2024 and 2023 (in thousands, except per share amounts):

		For the Year Ended December 31,
		2024	2023	% Change 2024 - 2023
Net income		$1,114	$44,433	N/M
Depreciation and amortization		97,762	95,186	2.7%
Gain on sales of real estate	(1)	(54,246)	(67,926)	-20.1%
Adjustment for noncontrolling interests		(176)	(273)	-35.5%
FFO attributable to common stockholders		44,454	71,420	-37.8%

FFO per share - basic		$1.74	$2.78	-37.3%
FFO per share - diluted		$1.69	$2.72	-37.8%

Loss on extinguishment of debt and modification costs		24,004	2,409	N/M
Casualty-related expenses/(recoveries)		1,389	(2,214)	N/M
Casualty losses (gains)		626	856	-26.9%
Gain on forfeited deposits		—	(250)	N/M
Amortization of deferred financing costs		3,364	2,945	14.2%
Mark-to-market adjustments of interest rate caps		(593)	1,484	N/M
Adjustment for noncontrolling interests		(114)	(20)	N/M
Core FFO attributable to common stockholders		73,130	76,630	-4.6%

Core FFO per share - basic		$2.87	$2.99	-4.1%
Core FFO per share - diluted		$2.79	$2.92	-4.6%

Equity-based compensation expense		10,543	9,287	13.5%
Adjustment for noncontrolling interests		(42)	(35)	20.0%
AFFO attributable to common stockholders		83,631	85,882	-2.6%

AFFO per share - basic		$3.28	$3.35	-2.1%
AFFO per share - diluted		$3.19	$3.27	-2.6%

Weighted average common shares outstanding - basic		25,516	25,654	-0.5%
Weighted average common shares outstanding - diluted	(2)	26,246	26,245	0.0%

Dividends declared per common share		$1.89726	$1.72242	$0.10151

Net income Coverage - diluted	(3)	0.02x	0.98x	N/M
FFO Coverage - diluted	(3)	0.89x	1.58x	-43.5%
Core FFO Coverage - diluted	(3)	1.47x	1.70x	-13.4%
AFFO Coverage - diluted	(3)	1.68x	1.90x	-11.6%

(1)
$31.5 million with a related party for the year ended December 31, 2024.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(3)
Indicates coverage ratio of net income/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2024 as compared to the year ended December 31, 2023

FFO was $44.5 million for the year ended December 31, 2024 compared to $71.4 million for the year ended December 31, 2023, which was a decrease of approximately $26.9 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $17.8 million and an increase in loss on extinguishment of debt and modification costs of $21.6 million.

Core FFO was $73.1 million for the year ended December 31, 2024 compared to $76.6 million for the year ended December 31, 2023, which was a decrease of approximately $3.5 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO of $26.9 million, partially offset by an increase in loss on extinguishment of debt and modification costs of $21.6 million.

AFFO was $83.6 million for the year ended December 31, 2024 compared to $85.9 million for the year ended December 31, 2023, which was a decrease of approximately $2.3 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO of $3.5 million partially offset by an increase in equity-based compensation expense of $1.3 million.

Liquidity and Capital Resources

Our short-term cash requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our multifamily properties, including:

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term cash requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of December 31, 2024, we had approximately $3.2 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2024. We believe that our sources of long-term cash will be sufficient for our needs thereafter.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$73,573	$96,581
Net cash provided by (used in) investing activities	130,619	51,923
Net cash provided by (used in) financing activities	(195,554)	(155,024)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,638	(6,520)
Cash, cash equivalents and restricted cash, beginning of year	45,279	51,799
Cash, cash equivalents and restricted cash, end of year	$53,917	$45,279

The year ended December 31, 2024 as compared to the year ended December 31, 2023

Cash flows from operating activities. During the year ended December 31, 2024, net cash provided by operating activities was $73.6 million compared to net cash provided by operating activities of $96.6 million for the year ended December 31, 2023. The change in cash flows from operating activities was mainly due to a decrease in net income (loss) of $43.3 million partially offset by a decrease in gain on sales of real estate of $13.7 million and an increase in amortization/write-off of deferred financing costs of $22.0 million.

Cash flows from investing activities. During the year ended December 31, 2024, net cash provided by investing activities was $130.6 million compared to net cash provided by investing activities of $51.9 million for the year ended December 31, 2023. The change in cash flows from investing activities was mainly due to an increase in net proceeds from sales of real estate of $47.9 million and decrease in additions of real estate investments of $34.2 million.

Cash flows from financing activities. During the year ended December 31, 2024, net cash used in financing activities was $195.6 million compared to net cash used in financing activities of $155.0 million for the year ended December 31, 2023. The change in cash flows from financing activities was mainly due to increases in deferred financing cost paid, prepayment penalties on extinguished debt and repurchases of common stock of $6.4 million, $13.1 million and $14.6 million, respectively.

Real Estate Investments Statistics

As of December 31, 2024, the Company was invested in a total of 35 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit as of December 31,*(1)		% Occupied as of December 31,*(2)
Property Name	Rentable Square Footage (in thousands)*	Number of Units*(3)	Date Acquired	2024	2023	2024	2023
Arbors on Forest Ridge	155	210	1/31/2014	$1,121	$1,187	98.6%	94.3%
Cutter's Point	198	196	1/31/2014	1,370	1,442	98.5%	93.9%
The Summit at Sabal Park	205	252	8/20/2014	1,370	1,460	94.4%	95.2%
Courtney Cove	225	324	8/20/2014	1,249	1,327	92.9%	95.4%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,671	1,753	94.0%	94.5%
Cornerstone	318	430	1/15/2015	1,435	1,445	94.4%	96.0%
The Preserve at Terrell Mill	692	752	2/6/2015	1,282	1,271	94.3%	96.7%
Versailles	301	388	2/26/2015	1,130	1,262	96.1%	92.3%
Seasons 704 Apartments	217	222	4/15/2015	1,818	1,828	95.0%	96.4%
Madera Point	193	256	8/5/2015	1,311	1,312	93.8%	94.9%
Venue at 8651	289	333	10/30/2015	1,160	1,175	95.5%	91.0%
Parc500	266	217	7/27/2016	1,879	1,914	96.3%	93.1%
The Venue on Camelback	256	415	10/11/2016	981	1,065	92.8%	95.2%
Rockledge Apartments	802	708	6/30/2017	1,488	1,557	94.3%	95.5%
Atera Apartments	334	380	10/25/2017	1,487	1,476	95.0%	96.3%
Versailles II	199	242	9/26/2018	1,064	1,181	96.7%	90.6%
Brandywine I & II	414	632	9/26/2018	1,204	1,222	94.6%	93.7%
Bella Vista	243	248	1/28/2019	1,712	1,774	89.9%	96.4%
The Enclave	194	204	1/28/2019	1,782	1,820	93.6%	94.6%
The Heritage	199	204	1/28/2019	1,676	1,698	94.6%	96.6%
Summers Landing	139	196	6/7/2019	1,198	1,223	95.4%	93.4%
Residences at Glenview Reserve	344	360	7/17/2019	1,248	1,307	95.3%	95.3%
Residences at West Place	345	342	7/17/2019	1,586	1,559	95.0%	92.1%
Avant at Pembroke Pines	1,442	1520	8/30/2019	2,199	2,150	95.3%	95.6%
Arbors of Brentwood	325	346	9/10/2019	1,458	1,494	93.1%	92.2%
Torreyana Apartments	309	316	11/22/2019	1,444	1,461	95.9%	95.9%
Bloom	498	528	11/22/2019	1,276	1,298	94.7%	94.9%
Bella Solara	271	320	11/22/2019	1,328	1,337	93.1%	92.6%
Fairways at San Marcos	340	352	11/2/2020	1,574	1,580	95.7%	94.9%
The Verandas at Lake Norman	241	264	6/30/2021	1,343	1,354	98.1%	95.8%
Creekside at Matthews	263	240	6/30/2021	1,423	1,431	95.8%	95.8%
Six Forks Station	360	323	9/10/2021	1,359	1,409	93.2%	92.4%
High House at Cary	293	302	12/7/2021	1,498	1,464	92.1%	95.0%
The Adair	328	232	4/1/2022	1,995	1,968	91.4%	96.6%
Estates on Maryland	324	330	4/1/2022	1,430	1,435	95.5%	95.2%
	11,893	12,984

* Information is unaudited.

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2024 and December 31, 2023, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2024 and December 31, 2023, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of December 31, 2024 and 2023, divided by the total number of units, expressed as a percentage.
(3)
Includes 36 down units due to casualty events as of December 31, 2024 (see Note 4 to our consolidated financial statements).

Debt, Derivatives and Hedging Activity

Mortgage Debt

Interest rates for mortgage debt is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is SOFR. Loans that transitioned from the London Inter-Bank Offered Rate ("LIBOR") to SOFR include a 0.11448% adjustment to SOFR for the all-in rate ("Adjusted SOFR"). As of December 31, 2024, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 5.56% and an adjusted weighted average interest rate of 2.96%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 0.98% for Adjusted SOFR on our combined $1.1 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.1 billion of our floating rate mortgage debt. See Notes 5 and 6 for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2024, interest rate swap agreements effectively covered 73% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2024, interest rate cap agreements covered $1.3 billion of our $1.5 billion of floating rate mortgage debt outstanding, which effectively cap SOFR on $1.3 billion of our floating rate mortgage debt at a weighted average rate of 6.31%.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments.

On November 30, 2022, the Company entered into an agreement with KeyBank as a Freddie Mac servicer to refinance $760.7 million of its first mortgage debt relating to 18 properties. On December 1, 2022, the Company entered into an agreement with KeyBank as a Freddie Mac servicer to refinance $46.8 million of its first mortgage debt relating to Cornerstone property.

On October 1, 2024, the Company entered into an agreement with JPMorgan Chase Bank, N.A., (“JPM”) to refinance $714.4 million of its first mortgage debt relating to 17 properties that had original loan maturities ranging from September 1, 2025 to December 1, 2032. The new loans mature on October 1, 2031, with the entire principal amounts due upon maturity totaling $813.6 million and bears interest at an annual rate of 30-day average SOFR plus 109 basis points.

On November 26, 2024, the Company entered into an agreement with JPM to refinance $714.7 million of its first mortgage debt relating to 17 properties that had original loan maturities on December 1, 2032. The new loans mature on December 1, 2031, with the entire principal amounts due upon maturity totaling $655.9 million and bears interest at an annual rate of 30-day average SOFR plus 109 basis points.

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

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. As of December 31, 2024, there was $350.0 million available for borrowing under the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owing under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. As of December 31, 2024 and 2023, the Company is in compliance with all of the covenants required in its Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of December 31, 2024, the Company believes it is compliant with all provisions of the Corporate Credit Facility. As of December 31, 2024, there was $0.0 million in principal outstanding on the Corporate Credit Facility. For additional information regarding our Corporate Credit Facility, see Note 5 to our consolidated financial statements.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank and three with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $1.1 billion which are effective as of December 31, 2024. As of December 31, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to $1.1 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 0.98%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 0.98%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
March 4, 2020	June 1, 2026	Truist	100,000	0.820%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
March 1, 2022	March 1, 2025	Truist	145,000	0.573%
March 1, 2022	March 1, 2025	Truist	105,000	0.614%
			$1,067,500	0.981%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of December 31, 2024, Adjusted SOFR was 4.65%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk with future effective dates (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of December 31, 2024, Adjusted SOFR was 4.65%.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2024 for the next five calendar years subsequent to December 31, 2024. We used SOFR as of December 31, 2024 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2025	2026	2027	2028	2029	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,503,242	$—	$—	$—	$33,817	$—	$1,469,425
Interest expense	(1)	470,479	48,350	56,543	76,286	76,080	75,031	138,189
Total		$1,973,721	$48,350	$56,543	$76,286	$109,897	$75,031	$1,607,614

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2024, the Company had nine interest rate swaps (including future interest rate swap agreements) with a combined notional amount of $1.1 billion. We have allocated the total impact of expected settlements on the $1.2 billion notional amount of interest rate swaps to “Operating Properties Mortgage Debt.” We used Adjusted SOFR as of December 31, 2024 to determine our expected settlements through the terms of the interest rate swaps.

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

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the years ended December 31, 2024 and 2023, the Company incurred advisory and administrative fees of $6.9 million and $7.6 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential commitments is expected to be no more than $4.0 million. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. As of December 31, 2024, the Company has funded approximately $0.7 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2024, the Company incurred expenses of $2.6 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of December 31, 2024, we had approximately $3.2 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 12,984 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2024, 2023 and 2022 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2024	2023	2022
Interior	(1)	$4,760	$25,504	$26,229
Exterior and common area		2,202	11,730	9,957
Total rehab expenditures		$6,962	$37,234	$36,186

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2024, 2023 and 2022, we completed full and partial interior rehabs on 388, 2,073 and 2,409 units, respectively.

REIT Tax Election and Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2015, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the years ended December 31, 2024, 2023 and 2022.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2024 of $0.51 per share on October 29, 2024, which was paid on December 31, 2024 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. We intend to mitigate these risks through interest rate hedges, which to date have included interest rate cap and interest rate swap agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2024, we had total indebtedness of $1.5 billion at a weighted average interest rate of 5.56%, of which $1.5 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on 73% of our $1.5 billion of floating rate mortgage debt outstanding (see below). As of December 31, 2024, the adjusted weighted average interest rate of our total indebtedness was 2.90%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 0.98% for Adjusted SOFR on the $1.1 billion notional amount of interest rate swap agreements that we have entered into as of December 31, 2024, which effectively fix the interest rate on $1.1 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2024, the interest rate cap agreements we have entered into effectively cap SOFR on $2.6 billion of our floating rate mortgage debt at a weighted average rate of 6.31% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into nine interest rate swap transactions with the Counterparties with a combined notional amount of $1.1 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to that amount with a weighted average fixed rate of 0.98%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 0.98%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of December 31, 2024, of the amounts illustrated in the table below for our indebtedness as of December 31, 2024 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,000
0.50%	2,000
0.75%	3,000
1.00%	4,000

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

(a)
The following documents are filed as part of this Annual Report:
1.
Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page F-1 of this Report.
2.
Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Residential Trust, Inc. on page S-1 of this Annual Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
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

10.3*	Second Amendment to Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P.

10.4

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

10.6

Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.8	NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.9†

Form of Restricted Stock Units Agreement (Officers) for award agreements entered into prior to 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017).

10.10†

Form of Restricted Stock Units Agreement (Officers) for award agreements entered into in 2021, 2022 and 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022).

10.11†

Form of Restricted Stock Units Agreement (Directors) for award agreements entered into prior to 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017)

10.12†

Form of Restricted Stock Units Agreement (Officers) for awards entered into in 2024 and after (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 3, 2024)

10.13*†	Form of Restricted Stock Units Agreement (Directors) for awards entered into in 2024 and after

10.14

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

10.15

Amended and Restated Revolving Credit Agreement, by and among NexPoint Residential Trust Operating Partnership, L.P., as borrower, the lenders from time to time party thereto and Truist Bank, as administrative agent, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.16

March 2022 Modification of Loan Documents by and among NexPoint Residential Trust Operating Partnership, L.P., NexPoint Residential Trust, Inc. Trust Bank and the pledgors and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).

10.17

September 2021 Modification of Loan Documents by and among NexPoint Residential Trust Operating Partnership, L.P., NexPoint Residential Trust, Inc., Truist Bank and the pledgors and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on April 28, 2022).

10.18	Form of Easement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.19	Form of Onboarding Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.20

Separation Agreement, dated November 9, 2023 by and among NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P.,NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., and NexPoint Real Estate Advisors V, L.P and Matt Goetz (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 9, 2023).

10.21

Separation Agreement, dated as of November 11, 2024, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P., NexPoint Homes Trust, Inc., NexPoint Real Estate Advisors XI, L.P., NexPoint Storage Partners, Inc., NexPoint Hospitality Trust and Brian Mitts (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024)

19.1

Insider Trading Policy of the Company (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024).

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

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ James Dondero
February 26, 2025	James Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Dondero	President and Director	February 26, 2025
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	February 26, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Mitts	Director	February 26, 2025
Brian Mitts

/s/ Edward Constantino	Director	February 26, 2025
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 26, 2025
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 26, 2025
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	February 26, 2025
Dr. Carol Swain
/s/ Catherine Wood	Director	February 26, 2025
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of real estate investments for impairment

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company evaluates the recoverability of its real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Company’s analysis evaluates the recoverability of such real estate investments based on estimated undiscounted future cash flows including estimated liquidation value. The key inputs into the Company’s impairment analysis include the expected holding period, estimated net operating income, and estimated capitalization rate. The Company provides for impairment if such estimated undiscounted future cash flows are insufficient to recover the carrying amount of the real estate investment. As disclosed in Note 4 to the consolidated financial statements, the Company had $1.8 billion in real estate investments as of December 31, 2024.

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

February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexPoint Residential Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Dallas, Texas

February 26, 2025

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Operating Real Estate Investments
Land	$359,819	$359,819
Buildings and improvements	1,738,677	1,719,864
Construction in progress	1,267	8,322
Furniture, fixtures, and equipment	202,029	180,435
Total Gross Operating Real Estate Investments	2,301,792	2,268,440
Accumulated depreciation and amortization	(508,569)	(411,087)
Total Net Operating Real Estate Investments	1,793,223	1,857,353
Real estate held for sale, net of accumulated depreciation of $0 and $31,871, respectively	—	110,747
Total Net Real Estate Investments	1,793,223	1,968,100
Cash and cash equivalents	23,148	12,367
Restricted cash	30,769	32,912
Accounts receivable, net	12,337	14,598
Prepaid and other assets	6,102	8,640
Fair market value of interest rate swaps	41,841	71,028
TOTAL ASSETS	$1,907,420	$2,107,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,463,650	$1,453,787
Mortgages payable held for sale, net	—	88,044
Credit facility, net	—	23,243
Accounts payable and other accrued liabilities	11,351	17,140
Accrued real estate taxes payable	4,260	11,230
Accrued interest payable	7,630	9,399
Security deposit liability	2,954	3,159
Prepaid rents	1,425	1,773
Total Liabilities	$1,491,270	$1,607,775

Redeemable noncontrolling interests in the OP	5,782	5,246

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,403,537 and 25,674,313 shares issued and outstanding, respectively	254	256
Additional paid-in capital	407,429	413,010
Accumulated earnings (loss) less dividends	(38,030)	11,493
Accumulated other comprehensive income	40,715	69,865
Total Stockholders' Equity	410,368	494,624
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,907,420	$2,107,645

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenues
Rental income	$251,861	$270,078	$257,855
Other income	7,840	7,448	6,097
Total revenues	259,701	277,526	263,952
Expenses
Property operating expenses	56,583	57,838	58,151
Real estate taxes and insurance	33,062	36,847	37,433
Property management fees (1)	7,484	8,069	7,636
Advisory and administrative fees (2)	6,899	7,645	7,547
Corporate general and administrative expenses	19,399	17,146	14,670
Property general and administrative expenses	9,198	9,543	9,298
Depreciation and amortization	97,762	95,186	97,648
Total expenses	230,387	232,274	232,383
Operating income before gain on sales of real estate	29,314	45,252	31,569
Gain on sales of real estate (3)	54,246	67,926	14,684
Operating income	83,560	113,178	46,253
Interest expense	(58,477)	(67,106)	(50,587)
Loss on extinguishment of debt and modification costs	(24,004)	(2,409)	(8,734)
Casualty gain (loss)	(626)	(856)	2,506
Gain on forfeited deposits	—	250	—
Equity in earnings of affiliate	172	205	—
Miscellaneous income	489	1,171	1,271
Net income (loss)	1,114	44,433	(9,291)
Net income (loss) attributable to redeemable noncontrolling interests in the OP	4	169	(31)
Net income (loss) attributable to common stockholders	$1,110	$44,264	$(9,260)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(29,265)	(32,413)	99,915
Total comprehensive income (loss)	(28,151)	12,020	90,624
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the OP	(111)	46	307
Comprehensive income (loss) attributable to common stockholders	$(28,040)	$11,974	$90,317

Weighted average common shares outstanding - basic	25,516	25,654	25,610
Weighted average common shares outstanding - diluted	26,246	26,245	25,610

Earnings (loss) per share - basic	$0.04	$1.73	$(0.36)
Earnings (loss) per share - diluted	$0.04	$1.69	$(0.36)

(1)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the Company’s Operating Partnership (see Note 9).
(2)
Fees incurred to the Adviser (see Note 10).
(3)
$31.5 million with a related party for the year ended December 31, 2024 (see Note 10).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2021	—	$—	25,500,567	$255	$407,803	$59,209	$2,578	$—	$469,845
Net loss attributable to common stockholders	—	—	—	—	—	(9,260)	—	—	(9,260)
Repurchases of common stock	—	—	—	—	—	—	—	(11,127)	(11,127)
Retirement of common stock held in treasury	—	—	(168,473)	(2)	(11,125)	—	—	11,127	—
Vesting of stock-based compensation	—	—	165,134	1	4,782	—	—	—	4,783
Issuance of common shares through at-the-market offering, net of offering costs	—	—	52,091	1	3,968	—	—	—	3,969
Common stock dividends declared ($1.56 per share)	—	—	—	—	—	(40,809)	—	—	(40,809)
Other comprehensive income	—	—	—	—	—	—	99,577	—	99,577
Offering costs of the issuance of redeemable noncontrolling interests in the OP	—	—	—	—	(52)	—	—	—	(52)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	2,740	—	—	2,740
Balances, December 31, 2022	—	$—	25,549,319	$255	$405,376	$11,880	$102,155	$—	$519,666
Net income attributable to common stockholders	—	—	—	—	—	44,264	—	—	44,264
Vesting of stock-based compensation	—	—	124,994	1	7,569	—	—	—	7,570
Common stock dividends declared ($1.72 per share)	—	—	—	—	—	(45,178)	—	—	(45,178)
Other comprehensive loss	—	—	—	—	—	—	(32,290)	—	(32,290)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	65	527	—	—	592
Balances, December 31, 2023	—	$—	25,674,313	$256	$413,010	$11,493	$69,865	$—	$494,624
Net income attributable to common stockholders	—	—	—	—	—	1,110	—	—	1,110
Repurchase of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury	—	—	(438,678)	(4)	(14,569)	—	—	14,573	—
Vesting of stock-based compensation	—	—	167,902	2	8,988	—	—	—	8,990
Common stock dividends declared ($1.90)	—	—	—	—	—	(49,790)	—	—	(49,790)
Other comprehensive loss	—	—	—	—	—	—	(29,150)	—	(29,150)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(843)	—	—	(843)
Balances, December 31, 2024	—	$—	25,403,537	$254	$407,429	$(38,030)	$40,715	$—	$410,368

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$1,114	$44,433	$(9,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate (1)	(54,246)	(67,926)	(14,684)
Depreciation and amortization	97,762	95,186	97,648
Amortization/write-off of deferred financing costs and debt prepayment penalties	27,317	5,354	11,513
Change in fair value on derivative instruments included in interest expense	(49,003)	(46,233)	(10,124)
Net cash received on derivative settlements	53,295	49,699	2,329
Amortization/write-off of fair market value adjustment of assumed debt	(106)	(108)	(194)
Provision for bad debts, net	3,741	8,652	8,004
Vesting of stock-based compensation	10,543	9,286	7,902
Insurance proceeds received for business interruption	803	936	681
Equity in earnings of affiliate	(172)	(205)	—
Gain on forfeited deposits	—	(250)	—
Casualty loss (gain)	896	(2,842)	(1,863)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,010)	(8,090)	(10,651)
Prepaid and other assets	(808)	(15)	(666)
Operating liabilities	(6,583)	4,706	4,442
Real estate taxes payable	(6,970)	3,998	(5,950)
Net cash provided by operating activities	73,573	96,581	79,096

Cash flows from investing activities
Net proceeds from sales of real estate	165,703	117,779	36,455
Forfeited deposits	—	250	—
Self-insurance paid for casualty loss	(179)	(1,819)	(1,819)
Insurance proceeds received from casualty losses	2,352	6,713	5,957
Additions to real estate investments	(37,257)	(71,415)	(62,100)
Acquisitions of real estate investments	—	415	(140,796)
Net cash provided by (used in) investing activities	130,619	51,923	(162,303)

Cash flows from financing activities
Mortgage proceeds received	1,433,889	42,788	885,825
Mortgage payments	(1,517,418)	(98,580)	(559,944)
Credit facilities proceeds received	—	—	55,000
Credit facilities payments	(24,000)	(50,500)	(260,500)
Deferred financing costs received (paid)	(5,400)	1,001	(13,007)
Interest rate cap fees paid	(1,556)	(592)	(3,925)
Prepayment penalties on extinguished debt	(15,486)	(2,370)	(5,704)
Proceeds from the issuance of common shares through at-the-market offering, net of offering costs	—	—	3,969
Payments for taxes related to net share settlement of stock-based compensation	(1,510)	(1,716)	(3,119)
Redemption of redeemable noncontrolling interests in the Operating Partnership	—	(70)	—
Repurchase of common stock	(14,573)	—	(11,127)
Dividends paid to common stockholders	(49,304)	(44,801)	(40,639)
Distributions to redeemable noncontrolling interest in the OP	(196)	(184)	(519)
Net cash provided by (used in) financing activities	(195,554)	(155,024)	46,310

Net increase (decrease) in cash, cash equivalents and restricted cash	8,638	(6,520)	(36,897)
Cash, cash equivalents and restricted cash, beginning of year	45,279	51,799	88,696
Cash, cash equivalents and restricted cash, end of year	$53,917	$45,279	$51,799

(1)
$31.5 million with a related party for the year ended December 31, 2024 (see Note 10).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$105,991	$109,049	$52,671
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	415	2,444
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(843)	592	2,740
Capitalized construction costs included in accounts payable and other accrued liabilities	3,024	5,789	4,721
Change in fair value on derivative instruments designated as hedges	(29,265)	(32,413)	99,915
Other assets acquired from acquisitions	—	—	168
Liabilities assumed from acquisitions	—	—	358
Increase in dividends payable upon vesting of restricted stock units	486	377	170
Write-off of assets due to casualty losses	1,140	1,897	7,014
Write-off of fully amortized in-place leases	—	—	5,179
Write-off of deferred financing costs	8,465	483	1,961

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2024, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 9 to our consolidated financial statements).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 24, 2025 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2024.

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

Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows

Certain reclassifications have been made within the consolidated statements of cash flows to the changes in operating assets and liabilities, net of effects of sales and acquisitions for the year ended December 31, 2022 to be comparative to the consolidated statement of cash flows for the years ended December 31, 2024 and 2023.

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

Operating Real Estate Investments

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

Impairment

Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the expected holding period, estimated net operating income, and estimated capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate investments based on estimated future cash flows inclusive of the estimated liquidation value of such real estate investments, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate investment. If impaired, the real estate investment will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property for, net operating income, and the estimated capitalization rate for each respective real estate investment. For the years ended December 31, 2024, 2023 and 2022, the Company has not recorded any impairment on its real estate investments.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2024 and 2023, there are zero and three properties held for sale, respectively. In addition to the net real estate and mortgages payable held for sale, the consolidated balance sheet also includes approximately $0.0 million and $0.8 million of accounts receivable and prepaid and other assets, and approximately $0.0 million and $4.9 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities as of December 31, 2024 and 2023, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2015, and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to U.S. federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRSs for the years ended December 31, 2024, 2023 and 2022.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company would also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2024 and 2023, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024 and 2023. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

Segment Reporting

We adopted ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the GAAP disclosure requirements for interim periods. ASU 2023-07 also explicitly requires public entities with a single reportable segment to provide all segment disclosures under GAAP. The Company identifies and discloses its reporting segment(s) in accordance with ASC

280, Segment Reporting. In applying this guidance, the Company first identifies its operating segment(s) from the component(s) where: (1) it engages in business activities from which it may recognize revenue and incur expenses, (2) its operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (3) its discrete financial information is available. Reportable segments are generally those operating segments that meet certain quantitative thresholds. The Company has determined it has one reportable segment: NXRT.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and should be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact of adopting the amendments on its disclosures.

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

As of December 31, 2024 and 2023, the Company, through the OP and the wholly owned TRS, owned 35 and 38 properties, respectively, through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of December 31, 2024 and 2023:

				Effective Ownership Percentage at December 31,
Property Name		Location	Year Acquired	2024	2023
Arbors on Forest Ridge		Bedford, Texas	2014	100%	100%
Cutter's Point		Richardson, Texas	2014	100%	100%
The Summit at Sabal Park		Tampa, Florida	2014	100%	100%
Courtney Cove		Tampa, Florida	2014	100%	100%
Radbourne Lake	(1)	Charlotte, North Carolina	2014	—	100%	(2)
Sabal Palm at Lake Buena Vista		Orlando, Florida	2014	100%	100%
Cornerstone		Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill		Marietta, Georgia	2015	100%	100%
Versailles		Dallas, Texas	2015	100%	100%
Seasons 704 Apartments		West Palm Beach, Florida	2015	100%	100%
Madera Point		Mesa, Arizona	2015	100%	100%
Venue at 8651		Fort Worth, Texas	2015	100%	100%
Parc500		West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback		Phoenix, Arizona	2016	100%	100%
Old Farm	(1)	Houston, Texas	2016	—	100%	(2)
Stone Creek at Old Farm	(1)	Houston, Texas	2016	—	100%	(2)
Rockledge Apartments		Marietta, Georgia	2017	100%	100%
Atera Apartments		Dallas, Texas	2017	100%	100%
Versailles II		Dallas, Texas	2018	100%	100%
Brandywine I & II		Nashville, Tennessee	2018	100%	100%
Bella Vista		Phoenix, Arizona	2019	100%	100%
The Enclave		Tempe, Arizona	2019	100%	100%
The Heritage		Phoenix, Arizona	2019	100%	100%
Summers Landing		Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve		Nashville, Tennessee	2019	100%	100%
Residences at West Place		Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines		Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood		Nashville, Tennessee	2019	100%	100%
Torreyana Apartments		Las Vegas, Nevada	2019	100%	100%
Bloom		Las Vegas, Nevada	2019	100%	100%
Bella Solara		Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos		Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman		Charlotte, North Carolina	2021	100%	100%
Creekside at Matthews		Charlotte, North Carolina	2021	100%	100%
Six Forks Station		Raleigh, North Carolina	2021	100%	100%
High House at Cary		Cary, North Carolina	2021	100%	100%
The Adair		Sandy Springs, Georgia	2022	100%	100%
Estates on Maryland		Phoenix, Arizona	2022	100%	100%

(1)
Properties sold in 2024.
(2)
Properties classified as held for sale as of December 31, 2023.

4. Real Estate Investments

As of December 31, 2024, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$12,078	$—	$2,553	$16,961
Cutter's Point	3,330	14,777	—	6,954	25,061
The Summit at Sabal Park	5,770	15,138	26	3,088	24,022
Courtney Cove	5,880	15,217	71	4,493	25,661
Sabal Palm at Lake Buena Vista	7,558	45,175	—	5,709	58,442
Cornerstone	1,500	31,286	22	5,758	38,566
The Preserve at Terrell Mill	10,170	54,334	—	16,264	80,768
Versailles	6,720	22,977	—	6,504	36,201
Seasons 704 Apartments	7,480	16,241	15	4,561	28,297
Madera Point	4,920	18,390	—	4,031	27,341
Venue at 8651	2,350	19,953	1	4,961	27,265
Parc500	3,860	21,989	—	5,836	31,685
The Venue on Camelback	8,340	38,962	41	6,620	53,963
Rockledge Apartments	17,451	102,013	548	13,063	133,075
Atera Apartments	22,371	39,054	—	3,866	65,291
Versailles II	4,124	21,328	54	3,133	28,639
Brandywine I & II	6,237	75,329	—	10,385	91,951
Bella Vista	10,942	37,482	—	4,345	52,769
The Enclave	11,046	30,760	—	3,861	45,667
The Heritage	6,835	35,284	8	3,942	46,069
Summers Landing	1,798	19,218	—	1,774	22,790
Residences at Glenview Reserve	3,367	43,187	—	6,482	53,036
Residences at West Place	3,345	53,708	—	5,022	62,075
Avant at Pembroke Pines	48,436	287,102	78	24,956	360,572
Arbors of Brentwood	6,346	56,881	8	4,038	67,273
Torreyana Apartments	23,824	44,290	—	2,696	70,810
Bloom	23,803	83,832	14	6,269	113,918
Bella Solara	12,605	52,686	274	3,849	69,414
Fairways at San Marcos	10,993	73,175	—	4,795	88,963
The Verandas at Lake Norman	9,510	54,002	14	2,770	66,296
Creekside at Matthews	11,515	46,171	—	3,482	61,168
Six Forks Station	11,357	65,130	6	4,816	81,309
High House at Cary	23,809	68,654	87	4,019	96,569
The Adair	8,344	57,399	—	3,301	69,044
Estates on Maryland	11,553	65,475	—	3,833	80,861
	$359,819	$1,738,677	$1,267	$202,029	$2,301,792
Accumulated depreciation and amortization	—	(351,780)	—	(156,789)	(508,569)
Total Operating Properties	$359,819	$1,386,897	$1,267	$45,240	$1,793,223

As of December 31, 2023, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$11,874	$78	$2,301	$16,583
Cutter's Point	3,330	14,622	—	6,760	24,712
The Summit at Sabal Park	5,770	14,663	—	2,746	23,179
Courtney Cove	5,880	15,099	12	3,837	24,828
Sabal Palm at Lake Buena Vista	7,558	45,023	—	5,040	57,621
Cornerstone	1,500	31,181	30	5,193	37,904
The Preserve at Terrell Mill	10,170	53,490	44	15,116	78,820
Versailles	6,720	22,048	587	5,586	34,941
Seasons 704 Apartments	7,480	15,585	25	4,025	27,115
Madera Point	4,920	18,330	—	3,771	27,021
Venue at 8651	2,350	19,720	374	4,688	27,132
Parc500	3,860	21,501	270	5,421	31,052
The Venue on Camelback	8,340	38,497	324	5,901	53,062
Rockledge Apartments	17,451	99,310	1,649	10,844	129,254
Atera Apartments	22,371	38,922	142	3,622	65,057
Versailles II	4,124	20,764	391	2,656	27,935
Brandywine I & II	6,237	73,895	—	9,541	89,673
Bella Vista	10,942	37,410	—	4,086	52,438
The Enclave	11,046	30,723	—	3,688	45,457
The Heritage	6,835	35,216	—	3,730	45,781
Summers Landing	1,798	18,955	2	1,589	22,344
Residences at Glenview Reserve	3,367	42,693	—	5,524	51,584
Residences at West Place	3,345	53,512	—	4,319	61,176
Avant at Pembroke Pines	48,436	284,582	85	21,681	354,784
Arbors of Brentwood	6,346	54,735	1,534	3,576	66,191
Torreyana Apartments	23,824	44,231	13	2,478	70,546
Bloom	23,803	83,440	8	5,638	112,889
Bella Solara	12,605	52,645	1,687	3,230	70,167
Fairways at San Marcos	10,993	73,068	—	4,443	88,504
The Verandas at Lake Norman	9,510	53,864	—	2,491	65,865
Creekside at Matthews	11,515	46,047	3	3,231	60,796
Six Forks Station	11,357	63,404	985	4,101	79,847
High House at Cary	23,809	68,263	62	3,501	95,635
The Adair	8,344	57,192	—	2,852	68,388
Estates on Maryland	11,553	65,360	17	3,229	80,159
	$359,819	$1,719,864	$8,322	$180,435	$2,268,440
Accumulated depreciation and amortization	—	(287,963)	—	(123,124)	(411,087)
Total Operating Properties	$359,819	$1,431,901	$8,322	$57,311	$1,857,353

Held For Sale Properties
Old Farm	$11,078	$71,097	$24	$6,081	$88,280
Stone Creek at Old Farm	3,493	19,689	—	1,465	24,647
Radbourne Lake	2,440	23,229	3	4,019	29,691
Accumulated depreciation and amortization	—	(24,536)	—	(7,335)	(31,871)
Total Held For Sale Properties	$17,011	$89,479	$27	$4,230	$110,747

Total	$376,830	$1,521,380	$8,349	$61,541	$1,968,100

Depreciation expense was $97.8 million, $95.2 million and $93.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.0 million, $0.0 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2024 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2024.

Acquisitions

There were no acquisitions during the years ended December 31, 2024 and 2023.

Dispositions

The Company sold three properties during the year ended December 31, 2024, as detailed in the table below (in thousands).

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Old Farm	(2)	Houston, Texas	March 1, 2024	$103,000	$102,704	$31,548
Radbourne Lake		Charlotte, North Carolina	April 30, 2024	39,250	38,904	18,847
Stone Creek at Old Farm		Houston, Texas	October 1, 2024	24,500	24,095	3,851
				$166,750	$165,703	$54,246
(1)
Represents sales price, net of closing costs.
(2)
Old Farm was sold to NexBank Capital. A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital. See Note 10.

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

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had approximately $0.3 million and $0.1 million, respectively, accrued for case reserves which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the years ended December 31, 2024, 2023 and 2022. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income (loss). Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.6 million in casualty loss, $0.9 million in casualty loss and $2.5 million in casualty gains, respectively, and $0.5 million, $1.2 million and $1.3 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss) due to casualty events, respectively.

5. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2024 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817	4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977	5.62%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185	5.62%	10/1/2031
Bella Vista	Floating	84	37,400	5.62%	10/1/2031
Brandywine I & II	Floating	84	59,526	5.62%	10/1/2031
Cornerstone	Floating	84	45,815	5.62%	10/1/2031
Estates on Maryland	Floating	84	37,345	5.62%	10/1/2031
High House at Cary	Floating	84	32,478	5.62%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271	5.62%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220	5.62%	10/1/2031
Six Forks Station	Floating	84	30,430	5.62%	10/1/2031
Summers Landing	Floating	84	14,135	5.62%	10/1/2031
The Adair	Floating	84	33,229	5.62%	10/1/2031
The Enclave	Floating	84	33,440	5.62%	10/1/2031
The Heritage	Floating	84	29,810	5.62%	10/1/2031
The Venue on Camelback	Floating	84	36,465	5.62%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113	5.62%	10/1/2031
Versailles II	Floating	84	15,706	5.62%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307	5.62%	12/1/2031
Atera Apartments	Floating	84	38,555	5.62%	12/1/2031
Bella Solara	Floating	84	37,772	5.62%	12/1/2031
Bloom	Floating	84	60,848	5.62%	12/1/2031
Courtney Cove	Floating	84	31,596	5.62%	12/1/2031
Creekside at Matthews	Floating	84	28,703	5.62%	12/1/2031
Cutter's Point	Floating	84	18,994	5.62%	12/1/2031
Fairways at San Marcos	Floating	84	55,056	5.62%	12/1/2031
Madera Point	Floating	84	29,676	5.62%	12/1/2031
Parc500	Floating	84	30,012	5.62%	12/1/2031
Rockledge Apartments	Floating	84	78,444	5.62%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960	5.62%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341	5.62%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735	5.62%	12/1/2031
Torreyana Apartments	Floating	84	43,153	5.62%	12/1/2031
Venue at 8651	Floating	84	24,620	5.62%	12/1/2031
Versailles	Floating	84	26,108	5.62%	12/1/2031
			$1,503,242
Fair market value adjustment			397
Deferred financing costs, net of accumulated amortization of $1,113			(39,989)
			$1,463,650

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rates used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of December 31, 2024, SOFR was 4.53%.

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2023 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal	Interest Rate	Maturity Date
Arbors on Forest Ridge	Floating	120	$19,184	6.89%	12/1/2032
Cutter's Point	Floating	120	21,524	6.89%	12/1/2032
The Summit at Sabal Park	Floating	120	30,826	6.89%	12/1/2032
Courtney Cove	Floating	120	36,146	6.89%	12/1/2032
The Preserve at Terrell Mill	Floating	120	71,098	6.89%	12/1/2032
Versailles	Floating	120	40,247	6.89%	12/1/2032
Seasons 704 Apartments	Floating	120	33,132	6.89%	12/1/2032
Madera Point	Floating	120	34,457	6.89%	12/1/2032
Venue at 8651	Floating	120	18,690	6.89%	12/1/2032
The Venue on Camelback	Floating	120	42,788	7.52%	2/1/2033
Sabal Palm at Lake Buena Vista	Floating	84	42,100	6.76%	9/1/2025
Cornerstone	Floating	120	46,804	7.43%	12/1/2032
Parc500	Floating	120	29,416	6.89%	12/1/2032
Rockledge Apartments	Floating	120	93,129	6.89%	12/1/2032
Atera Apartments	Floating	120	46,198	6.89%	12/1/2032
Versailles II	Floating	84	12,061	6.64%	10/1/2025
Brandywine I & II	Floating	84	43,835	6.64%	10/1/2025
Bella Vista	Floating	84	29,040	6.78%	2/1/2026
The Enclave	Floating	84	25,322	6.78%	2/1/2026
The Heritage	Floating	84	24,625	6.78%	2/1/2026
Summers Landing	Floating	84	10,109	6.64%	10/1/2025
Residences at Glenview Reserve	Floating	84	25,574	6.90%	10/1/2025
Residences at West Place	Fixed	120	33,817	4.24%	10/1/2028
Avant at Pembroke Pines	Floating	84	177,101	6.89%	9/1/2026
Arbors of Brentwood	Floating	84	34,237	6.89%	10/1/2026
Torreyana Apartments	Floating	120	50,580	6.89%	12/1/2032
Bloom	Floating	120	59,830	6.89%	12/1/2032
Bella Solara	Floating	120	40,328	6.89%	12/1/2032
Fairways at San Marcos	Floating	120	60,228	6.89%	12/1/2032
The Verandas at Lake Norman	Floating	84	34,925	7.19%	7/1/2028
Creekside at Matthews	Floating	120	29,648	6.89%	12/1/2032
Six Forks Station	Floating	120	41,180	7.06%	10/1/2031
High House at Cary	Floating	84	46,625	7.35%	1/1/2029
The Adair	Floating	84	35,115	7.31%	4/1/2029
Estates on Maryland	Floating	84	43,157	7.31%	4/1/2029
			$1,463,076
Fair market value adjustment			503
Deferred financing costs, net of accumulated amortization of $3,763			(9,792)
			$1,453,787
Held For Sale Properties
Old Farm	Floating	84	$52,886	7.14%	7/1/2024
Stone Creek at Old Farm	Floating	84	15,274	7.14%	7/1/2024
Radbourne Lake	Floating	84	20,000	6.75%	10/1/2025
			$88,160
Deferred financing costs, net of accumulated amortization of $528			(116)
			$88,044

During the year ended December 31, 2024, the Company sold three properties and repaid the related mortgage loans that encumbered the properties, as detailed in the table below (in thousands):

Property Name	Date of Sale	Type	Outstanding Principal (1)
Old Farm	March 1, 2024	Floating	$52,886
Radbourne Lake	April 30, 2024	Floating	20,000
Stone Creek at Old Farm	October 1, 2024	Floating	15,274
			$88,160

(1)
Represents the outstanding principal balance when the loan was repaid.

The weighted average interest rate of the Company’s mortgage indebtedness was 5.56% as of December 31, 2024 and 6.90% as of December 31, 2023. As of December 31, 2024, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 2.96%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 0.98% for Adjusted SOFR on its combined $1.1 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $1.1 billion of $1.5 billion of the Company’s floating rate mortgage debt (see Note 6 to our consolidated financial statements).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2024 and 2023, the Company believes it is in compliance with all provisions. During the fourth quarter of 2024, the Company completed a refinance on 34 of its properties, increasing outstanding principal on the mortgage debt from approximately $1.4 billion to $1.5 billion. The Company accounted for each refinance as a debt extinguishment in accordance with ASC 470-50. As part of the refinance in the fourth quarter of 2024, the Company paid $40.9 million in deferred financing cost, which is classified as mortgages payable, net on the consolidated balance sheets. The Company incurred prepayment penalties of approximately $14.8 million, refinance expenses of approximately $0.1 million, and wrote-off deferred financing costs of approximately $8.4 million in connection with the refinance in the fourth quarter of 2024 which are included in loss on extinguishment of debt and modification costs in the consolidated statements of operations and comprehensive income (loss).

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

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Corporate Credit Facility. Subject to conditions provided in the Corporate Credit Facility, the commitments under Corporate Credit Facility may be increased up to an additional $150.0 million if the lenders agree to increase their commitments or if the lenders agree for the increase to be funded by any additional lender proposed by the Company, through the OP. On March 25, 2022, the Company drew on $55.0 million of the Corporate Credit Facility. On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. As of December 31, 2024 and 2023, there was $0.0 and $24.0 million, respectively, in aggregate principal outstanding on the Corporate Credit Facility and $350.0 and $326.0 million, respectively, available for borrowing under the Corporate Credit Facility.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio, and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owing under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. As of December 31, 2024 and 2023, the Company is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. As of December 31, 2024, the Company had $3.0 million of deferred financing costs and $2.9 million of accumulated amortization related to the Corporate Credit Facility classified in prepaid and other assets on the consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the years ended December 31, 2024, 2023 and 2022, amortization of deferred financing costs of approximately $3.4 million, $2.9 million and $2.8 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Gain (loss) on Extinguishment of Debt and Modification Costs

Gain (loss) on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. The following table contains summary information concerning the loss on extinguishment of debt and modification costs for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Prepayment penalties and defeasance costs	$15,486	$2,370	$5,702
Write-off of deferred financing costs	8,465	483	1,961
Write-off of fair market value adjustment of assumed debt	—	—	(256)
Debt modification and other extinguishment costs	53	(444)	1,327
Total	$24,004	$2,409	$8,734

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2024 are as follows (in thousands):

Operating Properties
2025	$—
2026	—
2027	—
2028	33,817
2029	—
Thereafter	1,469,425
Total	$1,503,242

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2024 and 2023 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2024, 2023 and 2022, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap SOFR on the Company’s floating rate mortgage indebtedness at a weighted average rate of 6.31%. The Company determined at inception of each of the interest rate caps that they do not meet the hedge accounting criteria, and therefore the Company recognizes market-to-market movements of the interest rate caps against interest expense on the consolidated statement of operations and in prepaid and other assets on the consolidated balance sheet. For any interest cap that is designated as an effective hedge, the Company recognized mark-to-market movements in other comprehensive income (loss) and in prepaid and other assets on the consolidated balance sheet.

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

As of December 31, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of December 31, 2024, Adjusted SOFR was 4.65%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2024 and 2023, the Company had the following outstanding interest rate swap that was designated as cash flow hedge of interest rate risk with a future effective date (dollars in thousands):

Future Swap

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of December 31, 2024, Adjusted SOFR was 4.65%.

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

As of December 31, 2024, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
High House at Cary	Floating	1/1/2025	$46,625	2.74%
Bella Vista	Floating	2/1/2025	29,040	5.18%
The Enclave	Floating	2/1/2025	25,322	5.18%
The Heritage	Floating	2/1/2025	24,625	5.18%
Estates on Maryland	Floating	4/1/2025	43,157	3.91%
The Adair	Floating	4/1/2025	35,115	3.91%
Rockledge Apartments	Floating	12/1/2025	93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Versailles	Floating	12/1/2025	40,247	6.45%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
The Venue on Camelback	Floating	2/1/2026	42,788	6.07%
Avant at Pembroke Pines	Floating	10/1/2027	248,185	8.16%
Brandywine I & II	Floating	10/1/2027	59,526	8.16%
Sabal Palm at Lake Buena Vista	Floating	10/1/2027	56,220	8.41%
Cornerstone	Floating	10/1/2027	45,815	8.66%
Arbors of Brentwood	Floating	10/1/2027	39,977	8.16%
Bella Vista	Floating	10/1/2027	37,400	8.91%
Estates on Maryland	Floating	10/1/2027	37,345	8.91%
The Venue on Camelback	Floating	10/1/2027	36,465	8.16%
The Enclave	Floating	10/1/2027	33,440	8.66%
Residences at Glenview Reserve	Floating	10/1/2027	33,271	8.16%
The Adair	Floating	10/1/2027	33,229	8.16%
High House at Cary	Floating	10/1/2027	32,478	8.16%
Six Forks Station	Floating	10/1/2027	30,430	8.16%
The Verandas at Lake Norman	Floating	10/1/2027	30,113	8.16%
The Heritage	Floating	10/1/2027	29,810	8.91%
Versailles II	Floating	10/1/2027	15,706	8.16%
Summers Landing	Floating	10/1/2027	14,135	8.66%
Rockledge Apartments	Floating	12/1/2027	78,444	7.66%
The Preserve at Terrell Mill	Floating	12/1/2027	74,341	7.66%
Bloom	Floating	12/1/2027	60,848	7.66%
Fairways at San Marcos	Floating	12/1/2027	55,056	7.66%
Torreyana Apartments	Floating	12/1/2027	43,153	7.66%
Atera Apartments	Floating	12/1/2027	38,555	7.66%
Bella Solara	Floating	12/1/2027	37,772	7.66%
Seasons 704 Apartments	Floating	12/1/2027	33,960	7.66%
Courtney Cove	Floating	12/1/2027	31,596	7.66%
Parc500	Floating	12/1/2027	30,012	7.66%
Madera Point	Floating	12/1/2027	29,676	7.66%
Creekside at Matthews	Floating	12/1/2027	28,703	7.66%
The Summit at Sabal Park	Floating	12/1/2027	26,735	7.66%
Versailles	Floating	12/1/2027	26,108	7.66%
Venue at 8651	Floating	12/1/2027	24,620	7.66%
Cutter's Point	Floating	12/1/2027	18,994	7.66%
Arbors on Forest Ridge	Floating	12/1/2027	17,307	7.66%
			$2,523,650	7.22%

As of December 31, 2024, the Company had the following interest rate cap outstanding that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Property	Type	Maturity Date	Notional	Strike Rate
The Verandas at Lake Norman	Floating	7/1/2025	$34,925	3.40%

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$41,841	$71,028	$—	$—
Interest rate caps	Prepaid and other assets	156	—	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	1,073	2,988	—	—
Total		$43,070	$74,016	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Amount of gain recognized in OCI			Location of gain reclassified from accumulated	Amount of gain reclassified from OCI into income
	2024	2023	2022	OCI into income	2024	2023	2022
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate swaps	$18,913	$15,304	$106,593	Interest expense	$48,102	$47,717	$6,678
Interest rate caps	$231	$—	$—	Interest expense	$307	$—	$—

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2024	2023	2022
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate caps	Interest expense	$593	$(1,484)	$3,446

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

Financial Instruments Not Carried at Fair Value

At December 31, 2024 and 2023, respectively, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the outstanding principal balances and estimated fair values of our debt at December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Fixed rate debt	$33,817	$32,073	$33,817	$31,950
Floating rate debt (1)	$1,469,425	$1,396,265	$1,541,419	$1,335,635

(1)
Includes balances outstanding under our Corporate Credit Facility and held for sale debt.

Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate investments based on estimated future cash flows and the estimated liquidation value of such real estate investments and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate investment. If impaired, the real estate investment will be written down to its estimated fair value. There can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate investment.

7. Stockholders’ Equity

Common Stock

During the years ended December 31, 2024, 2023 and 2022, the Company issued 167,902, 124,994 and 165,134 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and zero, zero and 52,091 shares pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of December 31, 2024 and 2023, the Company had 25,403,537 shares and 25,674,313 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On October 24, 2022, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 24, 2024 (the “Share Repurchase Program”). On October 28, 2024, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026. This authorization replaced the Board’s prior authorization of the Share Repurchase Program. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.

During the year ended December 31, 2024, the Company repurchased 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.19 per share on average. During the year ended December 31, 2023, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2022, the Company repurchased 168,473 shares of its common stock for approximately $11.1 million, or $66.04 per share. Since the inception of the Share Repurchase

Program in June 2016 through December 31, 2024, the Company has repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share on average.

Treasury Shares

From time to time, in accordance with the Company’s Share Repurchase Program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the years ended December 31, 2024, 2023 and 2022, the Company retired 438,678, zero and 168,437 shares of common stock, respectively. As of December 31, 2024 and 2023, the Company did not have any shares of common stock held in treasury.

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved a long-term incentive plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering 2,100,000 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2016 LTIP. The 2016 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

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

	Summary of Grants
	February	March	May	Total
2019	186,662	—	—	186,662
2020	168,183	—	116,852	285,035
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
Total	702,027	616,184	116,852	1,435,063

As of December 31, 2024 and 2023, the Company had 754,329 and 620,137 unvested units under the 2016 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2024:

	2024
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	620,137		$47.50
Granted	355,475		30.89
Vested	(217,731)	(1)	45.32
Forfeited	(3,552)		32.10
Outstanding December 31,	754,329		$40.51

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued resulting in 167,902 shares being issued as shown on the consolidated statement of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to December 31, 2024:

	Shares Vesting
	February	March	May	Total
2025	96,937	136,024	21,617	254,578
2026	64,147	114,329	—	178,476
2027	26,283	114,329	—	140,612
2028	—	114,323	—	114,323
2029	—	66,340	—	66,340
Total	187,367	545,345	21,617	754,329

As of December 31, 2024 and 2023, the Company had issued 1,150,106 and 982,202 shares of common stock under the 2016 LTIP, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $10.5 million, $9.3 million and $7.9 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of December 31, 2024 and 2023, the Company had recognized a liability of approximately $2.6 million and $2.1 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of December 31, 2024 and 2023, the Company had total unrecognized compensation expense on restricted stock unit awards of approximately $21.9 million and $21.5 million, and the expense is expected to be recognized over weighted average vesting periods of 1.6 years and 1.5 years, respectively.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Year Ended December 31,
		2024	2023	2022
Numerator for earnings (loss) per share:
Net income (loss)		$1,114	$44,433	$(9,291)
Net income (loss) attributable to redeemable noncontrolling interests in the OP		4	169	(31)
Net income (loss) attributable to common stockholders		$1,110	$44,264	$(9,260)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,516	25,654	25,610
Denominator for basic loss per share		25,516	25,654	25,610
Weighted average unvested restricted stock units		730	591	542
Denominator for diluted loss per share	(1)	26,246	26,245	25,610

Earnings (loss) per weighted average common share:
Basic		$0.04	$1.73	$(0.36)
Diluted		$0.04	$1.69	$(0.36)

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

The following table sets forth the redeemable noncontrolling interests in the OP for the years ended December 31, 2024 and 2023 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2022	$5,631
Net income attributable to redeemable noncontrolling interests in the OP	169
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(123)
Distributions to redeemable noncontrolling interests in the OP	(184)
Issuance of operating partnership units for purchase of noncontrolling interests	415
Redemption of operating partnership units of noncontrolling interests	(70)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(592)
Redeemable noncontrolling interests in the OP, December 31, 2023	$5,246
Net income attributable to redeemable noncontrolling interests in the OP	4
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(115)
Distributions to redeemable noncontrolling interests in the OP	(196)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	843
Redeemable noncontrolling interests in the OP, December 31, 2024	$5,782

Fees and Reimbursements to BH and its Affiliates

The Company has entered into Management Agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equities, LLC and its affiliates (collectively, “BH Equity"), who was a noncontrolling interest member of the Company’s joint ventures prior to the purchase by the Company of 100% of the joint venture interests in the portfolio owned by BH Equity, representing approximately 8.4% ownership in the portfolio (the “BH Buyout") on June 30, 2017. Through BH Equity’s noncontrolling interests in such joint ventures, BH Equity was deemed to be a related party. With the completion of the BH Buyout, BH Equity is no longer deemed to be a related party. BH Equity became a noncontrolling limited partner of the OP upon execution of the Amendment. BH and its affiliates do not have common ownership in any joint venture with the Adviser; there is also no common ownership between BH and its affiliates and the Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

		For the Year Ended December 31,
		2024	2023	2022
Fees incurred
Property management fees	(1)	$7,446	$8,051	$7,606
Construction supervision fees	(2)	903	2,062	2,000
Design fees	(2)	19	67	198
Acquisition fees	(3)	(2)	(83)	45

Reimbursements
Payroll and benefits	(4)	18,837	18,809	21,310
Other reimbursements	(5)	3,564	8,001	4,695

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2024, 2023 and 2022, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred advisory and administrative fees of $6.9 million, $7.6 million and $7.5 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Adviser elected to voluntarily waive advisory and administrative fees of $21.3 million, $21.7 million and $21.0 million, respectively. The advisory and administrative fees waived by the Adviser for the years ended December 31, 2024, 2023 and 2022 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2024, 2023 and 2022, the Company paid approximately $0.0 million, $0.2 million and $0.8 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital. A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, which directly owns 100% of the common stock of NexBank Title.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of December 31, 2024 and 2023, the Company has funded approximately $0.7 million and $0.3 million to NLMF Holdco, LLC, respectively, which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.2 million, $0.2 million, and $0.0 million of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income (loss). The Company incurred expenses of $2.6 million, $2.9 million and $0.1 million for fiber internet service to NLMF Leaseco, LLC for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

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

NXRTBH Old Farm, LLC

On August 16, 2023, the Company entered into a Membership Interest Purchase Agreement (as amended, the “MIPA”) between NXRTBH McMillan, LLC (a wholly owned subsidiary of the Company, the “Seller”) and NexBank Capital to sell all the membership interests of NXRTBH Old Farm, LLC (“Old Farm subsidiary”). On March 1, 2024 (the “closing date”), in accordance with the MIPA, the Seller sold the membership interests of the Old Farm subsidiary to NexBank Capital for $103 million. Substantially all of the fair value of the disposed membership interests is concentrated in the property that is wholly owned by the Old Farm subsidiary at the closing date. As such, the Company determined the Old Farm subsidiary is not a business, and the membership interests represent an in-substance nonfinancial asset consistent with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Old Farm subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Old Farm subsidiary (including the property) as of March 1, 2024. Simultaneously with the sale, the Seller, NexBank Capital and the Old Farm subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its retained balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. Therefore, the $1.0 million retained cash balance as of the closing date was not deconsolidated along with the sale. The Company recognized a gain on deconsolidation of $31.5 million which was recognized in gain on sales of real estate in the consolidated statement of operation and comprehensive income (loss).

A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.

11. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2024 and 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2024 and 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

On March 1, 2022, the Adviser entered into a self-insurance policy resulting in an aggregate amount of $2,497,500 (the “2022 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $1.8 million being allocated to the Company.

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

As of December 31, 2024 and 2023, the Company had funded its entire 2024 and 2023 Aggregate Amounts due and zero remained in prepaid and other assets on the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $2.1, zero, and $3.9 million, respectively, in self-insurance expenses which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

12. Segment Reporting

We have one reportable segment: NXRT. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NXRT segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NXRT segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations and comprehensive income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts, or deciding which investments to dispose. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NXRT as the one operating segment and the reportable segment. The Company’s chief operating decision maker is the chief investment officer.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the consolidated statements of operations and comprehensive income (loss).

13. Subsequent Events

Dividends Declared

On February 24, 2025, the Company’s board of directors declared a quarterly dividend of $0.51 per share, payable on March 31, 2025 to stockholders of record on March 14, 2025.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2024			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Depreciation and Amortization	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$17,307	$2,330	$10,475	$12,805	$4,468	$2,330	$14,631	$16,961	$(7,048)	1/31/2014
Cutter's Point	Richardson, Texas	18,994	3,330	12,515	15,845	9,568	3,330	21,731	25,061	(11,364)	1/31/2014
The Summit at Sabal Park	Tampa, Florida	26,735	5,770	13,280	19,050	5,376	5,770	18,252	24,022	(7,947)	8/20/2014
Courtney Cove	Tampa, Florida	31,596	5,880	13,070	18,950	7,142	5,880	19,781	25,661	(8,785)	8/20/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	56,220	7,558	41,920	49,478	10,351	7,558	50,884	58,442	(19,602)	11/5/2014
Cornerstone	Orlando, Florida	45,815	1,500	30,050	31,550	7,910	1,500	37,066	38,566	(15,746)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	74,341	10,170	47,830	58,000	24,582	10,170	70,598	80,768	(31,717)	2/6/2015
Versailles	Dallas, Texas	26,108	6,720	19,445	26,165	10,617	6,720	29,481	36,201	(12,846)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	33,960	7,480	13,520	21,000	7,698	7,480	20,817	28,297	(8,854)	4/15/2015
Madera Point	Mesa, Arizona	29,676	4,920	17,605	22,525	5,445	4,920	22,421	27,341	(9,470)	8/5/2015
Venue at 8651	Fort Worth, Texas	24,620	2,350	16,900	19,250	8,526	2,350	24,915	27,265	(10,455)	10/30/2015
Parc500	West Palm Beach, Florida	30,012	3,860	19,424	23,284	8,892	3,860	27,825	31,685	(11,609)	7/27/2016
The Venue on Camelback	Phoenix, Arizona	36,465	8,340	36,520	44,860	9,826	8,340	45,623	53,963	(16,403)	10/11/2016
Rockledge Apartments	Marietta, Georgia	78,444	17,451	96,577	114,028	22,068	17,451	115,624	133,075	(35,594)	6/30/2017
Atera Apartments	Dallas, Texas	38,555	22,371	37,090	59,461	7,170	22,371	42,920	65,291	(13,162)	10/25/2017
Versailles II	Dallas, Texas	15,706	4,124	20,667	24,791	4,535	4,124	24,515	28,639	(7,002)	9/26/2018
Brandywine I & II	Nashville, Tennessee	59,526	6,237	73,870	80,107	13,606	6,237	85,714	91,951	(24,392)	9/26/2018
Bella Vista	Phoenix, Arizona	37,400	10,942	37,661	48,603	5,085	10,942	41,827	52,769	(11,586)	1/28/2019
The Enclave	Tempe, Arizona	33,440	11,046	30,933	41,979	4,457	11,046	34,621	45,667	(9,857)	1/28/2019
The Heritage	Phoenix, Arizona	29,810	6,835	35,244	42,079	4,740	6,835	39,234	46,069	(10,732)	1/28/2019
Summers Landing	Fort Worth, Texas	14,135	1,798	17,628	19,426	3,897	1,798	20,992	22,790	(5,090)	6/7/2019
Residences at Glenview Reserve	Nashville, Tennessee	33,271	3,367	41,652	45,019	8,999	3,367	49,669	53,036	(12,905)	7/17/2019
Residences at West Place	Orlando, Florida	33,817	3,345	52,657	56,002	7,251	3,345	58,730	62,075	(13,589)	7/17/2019
Avant at Pembroke Pines	Pembroke Pines, Florida	248,185	48,436	275,671	324,107	43,454	48,436	312,136	360,572	(71,470)	8/30/2019
Arbors of Brentwood	Nashville, Tennessee	39,977	6,346	56,409	62,755	5,732	6,346	60,927	67,273	(13,444)	9/10/2019
Torreyana Apartments	Las Vegas, Nevada	43,153	23,824	44,560	68,384	3,627	23,824	46,986	70,810	(10,045)	11/22/2019
Bloom	Las Vegas, Nevada	60,848	23,803	83,290	107,093	8,676	23,803	90,115	113,918	(19,696)	11/22/2019
Bella Solara	Las Vegas, Nevada	37,772	12,605	54,262	66,867	3,706	12,605	56,809	69,414	(12,007)	11/22/2019
Fairways at San Marcos	Chandler, Arizona	55,056	10,993	73,785	84,778	5,860	10,993	77,970	88,963	(14,127)	11/2/2020
The Verandas at Lake Norman	Charlotte, North Carolina	30,113	9,510	54,270	63,780	3,487	9,510	56,786	66,296	(8,458)	6/30/2021
Creekside at Matthews	Charlotte, North Carolina	28,703	11,515	46,741	58,256	3,913	11,515	49,653	61,168	(8,099)	6/30/2021
Six Forks Station	Raleigh, North Carolina	30,430	11,357	63,748	75,105	7,404	11,357	69,952	81,309	(10,270)	9/10/2021
High House at Cary	Cary, North Carolina	32,478	23,809	69,793	93,602	4,343	23,809	72,760	96,569	(9,602)	12/7/2021
The Adair	Sandy Springs, Georgia	33,229	8,344	57,156	65,500	3,544	8,344	60,700	69,044	(7,312)	4/1/2022
Estates on Maryland	Phoenix, Arizona	37,345	11,553	66,347	77,900	2,961	11,553	69,308	80,861	(8,284)	4/1/2022
		$1,503,242	$359,819	$1,682,565	$2,042,384	$298,916	$359,819	$1,941,973	$2,301,792	$(508,569)

(1)
Encumbrances includes mortgage debt.
(2)
Includes gross intangible lease assets of approximately $42.1 million and buildings, improvements and furniture, fixtures and equipment of approximately $1.6 billion, which includes total acquisition costs of approximately $7.7 million incurred on the acquisitions and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt.

S-1

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Real Estate:
Balance, beginning of year	$2,411,058	$2,413,845	$2,248,796
Additions:
Real estate acquired	—	—	143,400
Improvements	35,337	72,262	58,715
Deductions:
Real estate sold	(143,183)	(72,958)	(28,239)
Write-off of fully amortized assets and other	(1,420)	(2,091)	(8,827)
Balance, end of year	$2,301,792	$2,411,058	$2,413,845

Accumulated Depreciation and Amortization:
Balance, beginning of year	$442,958	$371,293	$287,096
Depreciation expense	97,762	95,186	93,499
Amortization expense	—	—	4,149
Accumulated depreciation on sales	(31,871)	(23,327)	(6,459)
Write-off of fully amortized assets and other	(280)	(194)	(6,992)
Balance, end of year	$508,569	$442,958	$371,293

S-2