Form 10-Q
period 2025-03-31
NexPoint Residential Trust, Inc.
filed 2025-05-02
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 01, 2025, the registrant had 25,284,701 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2025

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
•
macroeconomic trends including inflation and high interest rates may continue to, and other trends such as tariffs may, adversely affect our financial condition and results of operations;
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

•
risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•
any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 26, 2025 or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$359,819	$359,819
Buildings and improvements	1,740,732	1,738,677
Construction in progress	2,784	1,267
Furniture, fixtures and equipment	205,993	202,029
Total Gross Operating Real Estate Investments	2,309,328	2,301,792
Accumulated depreciation and amortization	(532,919)	(508,569)
Total Net Operating Real Estate Investments	1,776,409	1,793,223
Cash and cash equivalents	23,719	23,148
Restricted cash	35,101	30,769
Accounts receivable, net	11,691	12,337
Prepaid and other assets	3,210	6,102
Fair value of interest rate swaps	31,618	41,841
TOTAL ASSETS	$1,881,748	$1,907,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,465,090	$1,463,650
Accounts payable and other accrued liabilities	12,023	11,351
Accrued real estate taxes payable	7,396	4,260
Accrued interest payable	7,173	7,630
Security deposit liability	2,963	2,954
Prepaid rents	1,575	1,425
Total Liabilities	1,496,220	1,491,270

Redeemable noncontrolling interests in the OP	5,619	5,782

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,570,810 and 25,403,537 shares issued and outstanding, respectively	256	254
Additional paid-in capital	407,205	407,429
Accumulated earnings less dividends	(58,135)	(38,030)
Accumulated other comprehensive income	30,583	40,715
Total Stockholders' Equity	379,909	410,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,881,748	$1,907,420

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$61,440	$65,598
Other income	1,776	1,979
Total revenues	63,216	67,577
Expenses
Property operating expenses	12,468	13,768
Real estate taxes and insurance	9,002	9,312
Property management fees (1)	1,820	1,958
Advisory and administrative fees (2)	1,696	1,743
Corporate general and administrative expenses	4,457	4,910
Property general and administrative expenses	2,000	2,281
Depreciation and amortization	24,350	24,323
Total expenses	55,793	58,295
Operating income before gain on sales of real estate	7,423	9,282
Gain on sales of real estate (3)	—	31,709
Operating income	7,423	40,991
Interest expense	(14,381)	(14,391)
Loss on extinguishment of debt and modification cost	—	(546)
Casualty gain (loss)	(163)	199
Equity in earnings of affiliate	55	38
Miscellaneous income	142	111
Net income (loss)	(6,924)	26,402
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(27)	104
Net income (loss) attributable to common stockholders	$(6,897)	$26,298
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	(10,172)	2,683
Total comprehensive income (loss)	(17,096)	29,085
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the OP	(67)	115
Comprehensive income (loss) attributable to common stockholders	$(17,029)	$28,970

Weighted average common shares outstanding - basic	25,448	25,721
Weighted average common shares outstanding - diluted	25,448	26,354

Earnings (loss) per share - basic	$(0.27)	$1.02
Earnings (loss) per share - diluted	$(0.27)	$1.00

(1)
Fees incurred to an affiliate of the noncontrolling limited partner of the Company’s Operating Partnership (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).
(3)
$31.7 million with a related party for the three months ended March 31, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2024	—	$—	25,403,537	$254	$407,429	$(38,030)	$40,715	$410,368
Net loss attributable to common stockholders	—	—	—	—	—	(6,897)	—	(6,897)
Vesting of stock-based compensation	—	—	167,273	2	(224)	—	—	(222)
Common stock dividends declared ($0.51 per share)	—	—	—	—	—	(13,252)	—	(13,252)
Other comprehensive loss	—	—	—	—	—	—	(10,132)	(10,132)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	44	—	44
Balances, March 31, 2025	—	$—	25,570,810	$256	$407,205	$(58,135)	$30,583	$379,909

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2023	—	$—	25,674,313	$256	$413,010	$11,493	$69,865	$494,624
Net income attributable to common stockholders	—	—	—	—	—	26,298	—	26,298
Vesting of stock-based compensation	—	—	100,417	1	1,233	—	—	1,234
Common stock dividends declared ($0.46242 per share)	—	—	—	—	—	(12,280)	—	(12,280)
Other comprehensive income	—	—	—	—	—	—	2,672	2,672
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	231	—	231
Balances, March 31, 2024	—	$—	25,774,730	$257	$414,243	$25,742	$72,537	$512,779

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(6,924)	$26,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate (1)	—	(31,709)
Depreciation and amortization	24,350	24,323
Amortization/write-off of deferred financing costs and debt prepayment penalties	1,516	1,263
Change in fair value on derivative instruments included in interest expense	(7,806)	(13,533)
Net cash received on derivative settlements	9,781	14,007
Amortization/write-off of fair value adjustment of assumed debt	(26)	(26)
Provision for bad debts, net	492	1,172
Vesting of stock-based compensation	2,475	2,547
Insurance proceeds received for business interruption	50	538
Equity in earnings of affiliate	(55)	(38)
Casualty gain	(892)	(107)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(203)	(1,363)
Prepaid and other assets	2,134	1,938
Operating liabilities	294	(2,116)
Real estate taxes payable	3,136	(3,611)
Net cash provided by operating activities	28,322	19,687

Cash flows from investing activities
Net proceeds from sales of real estate	—	102,704
Insurance proceeds received from casualty losses	—	1,032
Additions to real estate investments	(8,878)	(9,567)
Net cash provided by (used in) investing activities	(8,878)	94,169

Cash flows from financing activities
Mortgage payments	—	(52,958)
Credit facilities payments	—	(24,000)
Interest rate cap fees paid	—	(118)
Prepayment penalties on extinguished debt	—	(529)
Cash settlement of stock-based compensation	(513)	—
Dividends paid to common stockholders	(14,028)	(12,733)
Distributions to redeemable noncontrolling interests in the OP	—	(48)
Net cash used in financing activities	(14,541)	(90,386)

Net increase in cash, cash equivalents and restricted cash	4,903	23,470
Cash, cash equivalents and restricted cash, beginning of period	53,917	45,279
Cash, cash equivalents and restricted cash, end of period	$58,820	$68,749

(1)
$31.7 million with a related party for the three months ended March 31, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$21,161	$27,555
Supplemental Disclosure of Noncash Activities
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	44	231
Capitalized construction costs included in accounts payable and other accrued liabilities	1,682	3,792
Change in fair value on derivative instruments designated as hedges	(10,172)	2,683
Decrease in dividends payable upon vesting of restricted stock units	(776)	(453)
Distributions to redeemable noncontrolling interests in the OP	52	—
Write-off of deferred financing costs	—	16

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2025, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

2. Summary of Significant Accounting Policies

Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K ("2024 Annual Report"), filed with the United States Securities and Exchange Commission ("SEC") on February 26, 2025 and also available on our website (nxrt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2024 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of March 31, 2025, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net mortgage payables associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2025 and December 31, 2024, there were no properties classified as held for sale.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the three months ended March 31, 2025 and 2024.

Dispositions

The Company sold zero and one property during the three months ended March 31, 2025 and 2024, respectively, as detailed in the table below (in thousands).

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

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of March 31, 2025 and December 31, 2024, the Company had approximately $0.3 million and $0.3 million accrued for case reserves, respectively, which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the three months ended March 31, 2025 and 2024. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income (loss). Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During three months ended March 31, 2025 and 2024, the Company recognized $0.2 million in casualty loss and $0.2 million in casualty gain, respectively, and $0.1 million and $0.1 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss) due to casualty events, respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2025 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817		4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977		5.42%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185		5.42%	10/1/2031
Bella Vista	Floating	84	37,400		5.42%	10/1/2031
Brandywine I & II	Floating	84	59,526		5.42%	10/1/2031
Cornerstone	Floating	84	45,815		5.42%	10/1/2031
Estates on Maryland	Floating	84	37,345		5.42%	10/1/2031
High House at Cary	Floating	84	32,478		5.42%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271		5.42%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220		5.42%	10/1/2031
Six Forks Station	Floating	84	30,430		5.42%	10/1/2031
Summers Landing	Floating	84	14,135		5.42%	10/1/2031
The Adair	Floating	84	33,229		5.42%	10/1/2031
The Enclave	Floating	84	33,440		5.42%	10/1/2031
The Heritage	Floating	84	29,810		5.42%	10/1/2031
The Venue on Camelback	Floating	84	36,465		5.42%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113		5.42%	10/1/2031
Versailles II	Floating	84	15,706		5.42%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307		5.42%	12/1/2031
Atera Apartments	Floating	84	38,555		5.42%	12/1/2031
Bella Solara	Floating	84	37,772		5.42%	12/1/2031
Bloom	Floating	84	60,848		5.42%	12/1/2031
Courtney Cove	Floating	84	31,596		5.42%	12/1/2031
Creekside at Matthews	Floating	84	28,703		5.42%	12/1/2031
Cutter's Point	Floating	84	18,994		5.42%	12/1/2031
Fairways at San Marcos	Floating	84	55,056		5.42%	12/1/2031
Madera Point	Floating	84	29,676		5.42%	12/1/2031
Parc500	Floating	84	30,012		5.42%	12/1/2031
Rockledge Apartments	Floating	84	78,444		5.42%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960		5.42%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341		5.42%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735		5.42%	12/1/2031
Torreyana Apartments	Floating	84	43,153		5.42%	12/1/2031
Venue at 8651	Floating	84	24,620		5.42%	12/1/2031
Versailles	Floating	84	26,108		5.42%	12/1/2031
			$1,503,242
Fair market value adjustment			371	(2)
Deferred financing costs, net of accumulated amortization of $2,579			(38,523)
			$1,465,090

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of March 31, 2025, SOFR was 4.33%.
(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 5.40% as of March 31, 2025 and 5.56% as of December 31, 2024. As of March 31, 2025, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.58% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.10% for its combined $0.8 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.8 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2025 and December 31, 2024, the Company believes it is in compliance with all provisions.

Credit Facility

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments. The Company can voluntarily and permanently reduce all of the revolving commitments before the maturity date. As of March 31, 2025 and December 31, 2024, the Company had $0.0 million outstanding on the Corporate Credit Facility and $100.0 million and $350.0 million, respectively, available for borrowing under the Corporate Credit Facility.

Advances under the Corporate Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Term SOFR plus a margin of 1.90% to 2.40%, depending on the Company’s total leverage ratio and a benchmark replacement adjustment of 0.1%, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) Term SOFR plus 1.0% or (d) 0.0% plus a margin of 0.90% to 1.40%, depending on the Company’s total leverage ratio. An unused commitment fee at a rate of 0.15% or 0.25%, depending on the outstanding aggregate revolving commitments, applies to unutilized borrowing capacity under the Corporate Credit Facility. Amounts owed under the Corporate Credit Facility may be prepaid at any time without premium or penalty. The Corporate Credit Facility is guaranteed by the Company and the obligations under the Corporate Credit Facility are, subject to some exceptions, secured by a continuing security interest in substantially all of the assets of the Company. As of March 31, 2025 and December 31, 2024, the Company believes it is in compliance with all of the covenants required in its Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the three months ended March 31, 2025 and 2024, amortization of deferred financing costs of approximately $1.6 million and $0.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the three months ended March 31, 2025 and 2024, the Company recognized a loss on extinguishment of debt of approximately $0.0 million and $0.5 million, respectively.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2025 are as follows (in thousands):

Operating Properties
2025	$—
2026	—
2027	—
2028	33,817
2029	—
Thereafter	1,469,425
Total	$1,503,242

5. Fair Value of Derivatives and Financial Instruments

Derivative Financial Instruments and Hedging Activities

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our 2024 Annual Report.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to the daily compounded average of SOFR plus a 0.11448% adjustment (“Adjusted SOFR”).

As of March 31, 2025, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
			$817,500	1.1002%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of March 31, 2025, Adjusted SOFR was 4.45%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of March 31, 2025, the Company had the following outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk with a future effective date (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.7980%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of March 31, 2025, Adjusted SOFR was 4.45%.

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

As of March 31, 2025, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
Estates on Maryland	Floating	4/1/2025	43,157	3.91%
The Adair	Floating	4/1/2025	35,115	3.91%
Rockledge Apartments	Floating	12/1/2025	93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Versailles	Floating	12/1/2025	40,247	6.45%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
The Venue on Camelback	Floating	2/1/2026	42,788	6.07%
Avant at Pembroke Pines	Floating	10/1/2027	248,185	8.16%
Brandywine I & II	Floating	10/1/2027	59,526	8.16%
Sabal Palm at Lake Buena Vista	Floating	10/1/2027	56,220	8.41%
Cornerstone	Floating	10/1/2027	45,815	8.66%
Arbors of Brentwood	Floating	10/1/2027	39,977	8.16%
Bella Vista	Floating	10/1/2027	37,400	8.91%
Estates on Maryland	Floating	10/1/2027	37,345	8.91%
The Venue on Camelback	Floating	10/1/2027	36,465	8.16%
The Enclave	Floating	10/1/2027	33,440	8.66%
Residences at Glenview Reserve	Floating	10/1/2027	33,271	8.16%
The Adair	Floating	10/1/2027	33,229	8.16%
High House at Cary	Floating	10/1/2027	32,478	8.16%
Six Forks Station	Floating	10/1/2027	30,430	8.16%
The Verandas at Lake Norman	Floating	10/1/2027	30,113	8.16%
The Heritage	Floating	10/1/2027	29,810	8.91%
Versailles II	Floating	10/1/2027	15,706	8.16%
Summers Landing	Floating	10/1/2027	14,135	8.66%
Rockledge Apartments	Floating	12/1/2027	78,444	7.66%
The Preserve at Terrell Mill	Floating	12/1/2027	74,341	7.66%
Bloom	Floating	12/1/2027	60,848	7.66%
Fairways at San Marcos	Floating	12/1/2027	55,056	7.66%
Torreyana Apartments	Floating	12/1/2027	43,153	7.66%
Atera Apartments	Floating	12/1/2027	38,555	7.66%
Bella Solara	Floating	12/1/2027	37,772	7.66%
Seasons 704 Apartments	Floating	12/1/2027	33,960	7.66%
Courtney Cove	Floating	12/1/2027	31,596	7.66%
Parc500	Floating	12/1/2027	30,012	7.66%
Madera Point	Floating	12/1/2027	29,676	7.66%
Creekside at Matthews	Floating	12/1/2027	28,703	7.66%
The Summit at Sabal Park	Floating	12/1/2027	26,735	7.66%
Versailles	Floating	12/1/2027	26,108	7.66%
Venue at 8651	Floating	12/1/2027	24,620	7.66%
Cutter's Point	Floating	12/1/2027	18,994	7.66%
Arbors on Forest Ridge	Floating	12/1/2027	17,307	7.66%
			$2,398,038	7.37%

As of March 31, 2025, the Company had the following interest rate cap outstanding that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Property	Type	Maturity Date	Notional	Strike Rate
The Verandas at Lake Norman	Floating	7/1/2025	$34,925	3.40%

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$31,618	$41,841	$—	$—
Interest rate caps	Prepaid and other assets	80	156	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	386	1,073	—	—
Total		$32,084	$43,070	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2025	2024	OCI into income	2025	2024
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate swaps	$(1,787)	$15,990	Interest expense	$8,436	$12,907
Interest rate caps	$139	$—	Interest expense	$88	$—

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2025	2024
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate caps	Interest expense	$(591)	$(626)

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

Financial Instruments Not Carried at Fair Value

As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

These financial instruments utilize Level 2 inputs. The table below presents the outstanding principal balance and estimated fair values of our debt at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate debt	$33,817	$32,702	$33,817	$32,073
Floating rate debt (1)	$1,469,425	$1,426,994	$1,469,425	$1,396,265

(1)
Includes balances outstanding under our Corporate Credit Facility.

6. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2025 and 2024, the Company issued 167,273 and 100,417 shares, respectively, of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of March 31, 2025 and December 31, 2024, the Company had 25,570,810 and 25,403,537 shares of common stock, par value $0.01 per share, issued and outstanding.

Share Repurchase Program

On October 24, 2022, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 24, 2024. On October 28, 2024, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026 (together with prior authorizations, the “Share Repurchase Program”). This authorization replaced the Board’s prior share repurchase authorization. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.

During the three months ended March 31, 2025 and 2024, the Company did not make any share repurchases. Since the inception of the Share Repurchase Program through March 31, 2025, the Company has repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share on average.

Restricted Stock Units

Under the Company’s 2016 Long Term Incentive Plan (the "2016 LTIP"), restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. Under the 2016 LTIP, the Company is authorized to issue up to 2,100,000 restricted stock units. As of March 31, 2025, the Company has granted 2,099,753 restricted stock units under the 2016 LTIP. The following table includes the number of restricted stock units granted to its directors, officers, employees and certain key employees of the Adviser under the 2016 LTIP:

	Summary of Grants
	February	March	May	Total
2019	186,662	—	—	186,662
2020	168,183	—	116,852	285,035
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
Total	702,027	616,184	116,852	1,435,063

As of March 31, 2025 and December 31, 2024, the Company had 519,322 and 754,329 unvested units under the 2016 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	754,329		40.51
Vested	(235,007)	(1)	42.98
Outstanding March 31,	519,322		39.39

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued and certain awards, including 19,049 restricted stock units, were cash settled resulting in 167,273 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP for the next five calendar years subsequent to March 31, 2025:

	Shares Vesting
	February	March	May	Total
2025	—	—	21,617	21,617
2026	63,771	113,832	—	177,603
2027	26,112	113,832	—	139,944
2028	—	113,826	—	113,826
2029	—	66,332	—	66,332
Total	89,883	407,822	21,617	519,322

As of March 31, 2025 and December 31, 2024, the Company had issued 1,385,113 and 1,150,106 shares of common stock under the 2016 LTIP, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized approximately $2.5 million and $2.5 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of March 31, 2025 and December 31, 2024, the Company had recognized a liability of approximately $1.8 million and $2.6 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of March 31, 2025 and December 31, 2024, the Company had total unrecognized compensation expense on restricted awards of approximately $19.3 million and $21.9 million over a weighted average vesting period of 2.0 and 1.6 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. During the three months ended March 31, 2025 and 2024, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2025	2024
Numerator for earnings (loss) per share:
Net income (loss)		$(6,924)	$26,402
Net income (loss) attributable to redeemable noncontrolling interests in the OP		(27)	104
Net income (loss) attributable to common stockholders		$(6,897)	$26,298

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,448	25,721
Denominator for basic earnings (loss) per share		25,448	25,721
Weighted average unvested restricted stock units		128	633
Denominator for diluted earnings (loss) per share	(1)	25,448	26,354

Earnings (loss) per weighted average common share:
Basic		$(0.27)	$1.02
Diluted		$(0.27)	$1.00

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2025 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2024	$5,782
Net loss attributable to redeemable noncontrolling interests in the OP	(27)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(40)
Accrued distributions to redeemable noncontrolling interests in the OP	(52)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(44)
Redeemable noncontrolling interests in the OP, March 31, 2025	$5,619

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equities, LLC and its affiliates (collectively, “BH Equity"), who was a noncontrolling interest member of the Company’s joint ventures prior to the purchase by the Company of 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the portfolio (the “BH Buyout") on June 30, 2017. Through BH Equity’s noncontrolling interests in such joint ventures, BH Equity was deemed to be a related party. With the completion of the BH Buyout, the Company and the OP amended the partnership agreement of the OP (the “Amendment”). BH Equity became a noncontrolling limited partner of the OP upon execution of the Amendment and BH Equity was no longer deemed to be a related party. BH and its affiliates do not have common ownership in any joint venture with the Adviser; there is also no common ownership between BH and its affiliates and the Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2025 and 2024 (in thousands):

		For the Three Months Ended March 31,
		2025	2024
Fees incurred
Property management fees	(1)	$1,812	$1,943
Construction supervision fees	(2)	140	159
Acquisition fees	(3)	—	(1)
Reimbursements
Payroll and benefits	(4)	4,665	4,833
Other reimbursements	(5)	629	1,136

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2025 and 2024, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended March 31, 2025 and 2024, the Company incurred advisory and administrative fees of $1.7 million and $1.7 million, respectively. For the three months ended March 31, 2025 and 2024, the Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.3 million and $5.5 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of March 31, 2025 and December 31, 2024, the Company has an investment of approximately $0.7 million and $0.6 million, respectively, to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three months ended March 31, 2025 and 2024, the Company included $0.1 million and $0.0 million, respectively, of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2025 and 2024, the Company incurred expenses of $0.7 million and $0.7 million, respectively, for fiber internet service to NLMF Leaseco, LLC which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

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

The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Old Farm subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Old Farm subsidiary (including the property) as of March 1, 2024. Simultaneously with the sale, the Seller, NexBank Capital and the Old Farm subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its retained balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. Therefore, the $1.0 million retained cash balance as of the closing date was not deconsolidated along with the sale. During the three months ended March 31, 2024, the Company recognized a gain on deconsolidation of $31.7 million which was recognized in gain on sales of real estate in the consolidated statement of operation and comprehensive income (loss).

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

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2025 and December 31, 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2025 and December 31, 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

As of March 31, 2025 and December 31, 2024, the Company had funded its entire 2024 Aggregate Amount and 2023 Aggregate Amount due and zero remained in prepaid and other assets on the consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company did not incur any self-insurance expenses which are normally included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

11. Segment Reporting

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

12. Subsequent Events

Dividends Declared

On April 28, 2025, the Company’s Board approved a quarterly dividend of $0.51 per share, payable on June 30, 2025 to stockholders of record on June 16, 2025.

Share Repurchases

From April 1 through May 1, 2025, the Company has purchased 223,109 shares of its common stock, totaling approximately $7.6 million at an average price of $34.29 per share.

Interest Rate Swap

On April 3, 2025, the Company entered into a new five-year $100 million SOFR swap with JP Morgan Chase Bank with a fixed rate of 3.489%.

2025 Insurance Policy

On April 1, 2025, the Adviser entered into a new property insurance agreement that has an aggregate amount of $4,000,000 (the “2025 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.6 million being allocated to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report.

Overview

As of March 31, 2025, our Portfolio consisted of 35 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 12,984 units of apartment space that was approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,495. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of March 31, 2025, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 8 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 28, 2025 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2025 and 2024.

The macroeconomic environment remains challenging. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital. Further, the United States government has recently announced a comprehensive set of tariffs. The United States government has paused the implementation of certain of these tariffs, and the timing and scope of such tariffs is currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various inputs, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities LLC and UBS AG London (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, including Mr. Dondero, the President of the Adviser, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state-law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr.

Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

Our website is located at nxrt.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain advisory and administrative fees otherwise due. If advisory and administrative fees are waived in a period, the waived fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future. On April 4, 2025, the compensation committee of the Board recommended that the Board approve the 2025 Long Term Incentive Plan (the “2025 LTIP”), and the Board unanimously approved and determined that the 2025 LTIP was advisable and in the best interests of the Company and the Company’s stockholders. The Board subsequently directed that approval of the 2025 LTIP be submitted for consideration by our stockholders at our annual meeting.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth a summary of our operating results for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Total revenues	$63,216	$67,577	$(4,361)
Total expenses	(55,793)	(58,295)	2,502
Operating income before gain on sales of real estate	7,423	9,282	(1,859)
Gain on sales of real estate	—	31,709	(31,709)
Operating income	7,423	40,991	(33,568)
Interest expense	(14,381)	(14,391)	10
Loss on extinguishment of debt and modification costs	—	(546)	546
Casualty gain (loss)	(163)	199	(362)
Equity in earnings of affiliate	55	38	17
Miscellaneous income	142	111	31
Net income (loss)	(6,924)	26,402	(33,326)
Net income (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(27)	104	(131)
Net income (loss) attributable to common stockholders	$(6,897)	$26,298	$(33,195)

The change in our net loss for the three months ended March 31, 2025 as compared to our net income for the three months ended March 31, 2024 primarily relates to a decrease in gain on sales of real estate of $31.7 million.

Revenues

Rental income. Rental income was $61.4 million for the three months ended March 31, 2025 compared to $65.6 million for the three months ended March 31, 2024, which was a decrease of approximately $4.2 million. The decrease between the periods was primarily due to our disposition activity in 2024.

Other income. Other income was $1.8 million for the three months ended March 31, 2025 compared to $2.0 million for the three months ended March 31, 2024, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to our disposition activity in 2024.

Expenses

Property operating expenses. Property operating expenses were $12.5 million for the three months ended March 31, 2025 compared to $13.8 million for the three months ended March 31, 2024, which was a decrease of approximately $1.3 million. The decrease between the periods was primarily due to our disposition activity in 2024.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.0 million for the three months ended March 31, 2025 compared to $9.3 million for the three months ended March 31, 2024, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due our disposition activity in 2024.

Property management fees. Property management fees were $1.8 million for the three months ended March 31, 2025 and $2.0 million for the three months ended March 31, 2024, which was a decrease of approximately $0.2 million. Property management fees are primarily based on total revenues, which decreased between periods.

Advisory and administrative fees. Advisory and administrative fees were $1.7 million for the three months ended March 31, 2025 and $1.7 million for the three months ended March 31, 2024 which was flat. For the three months ended March 31, 2025 and 2024, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.3 million and $5.5 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.5 million for the three months ended March 31, 2025 compared to $4.9 million for the three months ended March 31, 2024, which was a decrease of approximately $0.4 million. The decrease was primarily due to decreases in professional fees and stock compensation expense for a total of $0.4 million.

Property general and administrative expenses. Property general and administrative expenses were $2.0 million for the three months ended March 31, 2025 compared to $2.3 million for the three months ended March 31, 2024, which was a decrease of $0.3 million. The decrease between periods was primarily due to a decrease of $0.1 million in centralized services and a decrease in all other property general and administrative expenses of $0.2 million.

Depreciation and amortization. Depreciation and amortization costs were $24.4 million for the three months ended March 31, 2025 compared to $24.3 million for the three months ended March 31, 2024, which was an increase of approximately $0.1 million, which was attributable to our value-add activities in 2024.

Other Income and Expense

Interest expense. Interest expense was $14.4 million for the three months ended March 31, 2025 compared to $14.4 million for the three months ended March 31, 2024, which was flat. The following table details the various costs included in interest expense for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Interest on debt	$20,678	$27,207	$(6,529)
Amortization of deferred financing costs	1,644	717	927
Interest rate swaps	(8,444)	(12,907)	4,463
Interest rate caps	(88)	—	(88)
Interest rate caps mark-to-market loss (gain)	591	(626)	1,217
Total	$14,381	$14,391	$(10)

Casualty gain (loss). Casualty loss was $0.2 million gain compared to a $0.8 million loss for the three months ended March 31, 2025 and 2024, respectively. The increase in casualty gain between periods of $1.0 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.1 million for the three months ended March 31, 2024.

Gain on sales of real estate. Gain on sales of real estate was $0.0 million compared to $31.7 million for the three months ended March 31, 2024. The decrease between periods is attributable to our sale of one property during the three months ended March 31, 2024 compared to no disposition activity for the three months ended March 31, 2025.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (5) corporate income and corporate general and administrative expenses that are not reflective of operations and properties, (6) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (7) casualty-related expenses/(recoveries) and casualty gains (losses), (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (9) equity in earnings of affiliates.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Advisory and administrative fees and corporate and administrative expenses are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries casualty gains and losses, and losses on the extinguishment of debt and modification costs are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Equity in earnings of affiliates is excluded as its not part of our core operations for the properties. These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and Same Store NOI for the Three Months Ended March 31, 2025 and 2024

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three months ended March 31, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2025	2024
Net income (loss)		$(6,924)	$26,402
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,696	1,743
Corporate general and administrative expenses		4,457	4,910
Corporate income		(442)	(296)
Casualty-related expenses/(recoveries)	(1)	(656)	33
Casualty loss (gain)		163	(199)
Property general and administrative expenses	(2)	790	988
Depreciation and amortization		24,350	24,323
Interest expense		14,381	14,391
Equity in earnings of affiliate		(55)	(38)
Loss on extinguishment of debt and modification costs		—	546
Gain on sales of real estate		—	(31,709)
NOI		$37,760	$41,094
Less Non-Same Store
Revenues		(4)	(3,885)
Operating expenses		(22)	2,015
Operating income		—	(3)
Same Store NOI		$37,734	$39,221

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

Net Operating Income for Our Q1 Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2025 and 2024

There are 35 properties encompassing 12,948 units of apartment space in our same store pool for the three months ended March 31, 2025 and 2024 (our “Q1 Same Store” properties). Our Q1 Same Store properties exclude the 36 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2025 and 2024 for our Q1 Same Store and Non-Same Store properties (dollars in thousands):

For the three months ended March 31, 2025 and 2024, excludes approximately $(656,000) and $32,000, respectively, of casualty-related expenses/(recoveries).

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$61,436	$61,910	$(474)	-0.8%
Other income	1,334	1,486	(152)	-10.2%
Same Store revenues	62,770	63,396	(626)	-1.0%
Non-Same Store
Rental income	4	3,688	(3,684)	N/M
Other income	—	197	(197)	N/M
Non-Same Store revenues	4	3,885	(3,881)	N/M
Total revenues	62,774	67,281	(4,507)	-6.7%

Operating expenses
Same Store
Property operating expenses (1)	13,122	12,706	416	3.3%
Real estate taxes and insurance	9,026	8,555	471	5.5%
Property management fees (2)	1,820	1,821	(1)	-0.1%
Property general and administrative expenses (3)	1,210	1,201	9	0.7%
Same Store operating expenses	25,178	24,283	895	3.7%
Non-Same Store
Property operating expenses (4)	2	1,029	(1,027)	N/M
Real estate taxes and insurance	(24)	757	(781)	N/M
Property management fees (2)	—	137	(137)	N/M
Property general and administrative expenses (5)	—	92	(92)	N/M
Non-Same Store operating expenses	(22)	2,015	(2,037)	N/M
Total operating expenses	25,156	26,298	(1,142)	-4.3%

Operating income
Same Store
Miscellaneous income	142	108	34	31.5%
Non-Same Store
Miscellaneous income	—	3	(3)	N/M
Total operating income	142	111	31	27.9%

NOI
Same Store	37,734	39,221	(1,487)	-3.8%
Non-Same Store	26	1,873	(1,847)	N/M
Total NOI	$37,760	$41,094	$(3,334)	-8.1%

(1)
For the three months ended March 31, 2025 and 2024, excludes approximately $(656,000) and $32,000, respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an affiliate of the noncontrolling limited partners of the OP.
(3)
For the three months ended March 31, 2025 and 2024, excludes approximately $791,000 and $917,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended March 31, 2025 and 2024, excludes approximately $- and $1,000, respectively, of casualty-related expenses.
(5)
For the three months ended March 31, 2025 and 2024, excludes approximately $(1,000) and $71,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended March 31, 2025 and 2024.”

Same Store Results of Operations for the Three Months Ended March 31, 2025 and 2024

As of March 31, 2025, our Q1 Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,495. As of March 31, 2024, our Q1 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,514. For our Q1 Same Store properties, we recorded the following operating results for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

Revenues

Rental income. Rental income was $61.4 million for the three months ended March 31, 2025 compared to $61.9 million for the three months ended March 31, 2024, which was a decrease of approximately $0.5 million, or 0.8%. The majority of the decrease is related to a 1.3% decrease in the weighted average monthly effective rent per occupied apartment unit to $1,495 as of March 31, 2025 from $1,514 as of March 31, 2024 and a 0.3% decrease in occupancy.

Other income. Other income was $1.3 million for the three months ended March 31, 2025 compared to $1.5 million for the three months ended March 31, 2024, which was a decrease of approximately $0.2 million. The majority of the decrease is related to a $0.1 million decrease in cable tv income.

Expenses

Property operating expenses. Property operating expenses were $13.1 million for the three months ended March 31, 2025 compared to $12.7 million for the three months ended March 31, 2024, which was an increase of approximately $0.4 million, or 3.3%. The majority of the increase is related to increases in repairs and maintenance and utilities expenses of $0.2 million and $0.1 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.0 million for the three months ended March 31, 2025 compared to $8.6 million for the three months ended March 31, 2024, which was an increase of approximately $0.4 million. The majority of the increase is related to increases of $0.2 million and $0.2 million in insurance and property taxes, respectively.

Property management fees. Property management fees were $1.8 million for the three months ended March 31, 2025 compared to $1.8 million for the three months ended March 31, 2024, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.2 million for the three months ended March 31, 2025 compared to $1.2 million for the three months ended March 31, 2024, which was flat.

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

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, gain (loss) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities. Starting in the third quarter of 2024, the Company has adjusted Core FFO to remove (1) the amortization of all deferred financing costs instead of those solely related to short-term debt financing and (2) mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes. Prior periods have been recast to conform to the current presentation.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts Core FFO to remove items such as equity-based compensation expense and the related noncontrolling interests (as described above) related to these items. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2025	2024	% Change
Net income (loss)		$(6,924)	$26,402	N/M
Depreciation and amortization		24,350	24,323	0.1%
Gain on sales of real estate	(1)	—	(31,709)	N/M
Adjustment for noncontrolling interests		(69)	(75)	-8.0%
FFO attributable to common stockholders		17,357	18,941	-8.4%

FFO per share - basic		$0.68	$0.74	-7.4%
FFO per share - diluted		$0.68	$0.72	-5.6%

Loss on extinguishment of debt and modification costs		—	546	N/M
Casualty-related expenses/(recoveries)		(656)	33	N/M
Casualty losses (gains)		163	(199)	N/M
Amortization of deferred financing costs		1,644	717	N/M
Mark-to-market adjustments of interest rate caps		591	(626)	N/M
Adjustment for noncontrolling interests		(7)	2	N/M
Core FFO attributable to common stockholders		19,092	19,414	-1.7%

Core FFO per share - basic		$0.75	$0.75	-0.6%
Core FFO per share - diluted		$0.75	$0.74	1.3%

Equity-based compensation expense		2,475	2,547	-2.8%
Adjustment for noncontrolling interests		(10)	(9)	11.1%
AFFO attributable to common stockholders		21,557	21,952	-1.8%

AFFO per share - basic		$0.85	$0.85	-0.7%
AFFO per share - diluted		$0.84	$0.83	1.2%

Weighted average common shares outstanding - basic		25,448	25,721	-1.1%
Weighted average common shares outstanding - diluted	(2)	25,576	26,354	-3.0%

Dividends declared per common share		$0.51	$0.46	10.3%

Net income (loss) Coverage - diluted	(3)	-0.53x	2.16x	N/M
FFO Coverage - diluted	(3)	1.33x	1.55x	-14.4%
Core FFO Coverage - diluted	(3)	1.46x	1.59x	-8.1%
AFFO Coverage - diluted	(3)	1.65x	1.80x	-8.3%

(1)
$31.7 million with a related party for the three months ended March 31, 2024.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(3)
Indicates coverage ratio of net income (loss)/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2025 as compared to the three months ended March 31, 2024

FFO was $17.4 million for the three months ended March 31, 2025 compared to $18.9 million for the three months ended March 31, 2024, which was a decrease of approximately $1.5 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $4.4 million, partially offset by an increase in casualty-related recoveries of $0.7 million.

Core FFO was $19.1 million for the three months ended March 31, 2025 compared to $19.4 million for the three months ended March 31, 2024, which was a decrease of approximately $0.3 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO, partially offset by the change in mark-to-market adjustments of interest rate caps of $1.2 million.

AFFO was $21.6 million for the three months ended March 31, 2025 compared to $22.0 million for the three months ended March 31, 2024, which was a decrease of approximately $0.4 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and equity-based compensation expense of $0.1 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our multifamily properties, including:

•
capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•
interest expense and scheduled principal payments on outstanding indebtedness, if any (see “—Obligations and Commitments” below);
•
recurring maintenance necessary to maintain our multifamily properties;
•
distributions necessary to qualify for taxation as a REIT;
•
acquisition of additional properties;
•
advisory and administrative fees payable to our Adviser;
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Corporate Credit Facility. As of March 31, 2025, we had approximately $3.7 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 6 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2025.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$28,322	$19,687
Net cash provided by (used in) investing activities	(8,878)	94,169
Net cash used in financing activities	(14,541)	(90,386)
Net increase in cash, cash equivalents and restricted cash	4,903	23,470
Cash, cash equivalents and restricted cash, beginning of period	53,917	45,279
Cash, cash equivalents and restricted cash, end of period	$58,820	$68,749

Cash flows from operating activities. During the three months ended March 31, 2025, net cash provided by operating activities was $28.3 million compared to net cash provided by operating activities of $19.7 million for the three months ended March 31, 2024. The change in cash flows from operating activities was mainly due to increases in operating liabilities and real estate taxes payable of $2.4 million and $6.7 million, respectively.

Cash flows from investing activities. During the three months ended March 31, 2025, net cash used in investing activities was $8.9 million compared to net cash provided by investing activities of $94.2 million for the three months ended March 31, 2024. The change in cash flows from investing activities was mainly due to a decrease in net proceeds from sales of real estate of $102.7 million.

Cash flows from financing activities. During the three months ended March 31, 2025, net cash used in financing activities was $14.5 million compared to net cash used in financing activities of $90.4 million for the three months ended March 31, 2024. The change in cash flows from financing activities was mainly due to a net decrease in debt payments of $77.0 million.

Real Estate Investments Statistics

As of March 31, 2025, the Company was invested in a total of 35 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Arbors on Forest Ridge	155	210	1/31/2014	$1,159	$1,121	95.7%	98.6%
Cutter's Point	198	196	1/31/2014	1,409	1,370	94.9%	98.5%
The Summit at Sabal Park	205	252	8/20/2014	1,353	1,370	95.2%	94.4%
Courtney Cove	225	324	8/20/2014	1,306	1,249	93.5%	92.9%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,658	1,671	95.8%	94.0%
Cornerstone	318	430	1/15/2015	1,429	1,435	93.0%	94.4%
The Preserve at Terrell Mill	692	752	2/6/2015	1,285	1,282	93.2%	94.3%
Versailles	301	388	2/26/2015	1,122	1,130	92.0%	96.1%
Seasons 704 Apartments	217	222	4/15/2015	1,814	1,818	95.5%	95.0%
Madera Point	193	256	8/5/2015	1,293	1,311	96.1%	93.8%
Venue at 8651	289	333	10/30/2015	1,163	1,160	93.7%	95.5%
Parc500	266	217	7/27/2016	1,936	1,879	93.5%	96.3%
The Venue on Camelback	256	415	10/11/2016	970	981	93.7%	92.8%
Rockledge Apartments	802	708	6/30/2017	1,494	1,488	93.5%	94.3%
Atera Apartments	334	380	10/25/2017	1,494	1,487	91.3%	95.0%
Versailles II	199	242	9/26/2018	1,071	1,064	93.4%	96.7%
Brandywine I & II	414	632	9/26/2018	1,188	1,204	95.3%	94.6%
Bella Vista	243	248	1/28/2019	1,706	1,712	96.4%	89.9%
The Enclave	194	204	1/28/2019	1,757	1,782	92.6%	93.6%
The Heritage	199	204	1/28/2019	1,688	1,676	96.1%	94.6%
Summers Landing	139	196	6/7/2019	1,202	1,198	94.4%	95.4%
Residences at Glenview Reserve	344	360	7/17/2019	1,239	1,248	94.2%	95.3%
Residences at West Place	345	342	7/17/2019	1,582	1,586	95.3%	95.0%
Avant at Pembroke Pines	1,442	1,520	8/30/2019	2,218	2,199	95.7%	95.3%
Arbors of Brentwood	325	346	9/10/2019	1,431	1,458	97.1%	93.1%
Torreyana Apartments	309	316	11/22/2019	1,473	1,444	96.2%	95.9%
Bloom	498	528	11/22/2019	1,300	1,276	95.1%	94.7%
Bella Solara	271	320	11/22/2019	1,332	1,328	93.8%	93.1%
Fairways at San Marcos	340	352	11/2/2020	1,592	1,574	93.5%	95.7%
The Verandas at Lake Norman	241	264	6/30/2021	1,352	1,343	93.9%	98.1%
Creekside at Matthews	263	240	6/30/2021	1,428	1,423	96.7%	95.8%
Six Forks Station	360	323	9/10/2021	1,356	1,359	90.4%	93.2%
High House at Cary	293	302	12/7/2021	1,463	1,498	94.0%	92.1%
The Adair	328	232	4/1/2022	1,933	1,995	96.6%	91.4%
Estates on Maryland	324	330	4/1/2022	1,403	1,430	94.5%	95.5%
	11,893	12,984

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2025 and December 31, 2024, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2025 and December 31, 2024, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of March 31, 2025 and December 31, 2024, divided by the total number of units, expressed as a percentage.
(3)
Includes 36 down units due to casualty events as of March 31, 2025 (see Note 3).

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of March 31, 2025, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 5.40% and an adjusted weighted average interest rate of 3.58%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.10% for our combined $0.8 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $0.8 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2025, interest rate swap agreements effectively covered 55.6% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2025, interest rate cap agreements covered $2.4 billion of our $1.5 billion of floating rate mortgage debt outstanding.

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

Corporate Credit Facility

On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments. The Company can voluntarily and permanently reduce all of the revolving commitments before the maturity date. As of March 31, 2025 and December 31, 2024, the Company had $0.0 million outstanding on the Corporate Credit Facility and $100.0 million and $350.0 million, respectively, available for borrowing under the Corporate Credit Facility.

The Corporate Credit Facility is a non-recourse obligation and contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the document evidencing the loan, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. As of March 31, 2025 and December 31, 2024, the Company believes it is compliant with all provisions. For additional information regarding our Corporate Credit Facility, see Note 4.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank and one with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $0.8 billion. As of March 31, 2025, the interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to $0.8 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.10%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.10%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.4620%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.3020%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.6090%
March 4, 2020	June 1, 2026	Truist	100,000	0.8200%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.8450%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.9530%
			$817,500	1.1002%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR. As of March 31, 2025, Adjusted SOFR was 4.45%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2025 for the next five calendar years subsequent to March 31, 2025. We used Adjusted SOFR as of March 31, 2025 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2025	2026	2027	2028	2029	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,503,242	$—	$—	$—	$33,817	$—	$1,469,425
Interest expense	(1)	424,542	37,606	50,387	67,812	68,951	69,100	130,686
Total		$1,927,784	$37,606	$50,387	$67,812	$102,768	$69,100	$1,600,111

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of March 31, 2025, we had entered into six interest rate swap transactions with a combined notional amount of $0.8 billion. We have allocated the total impact of expected settlements on the $0.8 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR as of March 31, 2025 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility will mature on June 30, 2025 with respect to the revolving commitments, unless the Company exercises its option to voluntarily and permanently reduce all of the revolving commitments before the maturity date.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended March 31, 2025 and 2024, the Company incurred advisory and administrative fees of $1.7 million and $1.7 million, respectively.

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

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of March 31, 2025, we had approximately $3.7 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three months ended March 31, 2025 and 2024 (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2025	2024
Interior	(1)	$652	$1,730
Exterior and common area		58	474
Total rehab expenditures		$709	$2,204

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2025 and 2024, we completed full and partial interior rehabs on 210 and 127 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2025 and 2024.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2025 of $0.51 per share on February 24, 2025 which was paid on March 31, 2025 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2025 and 2024. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of March 31, 2025, we had total indebtedness of $1.5 billion at a weighted average interest rate of 5.40%, of which $1.5 billion was debt with a floating interest rate. As of March 31, 2025, interest rate swap agreements effectively covered 55.6% of our $1.5 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of our total indebtedness, we have included the weighted average fixed rate of 1.10% for the $0.8 billion notional amount of interest rate swap agreements that we have entered into as of March 31, 2025, which effectively fix the interest rate on $0.8 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2025, the interest rate cap agreements we have entered into effectively cap SOFR on our floating rate mortgage debt at a weighted average rate of 7.31% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with the Counterparties with a combined notional amount of $0.8 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (SOFR) with respect to that amount with a weighted average fixed rate of 1.10%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.10%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of March 31, 2025, of the amounts illustrated in the table below for our indebtedness as of March 31, 2025 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,630
0.50%	3,260
0.75%	4,889
1.00%	6,519

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 26, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. On October 28, 2024, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026 (together with prior authorizations, the “Share Repurchase Program”). This authorization replaced the Board’s prior share repurchase authorization. During the three months ended March 31, 2025, the Company did not make any repurchases. Since inception of the Share Repurchase Program through March 31, 2025, the Company had repurchased 2,989,306 shares of its common stock, par value $0.01 per share, at a total cost of approximately $86.9 million, or $29.07 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,989,306	$29.07	2,989,306	$85.5
January 1 – January 31	—	—	—	85.5
February 1 – February 28	—	—	—	85.5
March 1 – March 31	—	—	—	85.5
Total as of March 31, 2025	2,989,306	$29.07	2,989,306	$85.5

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Restricted Stock Units Agreements (Key Employee) for award agreements entered into in 2022 and 2023.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ James Dondero	President and Director	May 01, 2025
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	May 01, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)