Form 10-Q
period 2025-06-30
NexPoint Residential Trust, Inc.
filed 2025-07-30
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, the registrant had 25,364,470 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2025

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
•
potential reforms to the Federal Home Loan Mortgage Corporation;
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
•
failure to maintain our status as a real estate investment trust ("REIT");
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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$359,819	$359,819
Buildings and improvements	1,744,482	1,738,677
Construction in progress	4,918	1,267
Furniture, fixtures, and equipment	211,014	202,029
Total Gross Operating Real Estate Investments	2,320,233	2,301,792
Accumulated depreciation and amortization	(556,978)	(508,569)
Total Net Operating Real Estate Investments	1,763,255	1,793,223
Cash and cash equivalents	13,623	23,148
Restricted cash	34,381	30,769
Accounts receivable, net	14,363	12,337
Prepaid and other assets	6,004	6,102
Fair value of interest rate swaps	25,575	41,841
TOTAL ASSETS	$1,857,201	$1,907,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,466,530	$1,463,650
Accounts payable and other accrued liabilities	13,151	11,351
Accrued real estate taxes payable	13,137	4,260
Accrued interest payable	6,734	7,630
Security deposit liability	2,902	2,954
Prepaid rents	1,269	1,425
Fair value of interest rate swaps	424	—
Total Liabilities	1,504,147	1,491,270

Redeemable noncontrolling interests in the OP	5,164	5,782

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,364,470 and 25,403,537 shares issued and outstanding, respectively	254	254
Additional paid-in capital	401,622	407,429
Accumulated earnings less dividends	(78,152)	(38,030)
Accumulated other comprehensive income	24,166	40,715
Total Stockholders' Equity	347,890	410,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,857,201	$1,907,420

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$61,230	$62,383	$122,670	$127,981
Other income	1,919	1,855	3,695	3,834
Total revenues	63,149	64,238	126,365	131,815
Expenses
Property operating expenses	12,529	13,776	24,997	27,544
Real estate taxes and insurance	8,485	8,188	17,487	17,500
Property management fees (1)	1,806	1,872	3,626	3,830
Advisory and administrative fees (2)	1,725	1,734	3,421	3,477
Corporate general and administrative expenses	4,499	4,779	8,956	9,689
Property general and administrative expenses	2,143	2,651	4,143	4,932
Depreciation and amortization	24,059	24,442	48,409	48,765
Total expenses	55,246	57,442	111,039	115,737
Operating income before gain on sales of real estate	7,903	6,796	15,326	16,078
Gain on sales of real estate (3)	—	18,686	—	50,395
Operating income	7,903	25,482	15,326	66,473
Interest expense	(15,162)	(13,971)	(29,543)	(28,362)
Loss on extinguishment of debt and modification costs	—	(255)	—	(801)
Casualty loss	(5)	(737)	(168)	(538)
Equity in earnings of affiliate	59	53	114	91
Miscellaneous income	144	66	286	177
Net income (loss)	(7,061)	10,638	(13,985)	37,040
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(28)	42	(55)	146
Net income (loss) attributable to common stockholders	$(7,033)	$10,596	$(13,930)	$36,894
Other comprehensive loss
Unrealized losses on interest rate derivatives	(6,442)	(7,488)	(16,614)	(4,805)
Total comprehensive income (loss)	(13,503)	3,150	(30,599)	32,235
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the OP	(53)	12	(120)	127
Comprehensive income (loss) attributable to common stockholders	$(13,450)	$3,138	$(30,479)	$32,108

Weighted average common shares outstanding - basic	25,384	25,540	25,416	25,630
Weighted average common shares outstanding - diluted	25,384	26,309	25,416	26,331

Earnings (loss) per share - basic	$(0.28)	$0.41	$(0.55)	$1.44
Earnings (loss) per share - diluted	$(0.28)	$0.40	$(0.55)	$1.40

(1)
Fees incurred to an affiliate of the noncontrolling limited partner of the Company’s OP (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).
(3)
$31.5 million with a related party for the six months ended June 30, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, March 31, 2025	—	$—	$25,570,810	$256	$407,205	$(58,135)	$30,583	$—	$379,909
Net loss attributable to common stockholders	—	—	—	—	—	(7,033)	—	—	(7,033)
Vesting of stock-based compensation	—	—	16,769	—	2,072	—	—	—	2,072
Repurchases of common stock	—	—	—	—	—	—	—	(7,657)	(7,657)
Retirement of common stock held in treasury		—	(223,109)	(2)	(7,655)	—		7,657	—
Common stock dividends declared ($0.51 per share)	—	—	—	—	—	(13,334)	—	—	(13,334)
Other comprehensive loss	—	—	—	—	—	—	(6,417)	—	(6,417)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	350	—	—	350
Balances, June 30, 2025	—	$—	25,364,470	$254	$401,622	$(78,152)	$24,166	$—	$347,890

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2024	—	$—	$25,403,537	$254	$407,429	$(38,030)	$40,715	$—	$410,368
Net loss attributable to common stockholders	—	—	—	—	—	(13,930)	—	—	(13,930)
Vesting of stock-based compensation	—	—	184,042	2	1,848	—	—	—	1,850
Repurchases of common stock	—	—	—	—	—	—	—	(7,657)	(7,657)
Retirement of common stock held in treasury	—	—	(223,109)	(2)	(7,655)	—	—	7,657	—
Common stock dividends declared ($1.02 per share)	—	—	—	—	—	(26,586)	—	—	(26,586)
Other comprehensive loss	—	—	—	—	—	—	(16,549)	—	(16,549)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	394	—	—	394
Balances, June 30, 2025	—	$—	25,364,470	$254	$401,622	$(78,152)	$24,166	$—	$347,890

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, March 31, 2024	—	$—	25,774,730	$257	$414,243	$25,742	$72,537	$—	$512,779
Net income attributable to common stockholders	—	—	—	—	—	10,596	—	—	10,596
Vesting of stock-based compensation	—	—	67,485	1	2,443	—	—	—	2,444
Repurchases of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury	—	—	(438,678)	(4)	(14,569)	—	—	14,573	—
Common stock dividends declared ($0.46 per share)	—	—	—	—	—	(12,071)	—	—	(12,071)
Other comprehensive loss	—	—	—	—	—	—	(7,458)	—	(7,458)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(572)	—	—	(572)
Balances, June 30, 2024	—	$—	25,403,537	$254	$402,117	$23,695	$65,079	$—	$491,145

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2023	—	$—	25,674,313	$256	$413,010	$11,493	$69,865	$—	$494,624
Net income attributable to common stockholders	—	—	—	—	—	36,894	—	—	36,894
Vesting of stock-based compensation	—	—	167,902	2	3,676	—	—	—	3,678
Repurchases of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury	—	—	(438,678)	(4)	(14,569)	—	—	14,573	—
Common stock dividends declared ($0.92 per share)	—	—	—	—	—	(24,351)	—	—	(24,351)
Other comprehensive loss	—	—	—	—	—	—	(4,786)	—	(4,786)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(341)	—	—	(341)
Balances, June 30, 2024	—	$—	25,403,537	$254	$402,117	$23,695	$65,079	$—	$491,145

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(13,985)	$37,040
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sales of real estate (1)	—	(50,395)
Depreciation and amortization	48,409	48,765
Amortization/write-off of deferred financing costs and debt prepayment penalties	3,040	2,221
Change in fair value on derivative instruments included in interest expense	(14,705)	(26,276)
Net cash received on derivative settlements	17,024	28,346
Amortization/write-off of fair value adjustment of assumed debt	(53)	(53)
Provision for bad debts, net	675	2,305
Vesting of stock-based compensation	4,810	5,231
Insurance proceeds received for business interruption	324	649
Equity in earnings of affiliate	(114)	(91)
Casualty (gains) loss	(1,836)	107
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(2,402)	(2,066)
Prepaid and other assets	(963)	(2,950)
Operating liabilities	(899)	(5,872)
Real estate taxes payable	8,877	2,385
Net cash provided by operating activities	48,202	39,346

Cash flows from investing activities
Net proceeds from sales of real estate	—	141,608
Insurance proceeds received from casualty losses	—	1,227
Additions to real estate investments	(18,689)	(18,306)
Net cash provided by (used in) investing activities	(18,689)	124,529

Cash flows from financing activities
Mortgage payments	—	(88,300)
Credit facilities payments	—	(24,000)
Interest rate cap fees paid	—	(706)
Prepayment penalties on extinguished debt	—	(729)
Payments for taxes related to net share settlement of stock-based compensation	—	(1,510)
Distributions to redeemable noncontrolling interests in the OP	(104)	(96)
Cash settlement of stock-based compensation	(519)	—
Repurchase of common stock	(7,657)	(14,573)
Dividends paid to common stockholders	(27,146)	(24,593)
Net cash used in financing activities	(35,426)	(154,507)

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,913)	9,368
Cash, cash equivalents and restricted cash, beginning of period	53,917	45,279
Cash, cash equivalents and restricted cash, end of period	$48,004	$54,647

(1)
$31.5 million with a related party for the six months ended June 30, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

]NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS]

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$42,166	$54,068
Supplemental Disclosure of Noncash Activities
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	394	(341)
Capitalized construction costs included in accounts payable and other accrued liabilities	2,776	3,607
Change in fair value on derivative instruments designated as hedges	(16,614)	(4,805)
Decrease in dividends payable upon vesting of restricted stock units	(560)	(242)
Write-off of assets due to casualty losses	—	1
Write-off of deferred financing costs	—	71

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (the “TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2025, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

2. Summary of Significant Accounting Policies

Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K ("2024 Annual Report"), filed with the United States Securities and Exchange Commission ("SEC") on February 26, 2025 and also available on our website (nxrt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2024 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of June 30, 2025, the Company had not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net mortgage payables associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2025 and December 31, 2024, there were no properties classified as held for sale.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2026 with early adoption permitted, and should be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact of adopting the amendments on its disclosures.

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the six months ended June 30, 2025 and 2024.

Dispositions

There were no dispositions of real estate during the six months ended June 30, 2025.

The Company sold two properties during the six months ended June 30, 2024, as detailed in the table below (in thousands):

Property Name		Location	Date of Sale	Sales Price	Net Cash Proceeds (1)	Gain on Sale of Real Estate
Old Farm	(2)	Houston, Texas	March 1, 2024	$103,000	$102,704	$31,548
Radbourne Lake		Charlotte, North Carolina	April 30, 2024	39,250	38,904	18,847
				$142,250	$141,608	$50,395
(1)
Represents sales price, net of closing costs.
(2)
Old Farm was sold to NexBank Capital, Inc. (“NexBank Capital”). A director and officer of the Company, also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank. See Note 9.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of June 30, 2025 and December 31, 2024, the Company had approximately $0.1 million and $0.3 million accrued for case reserves, respectively, which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the six months ended June 30, 2025 and 2024. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s)

(i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income (loss). Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During the three and six months ended June 30, 2025, the Company recognized $0.0 million and $0.2 million in casualty losses, respectively, and $0.1 million and $0.3 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss), due to casualty events, respectively.

During the three and six months ended June 30, 2024, the Company recognized $0.7 million and $0.5 million in casualty losses, respectively, and $0.1 million and $0.2 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss), due to casualty events, respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2025 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817		4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977		5.41%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185		5.41%	10/1/2031
Bella Vista	Floating	84	37,400		5.41%	10/1/2031
Brandywine I & II	Floating	84	59,526		5.41%	10/1/2031
Cornerstone	Floating	84	45,815		5.41%	10/1/2031
Estates on Maryland	Floating	84	37,345		5.41%	10/1/2031
High House at Cary	Floating	84	32,478		5.41%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271		5.41%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220		5.41%	10/1/2031
Six Forks Station	Floating	84	30,430		5.41%	10/1/2031
Summers Landing	Floating	84	14,135		5.41%	10/1/2031
The Adair	Floating	84	33,229		5.41%	10/1/2031
The Enclave	Floating	84	33,440		5.41%	10/1/2031
The Heritage	Floating	84	29,810		5.41%	10/1/2031
The Venue on Camelback	Floating	84	36,465		5.41%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113		5.41%	10/1/2031
Versailles II	Floating	84	15,706		5.41%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307		5.41%	12/1/2031
Atera Apartments	Floating	84	38,555		5.41%	12/1/2031
Bella Solara	Floating	84	37,772		5.41%	12/1/2031
Bloom	Floating	84	60,848		5.41%	12/1/2031
Courtney Cove	Floating	84	31,596		5.41%	12/1/2031
Creekside at Matthews	Floating	84	28,703		5.41%	12/1/2031
Cutter's Point	Floating	84	18,994		5.41%	12/1/2031
Fairways at San Marcos	Floating	84	55,056		5.41%	12/1/2031
Madera Point	Floating	84	29,676		5.41%	12/1/2031
Parc500	Floating	84	30,012		5.41%	12/1/2031
Rockledge Apartments	Floating	84	78,444		5.41%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960		5.41%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341		5.41%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735		5.41%	12/1/2031
Torreyana Apartments	Floating	84	43,153		5.41%	12/1/2031
Venue at 8651	Floating	84	24,620		5.41%	12/1/2031
Versailles	Floating	84	26,108		5.41%	12/1/2031
			$1,503,242
Fair market value adjustment			344	(2)
Deferred financing costs, net of accumulated amortization of $4,046			(37,056)
			$1,466,530

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of June 30, 2025, SOFR was 4.32%.

(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 5.38% as of June 30, 2025 and 5.56% as of December 31, 2024. As of June 30, 2025, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.51% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company includes the weighted average fixed rate of 1.36% for its combined $0.9 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.9 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2025 and December 31, 2024, the Company believes it is in compliance with all provisions.

Credit Facility

On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of June 30, 2025 and December 31, 2024, the Company had $0.0 million outstanding on the Corporate Credit Facility and $0.0 million and $350.0 million, respectively, available for borrowing under the Corporate Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). During the three and six months ended June 30, 2025, amortization of deferred financing costs of approximately $1.6 million and $3.3 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2024, amortization of deferred financing costs of approximately $0.7 million and $1.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the three and six months ended June 30, 2025, the Company recognized losses on extinguishment of debt of $0.0 million and $0.0 million, respectively. During the three and six months ended June 30, 2024, the Company recognized losses on extinguishment of debt of $0.3 million and $0.8 million, respectively.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2025 are as follows (in thousands):

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

As of June 30, 2025, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
March 4, 2020	June 1, 2026	Truist	100,000	0.820%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
April 3, 2025	April 1, 2030	JPMorgan	100,000	3.489%
			$917,500	1.361%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR other than for the JPMorgan swap which is based on SOFR. As of June 30, 2025, Adjusted SOFR and SOFR were 4.44% and 4.32%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of June 30, 2025, the Company had the following interest rate swap that was designated as a cash flow hedge of interest rate risk with a future effective date (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.798%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of June 30, 2025, Adjusted SOFR was 4.44%.

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

As of June 30, 2025, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
Rockledge Apartments	Floating	12/1/2025	$93,129	6.45%
The Preserve at Terrell Mill	Floating	12/1/2025	71,098	6.45%
Fairways at San Marcos	Floating	12/1/2025	60,228	6.70%
Bloom	Floating	12/1/2025	59,830	6.70%
Torreyana Apartments	Floating	12/1/2025	50,580	6.70%
Cornerstone	Floating	12/1/2025	46,804	6.66%
Atera Apartments	Floating	12/1/2025	46,198	6.45%
Silverbrook	Floating	12/1/2025	46,088	6.45%
Bella Solara	Floating	12/1/2025	40,328	6.70%
Versailles	Floating	12/1/2025	40,247	6.45%
Courtney Cove	Floating	12/1/2025	36,146	6.70%
Madera Point	Floating	12/1/2025	34,457	6.70%
Seasons 704 Apartments	Floating	12/1/2025	33,132	6.70%
The Summit at Sabal Park	Floating	12/1/2025	30,826	6.70%
Creekside at Matthews	Floating	12/1/2025	29,648	6.45%
Parc500	Floating	12/1/2025	29,416	6.45%
Cutter's Point	Floating	12/1/2025	21,524	6.45%
Arbors on Forest Ridge	Floating	12/1/2025	19,184	6.70%
Venue at 8651	Floating	12/1/2025	18,690	6.45%
The Venue on Camelback	Floating	2/1/2026	42,788	6.07%
Avant at Pembroke Pines	Floating	10/1/2027	248,185	8.16%
Brandywine I & II	Floating	10/1/2027	59,526	8.16%
Sabal Palm at Lake Buena Vista	Floating	10/1/2027	56,220	8.41%
Cornerstone	Floating	10/1/2027	45,815	8.66%
Arbors of Brentwood	Floating	10/1/2027	39,977	8.16%
Bella Vista	Floating	10/1/2027	37,400	8.91%
Estates on Maryland	Floating	10/1/2027	37,345	8.91%
The Venue on Camelback	Floating	10/1/2027	36,465	8.16%
The Enclave	Floating	10/1/2027	33,440	8.66%
Residences at Glenview Reserve	Floating	10/1/2027	33,271	8.16%
The Adair	Floating	10/1/2027	33,229	8.16%
High House at Cary	Floating	10/1/2027	32,478	8.16%
Six Forks Station	Floating	10/1/2027	30,430	8.16%
The Verandas at Lake Norman	Floating	10/1/2027	30,113	8.16%
The Heritage	Floating	10/1/2027	29,810	8.91%
Versailles II	Floating	10/1/2027	15,706	8.16%
Summers Landing	Floating	10/1/2027	14,135	8.66%
Rockledge Apartments	Floating	12/1/2027	78,444	7.66%
The Preserve at Terrell Mill	Floating	12/1/2027	74,341	7.66%
Bloom	Floating	12/1/2027	60,848	7.66%
Fairways at San Marcos	Floating	12/1/2027	55,056	7.66%
Torreyana Apartments	Floating	12/1/2027	43,153	7.66%
Atera Apartments	Floating	12/1/2027	38,555	7.66%
Bella Solara	Floating	12/1/2027	37,772	7.66%
Seasons 704 Apartments	Floating	12/1/2027	33,960	7.66%
Courtney Cove	Floating	12/1/2027	31,596	7.66%
Parc500	Floating	12/1/2027	30,012	7.66%
Madera Point	Floating	12/1/2027	29,676	7.66%
Creekside at Matthews	Floating	12/1/2027	28,703	7.66%
The Summit at Sabal Park	Floating	12/1/2027	26,735	7.66%
Versailles	Floating	12/1/2027	26,108	7.66%
Venue at 8651	Floating	12/1/2027	24,620	7.66%
Cutter's Point	Floating	12/1/2027	18,994	7.66%
Arbors on Forest Ridge	Floating	12/1/2027	17,307	7.66%
			$2,319,766	7.49%

As of June 30, 2025, the Company had the following interest rate cap outstanding that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Property	Type	Maturity Date	Notional	Strike Rate
The Verandas at Lake Norman	Floating	7/1/2025	$34,925	3.40%

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$25,575	$41,841	$424	$—
Interest rate caps	Prepaid and other assets	—	156	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	199	1,073	—	—
Total		$25,774	$43,070	$424	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2025	2024	OCI into income	2025	2024
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate swaps	$643	$5,139	Interest expense	$7,110	$12,627
Interest rate caps	$107	$—	Interest expense	$82	$—
For the six months ended June 30,
Interest rate swaps	$(1,144)	$20,729	Interest expense	$15,546	$25,534
Interest rate caps	$246	$—	Interest expense	$170	$—

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2025	2024
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate caps	Interest expense	$(187)	$(116)
For the six months ended June 30,
Interest rate caps	Interest expense	$(778)	$(742)

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

Financial Instruments Not Carried at Fair Value

As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

These financial instruments utilize Level 2 inputs. The table below presents the outstanding principal balance and estimated fair values of our debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Fixed rate debt	$33,817	$32,877	$33,817	$32,073
Floating rate debt	$1,469,425	$1,431,725	$1,469,425	$1,396,265

6. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2025 and 2024, the Company issued 184,042 and 167,902 shares of common stock, respectively, pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of June 30, 2025 and December 31, 2024, the Company had 25,364,470 and 25,403,537 shares of common stock, par value $0.01 per share, respectively, issued and outstanding.

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

During the three and six months ended June 30, 2025, the Company repurchased 0 and 223,109 shares of its common stock at a total cost of approximately $7.7 million, or $34.29 per share on average. During the three and six months ended June 30, 2024, the Company repurchased 0 and 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.19 per share on average. Since the inception of the Share Repurchase Program through June 30, 2025, the Company had repurchased 3,212,415 shares of its common stock, par value $0.01 per share, at a total cost of approximately $94.6 million, or $29.44 per share on average.

Long Term Incentive Plan

On May 20, 2025, the Company’s stockholders approved the NexPoint Residential Trust, Inc. 2025 Long Term Incentive Plan (the "2025 LTIP") and on May 20, 2025, the Company filed a registration statement on Form S-8 registering 976,000 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2025 LTIP. Under the 2025 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. Under the 2025 LTIP, the Company is authorized to issue up to 976,000 restricted stock units. As of the date of adoption of the 2025 LTIP, no further awards can be made under the NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”).

Under the 2016 LTIP, the Company was authorized to issue up to 2,100,000 shares of common stock.

As of June 30, 2025, the Company had granted 2,096,095 and 314,297 restricted stock units under the 2016 LTIP and 2025 LTIP, respectively. The following table includes the number of restricted stock units granted to its directors, officers, employees and certain key employees of the Adviser under the 2016 LTIP and 2025 LTIP:

	Summary of Grants
	February	March	May	Total
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
2025	—	—	314,297	314,297
Total	347,182	616,184	314,297	1,277,663

As of June 30, 2025 and December 31, 2024, the Company had 492,140 and 754,329, respectively, unvested restricted stock units outstanding under the 2016 LTIP. As of June 30, 2025, the Company had 314,297 unvested restricted stock units outstanding under the 2025 LTIP.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	754,329		$40.51
Granted	314,297		30.89
Vested	(258,531)	(1)	41.94
Forfeited	(3,658)		38.41
Outstanding June 30,	806,437		$37.51

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued and certain awards, including 19,200 restricted stock units, were cash settled resulting in 184,042 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP and 2025 LTIP for the next five calendar years subsequent to June 30, 2025:

	Shares Vesting
	February	March	May	Total
2026	62,885	112,627	79,325	254,837
2027	84,502	112,627	—	197,129
2028	58,746	112,622	—	171,368
2029	117,480	65,623	—	183,103
Total	323,613	403,499	79,325	806,437

As of June 30, 2025 and December 31, 2024, the Company had issued 1,334,148 and 1,150,106 shares of common stock under the 2016 LTIP, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized approximately $2.3 million and $2.7 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the six months ended June 30, 2025 and 2024, the Company recognized approximately $4.8 million and $5.2 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of June 30, 2025 and December 31, 2024, the Company had recognized a liability of approximately $2.0 million and $2.6 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of June 30, 2025 and December 31, 2024, the Company had total unrecognized compensation expense on restricted stock units of approximately $27.5 million and $21.9 million over a weighted average vesting period of 2.0 and 1.6 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. During the six months ended June 30, 2025 and 2024, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

Gross proceeds	$62,310,967
Common shares issued	1,120,910
Gross average sale price per share	$55.59

Sales commissions	$934,665
Offering costs	1,353,015
Net proceeds	$60,023,287
Average price per share, net	$53.55

7. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which excludes any unvested restricted stock units issued pursuant to the 2016 LTIP and 2025 LTIP. Diluted earnings (loss) per share is computed by adjusting basic income (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Numerator for earnings (loss) per share:
Net income (loss)		$(7,061)	$10,638	$(13,985)	$37,040
Net income (loss) attributable to redeemable noncontrolling interests in the OP		(28)	42	(55)	146
Net income (loss) attributable to common stockholders		$(7,033)	$10,596	$(13,930)	$36,894

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,384	25,540	25,416	25,630
Denominator for basic earnings (loss) per share		25,384	25,540	25,416	25,630
Weighted average unvested restricted stock units		20	769	124	701
Denominator for diluted earnings (loss) per share	(1)	25,384	26,309	25,416	26,331

Earnings (loss) per weighted average common share:
Basic		$(0.28)	$0.41	$(0.55)	$1.44
Diluted		$(0.28)	$0.40	$(0.55)	$1.40

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2025 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2024	$5,782
Net loss attributable to redeemable noncontrolling interests in the OP	(55)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(65)
Distributions to redeemable noncontrolling interests in the OP	(104)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(394)
Redeemable noncontrolling interests in the OP, June 30, 2025	$5,164

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equities, LLC and its affiliates (collectively, “BH Equity"), who was a noncontrolling interest member of the Company’s joint ventures prior to the purchase by the Company of 100% of the joint venture interests in the Portfolio owned by BH Equity, representing approximately 8.4% ownership in the Portfolio (the “BH Buyout") on June 30, 2017. Through BH Equity’s noncontrolling interests in such joint ventures, BH Equity was deemed to be a related party. With the completion of the BH Buyout, the Company and the OP amended the partnership agreement of the OP (the "Amendment"). BH Equity became a noncontrolling limited partner of the OP upon execution of the Amendment and BH Equity was no longer deemed to be a related party. BH and its affiliates do not have common ownership in any joint venture with the Adviser and there is no common ownership between BH and its affiliates and the Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2025 and 2024 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Fees incurred
Property management fees	(1)	$1,798	$1,864	$3,611	$3,807
Construction supervision fees	(2)	243	270	383	429
Design fees	(2)	—	11	—	12
Acquisition fees	(3)	—	—	—	—

Reimbursements
Payroll and benefits	(4)	4,463	4,766	9,128	9,599
Other reimbursements	(5)	765	746	1,394	1,883

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP and 2025 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and six months ended June 30, 2025 and 2024, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended June 30, 2025 and 2024, the Company incurred advisory and administrative fees of $1.7 million and $1.7 million, respectively. For the three months ended June 30, 2025 and 2024, the Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.3 million and $5.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred advisory and administrative fees of $3.4 million and $3.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Adviser elected to voluntarily waive advisory and administrative fees of $10.6 million and $10.7 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of June 30, 2025 and December 31, 2024, the Company had an investment of approximately $0.8 million and $0.7 million, respectively, in NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. During the three months ended June 30, 2025 and 2024, the Company included approximately $0.1 million and $0.1 million, respectively, of net income of NLMF Holdco, LLC in equity in earnings of affiliate. During the six months ended June 30, 2025 and 2024, the Company included $0.1 million and $0.1 million, respectively, of net income of NLMF Holdco, LLC in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income (loss). During the three months ended June 30, 2025 and 2024, the Company incurred expenses of $0.7 million and $0.7 million for fiber internet service, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred expenses of $1.4 million and $1.4 million for fiber internet service, respectively. Expenses incurred to NLMF Leaseco, LLC for fiber internet service are included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

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

The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Old Farm subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Old Farm subsidiary (including the property) as of March 1, 2024. Simultaneously with the sale, the Seller, NexBank Capital and the Old Farm subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its retained balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. Therefore, the $1.0 million retained cash balance as of the closing date was not deconsolidated along with the sale. During the six months ended June 30, 2024, the Company recognized a gain on deconsolidation of $31.5 million which was recognized in gain on sales of real estate in the consolidated statement of operation and comprehensive income (loss).

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

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2025 and December 31, 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2025 and December 31, 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

On April 1, 2024, the Adviser entered into a new self-insurance policy resulting in a new aggregate amount of $2,950,000 (the “2024 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.1 million being allocated to the Company.

On April 1, 2025, the Adviser entered into a new property insurance agreement that has an aggregate amount of $4,000,000 which is allocated across properties managed by the Adviser with approximately $2.6 million being allocated to the Company.

As of June 30, 2025 and December 31, 2024, the Company had fully funded its 2024 Aggregate Amount due and zero remained in prepaid and other assets on the consolidated balance sheet. During the three and six months ended June 30, 2025, the Company did not incur any self-insurance expenses which are normally included in property operating expenses on the consolidated statement of operations and comprehensive income (loss). During the three and six months ended June 30, 2024, the Company did not incur any self-insurance expenses.

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

12. Subsequent Events

Dividends Declared

On July 28, 2025, the Company’s Board approved a quarterly dividend of $0.51 per share, payable on September 30, 2025 to stockholders of record on September 15, 2025.

Corporate Revolving Credit Facility

On July 11, 2025, the Company, though the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility.

The Credit Facility is guaranteed by the Company and the obligations under the Credit Facility are, subject to some exceptions, secured by a security interest in the proceeds of all equity offerings and other capital events by the Company, the OP or their subsidiaries and an equity pledge of each subsidiary of the OP that owns an interest in a mortgaged property.

Advances under the Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either (i) the daily SOFR plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, (ii)

the term SOFR for the interest period plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, or (iii) a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5%, or (c) the one month term SOFR plus 1.0%, plus a margin of 0.50% to 1.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter.

A commitment fee at a rate of 0.20% or 0.30%, depending on the average daily revolving commitment utilization percentage for the calendar quarter, applies to unutilized borrowing capacity under the Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our 2024 Annual Report, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our 2024 Annual Report.

Overview

As of June 30, 2025, our Portfolio consisted of 35 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 12,984 units of apartment space that was approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,500. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of June 30, 2025, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 8 to our consolidated financial statements).

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2025 and 2024.

The macroeconomic environment remains challenging. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital. Additionally, the U.S. government recently announced a comprehensive set of tariffs. Since then, the U.S. government has paused implementation for some of these tariffs. In addition, the U.S. government has announced additional tariffs on major trading partners of the U.S., which are expected to become effective on August 1. Although certain tariffs have gone into effect, the timing and scope of other tariffs is still currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities LLC and UBS AG London (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state-law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr.Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a

July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain advisory and administrative fees otherwise due. If advisory and administrative fees are waived in a period, the waived fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future. . On April 4, 2025, the compensation committee of the Board recommended that the Board approve the 2025 LTIP, and the Board unanimously approved and determined that the 2025 LTIP was advisable and in the best interests of the Company and the Company’s stockholders. The Board subsequently directed that approval of the 2025 LTIP be submitted for consideration by our stockholders at our annual meeting. On May 20, 2025, the Company’s stockholders approved the 2025 LTIP at our annual meeting of stockholders.

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

Casualty loss. Casualty loss include expenses resulting from damages from an unexpected and unusual event such as a natural disaster. Expenses can include additional payments on insurance premiums, impairment recognized on a property, and other abnormal expenses arising from the related event.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The three months ended June 30, 2025 as compared to the three months ended June 30, 2024

The following table sets forth a summary of our operating results for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change
Total revenues	$63,149	$64,238	$(1,089)
Total expenses	(55,246)	(57,442)	2,196
Operating income before gain on sales of real estate	7,903	6,796	1,107
Gain on sales of real estate	—	18,686	(18,686)
Operating income	7,903	25,482	(17,579)
Interest expense	(15,162)	(13,971)	(1,191)
Casualty loss	(5)	(737)	732
Equity in earnings of affiliate	59	53	6
Miscellaneous income	144	66	78
Loss on extinguishment of debt and modification costs	—	(255)	255
Net income (loss)	(7,061)	10,638	(17,699)
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(28)	42	(70)
Net income (loss) attributable to common stockholders	$(7,033)	$10,596	$(17,629)

The change in our net loss for the three months ended June 30, 2025 as compared to our net income for the three months ended June 30, 2024 primarily relates to the change in gain on sales of real estate of $18.7 million.

Revenues

Rental income. Rental income was $61.2 million for the three months ended June 30, 2025 compared to $62.4 million for the three months ended June 30, 2024, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due our disposition activity in 2024.

Other income. Other income was $1.9 million for the three months ended June 30, 2025 compared to $1.9 million for the three months ended June 30, 2024, which was flat.

Expenses

Property operating expenses. Property operating expenses were $12.5 million for the three months ended June 30, 2025 compared to $13.8 million for the three months ended June 30, 2024, which was a decrease of approximately $1.3 million. The decrease between the periods was primarily due to a decrease in casualty-related expenses of $1.0 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.5 million for the three months ended June 30, 2025 compared to $8.2 million for the three months ended June 30, 2024, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to an increase in real estate taxes of $0.5 million, partially offset by a decrease in insurance of $0.3 million.

Property management fees. Property management fees were $1.8 million for the three months ended June 30, 2025 compared to $1.9 million for the three months ended June 30, 2024 which was a decrease of $0.1 million. Property management fees are primarily based on total revenues which decreased between periods.

Advisory and administrative fees. Advisory and administrative fees were $1.7 million for the three months ended June 30, 2025 and $1.7 million for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.3 million and $5.2 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.5 million for the three months ended June 30, 2025 compared to $4.8 million for the three months ended June 30, 2024, which was a decrease of approximately $0.3 million. The decrease was primarily due to decreases in professional fees and stock compensation expense for a total of $0.4 million.

Property general and administrative expenses. Property general and administrative expenses were $2.1 million for the three months ended June 30, 2025 compared to $2.7 million for the three months ended June 30, 2024, which was a decrease of $0.6 million. The decrease between the periods was primarily due to a decrease of $0.1 million in centralized services and a decrease in all other property general and administrative expenses of $0.5 million.

Depreciation and amortization. Depreciation and amortization costs were $24.1 million for the three months ended June 30, 2025 compared to $24.4 million for the three months ended June 30, 2024, which was a decrease of approximately $0.3 million, which was attributable to a decrease in our value-add activities over the prior periods.

Other Income and Expense

Interest expense. Interest expense was $15.2 million for the three months ended June 30, 2025 compared to $14.0 million for the three months ended June 30, 2024, which was an increase of approximately $1.2 million. The increase in interest expense between the periods is primarily attributable to a decrease in interest on debt of approximately $5.5 million, offset by increases in effective interest rate swap expense and amortization of deferred financing costs of $5.5 million and $0.9 million, respectively. The following table details the various costs included in interest expense for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change
Interest on debt	$20,539	$26,012	$(5,473)
Amortization of deferred financing costs	1,628	702	926
Interest rate swaps	(7,110)	(12,627)	5,517
Interest rate caps	(82)	—	(82)
Interest rate caps mark-to-market	187	(116)	303
Total	$15,162	$13,971	$1,191

Casualty loss. Casualty loss was a $0.0 million loss compared to $0.7 million loss for the three months ended June 30, 2025 and 2024, respectively. The decrease in casualty loss between periods of $0.7 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.1 million for the three months ended June 30, 2025 and 2024, respectively, which was flat.

Gain on sale of real estate. Gain on sale of real estate was $0.0 million compared to $18.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease between periods is attributable to no dispositions during the three months ended June 30, 2025 compared to one disposition during the three months ended June 30, 2024.

The six months ended June 30, 2025 as compared to the six months ended June 30, 2024

The following table sets forth a summary of our operating results for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change
Total revenues	$126,365	$131,815	$(5,450)
Total expenses	(111,039)	(115,737)	4,698
Operating income before gain on sales of real estate	15,326	16,078	(752)
Gain on sales of real estate	—	50,395	(50,395)
Operating income	15,326	66,473	(51,147)
Interest expense	(29,543)	(28,362)	(1,181)
Casualty loss	(168)	(538)	370
Equity in earnings of affiliate	114	91	23
Miscellaneous income	286	177	109
Loss on extinguishment of debt and modification costs	—	(801)	801
Net income (loss)	(13,985)	37,040	(51,025)
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(55)	146	(201)
Net income (loss) attributable to common stockholders	$(13,930)	$36,894	$(50,824)

The change in our net loss for the six months ended June 30, 2025 as compared to the net income for the six months ended June 30, 2024 primarily relates to the decrease in gain on sales of real estate of $50.4 million.

Revenues

Rental income. Rental income was $122.7 million for the six months ended June 30, 2025 compared to $128.0 million for the six months ended June 30, 2024, which was a decrease of approximately $5.3 million. The decrease between the periods was primarily due to a our disposition activity in 2024.

Other income. Other income was $3.7 million for the six months ended June 30, 2025 compared to $3.8 million for the six months ended June 30, 2024, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a decrease in application fees.

Expenses

Property operating expenses. Property operating expenses were $25.0 million for the six months ended June 30, 2025 compared to $27.5 million for the six months ended June 30, 2024, which was a decrease of approximately $2.5 million. The decrease between the periods was primarily due to our disposition activity in 2024.

Real estate taxes and insurance. Real estate taxes and insurance costs were $17.5 million for the six months ended June 30, 2025 compared to $17.5 million for the six months ended June 30, 2024, which was flat.

Property management fees. Property management fees were $3.6 million for the six months ended June 30, 2025 and $3.8 million for the six months ended June 30, 2024, which was a decrease of approximately $0.2 million. Property management fees are primarily based on total revenues.

Advisory and administrative fees. Advisory and administrative fees were $3.4 million for the six months ended June 30, 2025 and $3.5 million for the six months ended June 30, 2024 which was a decrease of approximately $0.1 million. For the six months ended June 30, 2025 and 2024, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $10.6 million and $10.7 million and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $9.0 million for the six months ended June 30, 2025 compared to $9.7 million for the six months ended June 30, 2024, which was a decrease of approximately $0.7 million. The decrease was primarily due to a decrease in stock compensation expense of $0.4 million.

Property general and administrative expenses. Property general and administrative expenses were $4.1 million for the six months ended June 30, 2025 compared to $4.9 million for the six months ended June 30, 2024, which was a decrease of approximately $0.8 million. The decrease was primarily due to our disposition activity in 2024.

Depreciation and amortization. Depreciation and amortization costs were $48.4 million for the six months ended June 30, 2025 compared to $48.8 million for the six months ended June 30, 2024, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to a decrease of $0.4 million in depreciation expense, which was primarily due to a decrease in our value-add activities over the prior periods.

Other Income and Expense

Interest expense. Interest expense was $29.5 million for the six months ended June 30, 2025 compared to $28.4 million for the six months ended June 30, 2024, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to a decrease in interest on debt of $12.0 million, offset by a decrease in benefit from interest rate swaps and increase in amortization of deferred financing costs of $10.0 million and $1.9 million, respectively. The following table details the various costs included in interest expense for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change
Interest on debt	$41,217	$53,219	$(12,002)
Amortization of deferred financing costs	3,272	1,419	1,853
Interest rate swaps	(15,554)	(25,534)	9,980
Interest rate caps	(170)	—	(170)
Interest rate caps mark-to-market	778	(742)	1,520
Total	$29,543	$28,362	$1,181

Casualty loss. Casualty loss was $0.2 million and a $0.5 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in casualty loss between periods of $0.3 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.3 million compared to $0.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase between periods is attributable to an increase in business interruption proceeds.

Gain on sale of real estate. Gain on sale of real estate was $0.0 million compared to $50.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease between periods is attributable to no dispositions during the six months ended June 30, 2025 compared to two during the six months ended June 30, 2024.

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

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Advisory and administrative fees and corporate general and administrative expenses are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries, casualty losses, and losses on the extinguishment of debt and modification costs are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Equity in earnings of affiliates is excluded as its not part of our core operations for the properties. These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes the items noted above, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

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

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2025 and 2024

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and six months ended June 30, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Net income (loss)		$(7,061)	$10,638	$(13,985)	$37,040
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,725	1,734	3,421	3,477
Corporate general and administrative expenses		4,499	4,779	8,956	9,689
Corporate income		(370)	(516)	(812)	(812)
Casualty-related expenses/(recoveries)	(1)	(792)	232	(1,448)	267
Casualty loss		5	737	168	538
Property general and administrative expenses	(2)	868	1,334	1,658	2,317
Depreciation and amortization		24,059	24,442	48,409	48,765
Interest expense		15,162	13,971	29,543	28,362
Equity in earnings of affiliate		(59)	(53)	(114)	(91)
Loss on extinguishment of debt and modification costs		—	255	—	801
Gain on sales of real estate	(3)	—	(18,686)	—	(50,395)
NOI		$38,036	$38,867	$75,796	$79,958
Less Non-Same Store
Revenues		—	(818)	(4)	(4,702)
Operating expenses		—	393	(19)	2,407
Operating income		—	—	—	(3)
Same Store NOI		$38,036	$38,442	$75,773	$77,660

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
(3)
$31.5 million with a related party for the six months ended June 30, 2024.

Net Operating Income for Our Q2 Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2025 and 2024

There are 35 properties encompassing 12,946 units of apartment space in our same store pool for the three months ended June 30, 2025 and 2024 (our “Q2 Same Store” properties). Our Q2 Same Store properties exclude the 38 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2025 and 2024 for our Q2 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$61,230	$61,615	$(385)	-0.6%
Other income	1,549	1,290	259	20.1%
Same Store revenues	62,779	62,905	(126)	-0.2%
Non-Same Store
Rental income	—	768	(768)	N/M
Other income	—	50	(50)	N/M
Non-Same Store revenues	—	818	(818)	N/M
Total revenues	62,779	63,723	(944)	-1.5%

Operating expenses
Same Store
Property operating expenses (1)	13,322	13,150	172	1.3%
Real estate taxes and insurance	8,485	8,281	204	2.5%
Property management fees (2)	1,806	1,831	(25)	-1.4%
Property general and administrative expenses (3)	1,274	1,267	7	0.6%
Same Store operating expenses	24,887	24,529	358	1.5%
Non-Same Store
Property operating expenses	—	395	(395)	N/M
Real estate taxes and insurance	—	(93)	93	N/M
Property management fees (2)	—	41	(41)	N/M
Property general and administrative expenses (4)	—	50	(50)	N/M
Non-Same Store operating expenses	—	393	(393)	N/M
Total operating expenses	24,887	24,922	(35)	-0.1%

Operating income
Same Store
Miscellaneous income	144	66	78	N/M
Non-Same Store
Miscellaneous income	—	—	—	0.0%
Total operating income	144	66	78	118.2%

NOI
Same Store	38,036	38,442	(406)	-1.1%
Non-Same Store	—	425	(425)	-100.0%
Total NOI	$38,036	$38,867	$(831)	-2.1%
(1)
For the three months ended June 30, 2025 and 2024, excludes approximately $(792,000) and $231,000, respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP.
(3)
For the three months ended June 30, 2025 and 2024, excludes approximately $835,000 and $1,151,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended June 30, 2025 and 2024, excludes approximately $34,000 and $183,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2025 and 2024.”

Q2 Same Store Results of Operations for the Three Months Ended June 30, 2025 and 2024

As of June 30, 2025, our Q2 Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,500. As of June 30, 2024, our Q2 Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. For our Q2 Same Store properties, we recorded the following operating results for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:

Revenues

Rental income. Rental income was $61.2 million for the three months ended June 30, 2025 compared to $61.6 million for the three months ended June 30, 2024, which was a decrease of approximately $0.4 million, or 0.6%. The decrease is attributable to a decrease in weighted average occupancy during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Other income. Other income was $1.5 million for the three months ended June 30, 2025, compared to $1.3 million for the three months ended June 30, 2024, which was an increase of $0.2 million. The majority of the increase is related to a $0.1 million increase in interest income.

Expenses

Property operating expenses. Property operating expenses were $13.3 million for the three months ended June 30, 2025 compared to $13.2 million for the three months ended June 30, 2024, which was an increase of $0.1 million, or 1.3%. The majority of the increase is related to utilities expense increases of $0.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.5 million for the three months ended June 30, 2025 compared to $8.3 million for the three months ended June 30, 2024, which is an increase of $0.2 million. The increase between periods was primarily due to an increase in real estate taxes of $0.5 million, partially offset by a decrease in insurance expenses of $0.3 million.

Property management fees. Property management fees were $1.8 million for the three months ended June 30, 2025 compared to $1.8 million for the three months ended June 30, 2024, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended June 30, 2025 compared to $1.3 million for the three months ended June 30, 2024, which was flat.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2025 and 2024

There are 35 properties encompassing 12,946 units of apartment space in our same store pool for the six months ended June 30, 2025 and 2024 (our “Same Store” properties). Our Same Store properties exclude 38 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$122,666	$123,526	$(860)	-0.7%
Other income	2,883	2,776	107	3.9%
Same Store revenues	125,549	126,302	(753)	-0.6%
Non-Same Store
Rental income	4	4,455	(4,451)	N/M
Other income	—	247	(247)	N/M
Non-Same Store revenues	4	4,702	(4,698)	N/M
Total revenues	125,553	131,004	(5,451)	-4.2%

Operating expenses
Same Store
Property operating expenses (1)	26,443	25,854	589	2.3%
Real estate taxes and insurance	17,510	16,837	673	4.0%
Property management fees (2)	3,626	3,653	(27)	-0.7%
Property general and administrative expenses (3)	2,483	2,472	11	0.4%
Same Store operating expenses	50,062	48,816	1,246	2.6%
Non-Same Store
Property operating expenses (4)	1	1,424	(1,423)	N/M
Real estate taxes and insurance	(23)	663	(686)	N/M
Property management fees (2)	—	177	(177)	N/M
Property general and administrative expenses (5)	3	143	(140)	N/M
Non-Same Store operating expenses	(19)	2,407	(2,426)	N/M
Total operating expenses	50,043	51,223	(1,180)	-2.3%

Operating income
Same Store
Miscellaneous income	286	174	112	N/M
Non-Same Store
Miscellaneous income	—	3	(3)	N/M
Total operating income	286	177	109	61.6%

NOI
Same Store	75,773	77,660	(1,887)	-2.4%
Non-Same Store	23	2,298	(2,275)	N/M
Total NOI	$75,796	$79,958	$(4,162)	-5.2%

(1)
For the six months ended June 30, 2025 and 2024, excludes approximately $(1,449,000) and $263,000, respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)
For the six months ended June 30, 2025 and 2024, excludes approximately $1,626,000 and $2,064,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.
(4)
For the six months ended June 30, 2025 and 2024, excludes approximately $2,000 and $1,000, respectively, of casualty-related expenses.
(5)
For the six months ended June 30, 2025 and 2024, excludes approximately $32,000 and $252,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2025 and 2024.”

Same Store Results of Operations for the Six Months Ended June 30, 2025 and 2024

As of June 30, 2025, our Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,500. As of June 30, 2024, our Same Store properties were approximately 94.1% leased with a weighted average monthly effective rent per occupied apartment unit of $1,520. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

Revenues

Rental income. Rental income was $122.7 million for the six months ended June 30, 2025 compared to $123.5 million for the six months ended June 30, 2024, which was a decrease of approximately $0.8 million, or 0.7%. The decrease in rental income between the periods was primarily attributable to a decrease in weighted average occupancy for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Other income. Other income was $2.9 million for the six months ended June 30, 2025 compared to $2.8 million for the six months ended June 30, 2024, which was an increase of approximately $0.1 million, or 3.9%. The majority of the increase is related to a $0.1 million increase in interest income.

Expenses

Property operating expenses. Property operating expenses were $26.4 million for the six months ended June 30, 2025 compared to $25.9 million for the six months ended June 30, 2024, which was an increase of approximately $0.5 million, or 2.3%. The majority of the increase is related to an increase of approximately $0.4 million in repairs and maintenance.

Real estate taxes and insurance. Real estate taxes and insurance costs were $17.5 million for the six months ended June 30, 2025 compared to $16.8 million for the six months ended June 30, 2024, which was an increase of approximately $0.7 million. The majority of the increase is related to an increase in real estate taxes of $0.7 million.

Property management fees. Property management fees were $3.6 million for the six months ended June 30, 2025 compared to $3.7 million for the six months ended June 30, 2024, which was a decrease of approximately $0.1 million. The majority of the decrease is related to a $0.1 million, or 0.7%, decrease in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $2.5 million for the six months ended June 30, 2025 compared to $2.5 million for the six months ended June 30, 2024, which was flat.

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

Core FFO makes certain adjustments to FFO, not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, gain (loss) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities. Starting in the third quarter of 2024, the Company adjusted Core FFO to remove (1) the amortization of all deferred financing costs instead of those solely related to short-term debt financing and (2) mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes. Prior periods have been recast to conform to the current presentation.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts Core FFO to remove items such as equity-based compensation expense, and the related noncontrolling interests (as described above) related to these items. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024	% Change
Net income (loss)		$(7,061)	$10,638	$(13,985)	$37,040	N/M
Depreciation and amortization		24,059	24,442	48,409	48,765	-0.7%
Gain on sales of real estate	(1)	—	(18,686)	—	(50,395)	N/M
Adjustment for noncontrolling interests		(67)	(64)	(136)	(139)	-2.2%
FFO attributable to common stockholders		16,931	16,330	34,288	35,271	-2.8%

FFO per share - basic		$0.67	$0.64	$1.35	$1.38	-2.2%
FFO per share - diluted		$0.67	$0.62	$1.34	$1.34	0.0%

Loss on extinguishment of debt and modification costs		—	255	—	801	N/M
Casualty-related expenses/(recoveries)		(792)	232	(1,448)	267	N/M
Casualty loss		5	737	168	538	N/M
Amortization of deferred financing costs		1,628	702	3,272	1,419	N/M
Mark-to-market adjustments of interest rate caps		187	(116)	778	(742)	N/M
Adjustment for noncontrolling interests		(4)	(7)	(11)	(9)	22.2%
Core FFO attributable to common stockholders		17,955	18,133	37,047	37,545	-1.3%

Core FFO per share - basic		$0.71	$0.71	$1.46	$1.46	0.0%
Core FFO per share - diluted		$0.71	$0.69	$1.45	$1.43	1.4%

Equity-based compensation expense		2,335	2,684	4,810	5,231	-8.0%
Adjustment for noncontrolling interests		(9)	(11)	(19)	(21)	-9.5%
AFFO attributable to common stockholders		20,281	20,806	41,838	42,755	-2.1%

AFFO per share - basic		$0.80	$0.81	$1.65	$1.67	-1.2%
AFFO per share - diluted		$0.80	$0.79	$1.64	$1.62	1.2%

Weighted average common shares outstanding - basic		25,384	25,540	25,416	25,630	-0.8%
Weighted average common shares outstanding - diluted	(2)	25,404	26,309	25,540	26,331	-3.0%

Dividends declared per common share		$0.51	$0.46	$1.02	$0.92	10.3%

Net income (loss) Coverage - diluted	(3)	-0.55x	0.87x	-0.54x	1.51x	N/M
FFO Coverage - diluted	(3)	1.31x	1.34x	1.31x	1.45x	-9.3%
Core FFO Coverage - diluted	(3)	1.39x	1.49x	1.42x	1.55x	-8.1%
AFFO Coverage - diluted	(3)	1.57x	1.71x	1.61x	1.75x	-8.2%

(1)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(2)
Indicates coverage ratio of net income (loss)/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended June 30, 2025 as compared to the three months ended June 30, 2024

FFO was $16.9 million for the three months ended June 30, 2025 compared to $16.3 million for the three months ended June 30, 2024, which was an increase of approximately $0.6 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $1.1 million, offset by decreases in property operating expenses and property general and administrative expenses of $1.3 million and $0.6 million, respectively.

Core FFO was $18.0 million for the three months ended June 30, 2025 compared to $18.1 million for the three months ended June 30, 2024, which was a decrease of $0.1 million. The change in Core FFO was attributable to an increase in FFO and a decrease in casualty-related expenses of $1.0 million offset by an increase in mark-to-market adjustments related to interest rate caps and amortization of deferred financing costs of $0.3 million and $0.9 million, respectively.

AFFO was $20.3 million for the three months ended June 30, 2025 compared to $20.8 million for the three months ended June 30, 2024, which was a decrease of $0.5 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and a decrease in equity based compensation expense of $0.3 million.

The six months ended June 30, 2025 as compared to the six months ended June 30, 2024

FFO was $34.3 million for the six months ended June 30, 2025 compared to $35.3 million for the six months ended June 30, 2024, which was a decrease of approximately $1.0 million. The change in our FFO between the periods primarily relates to a decrease in total revenues of $5.5 million, offset by a decrease in interest expense and property operating expenses of $1.2 million and $3.6 million, respectively.

Core FFO was $37.0 million for the six months ended June 30, 2025 compared to $37.5 million for the six months ended June 30, 2024, which was a decrease of approximately $0.5 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO and an increase in casualty-related recoveries of $1.7 million, partially offset by an increase in amortization of deferred financing costs of $1.9 million.

AFFO was $41.8 million for the six months ended June 30, 2025 compared to $42.8 million for the six months ended June 30, 2024, which was a decrease of approximately $1.0 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and a decrease of equity-based compensation expense of $0.4 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Credit Facility. As of June 30, 2025, we had approximately $3.3 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2025.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$48,202	$39,346
Net cash provided by (used in) investing activities	(18,689)	124,529
Net cash used in financing activities	(35,426)	(154,507)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,913)	9,368
Cash, cash equivalents and restricted cash, beginning of period	53,917	45,279
Cash, cash equivalents and restricted cash, end of period	$48,004	$54,647

Cash flows from operating activities. During the six months ended June 30, 2025, net cash provided by operating activities was $48.2 million compared to net cash provided by operating activities of $39.3 million for the six months ended June 30, 2024. The change in cash flows from operating activities was mainly due to an increase in real estate taxes payable of $6.5 million.

Cash flows from investing activities. During the six months ended June 30, 2025, net cash used in investing activities was $18.7 million compared to net cash provided by investing activities of $124.5 million for the six months ended June 30, 2024. The change in cash flows from investing activities was mainly due to no dispositions during the six months ended June 30, 2025 compared to two dispositions for the six months ended June 30, 2024.

Cash flows from financing activities. During the six months ended June 30, 2025, net cash used in financing activities was $35.4 million compared to net cash used in financing activities of $154.5 million for the six months ended June 30, 2024. The change in cash flows from financing activities was mainly due to a net decrease in mortgage payments and credit facilities payments of $112.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Real Estate Investments Statistics

As of June 30, 2025, the Company was invested in a total of 35 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Arbors on Forest Ridge	155	210	1/31/2014	$1,159	$1,121	95.7%	98.6%
Cutter's Point	198	196	1/31/2014	1,409	1,370	94.9%	98.5%
The Summit at Sabal Park	205	252	8/20/2014	1,353	1,370	95.2%	94.4%
Courtney Cove	225	324	8/20/2014	1,306	1,249	93.5%	92.9%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,658	1,671	95.8%	94.0%
Cornerstone	318	430	1/15/2015	1,429	1,435	93.0%	94.4%
The Preserve at Terrell Mill	692	752	2/6/2015	1,285	1,282	93.2%	94.3%
Versailles	301	388	2/26/2015	1,122	1,130	92.0%	96.1%
Seasons 704 Apartments	217	222	4/15/2015	1,814	1,818	95.5%	95.0%
Madera Point	193	256	8/5/2015	1,293	1,311	96.1%	93.8%
Venue at 8651	289	333	10/30/2015	1,163	1,160	93.7%	95.5%
Parc500	266	217	7/27/2016	1,936	1,879	93.5%	96.3%
The Venue on Camelback	256	415	10/11/2016	970	981	93.7%	92.8%
Rockledge Apartments	802	708	6/30/2017	1,494	1,488	93.5%	94.3%
Atera Apartments	334	380	10/25/2017	1,494	1,487	91.3%	95.0%
Versailles II	199	242	9/26/2018	1,071	1,064	93.4%	96.7%
Brandywine I & II	414	632	9/26/2018	1,188	1,204	95.3%	94.6%
Bella Vista	243	248	1/28/2019	1,706	1,712	96.4%	89.9%
The Enclave	194	204	1/28/2019	1,757	1,782	92.6%	93.6%
The Heritage	199	204	1/28/2019	1,688	1,676	96.1%	94.6%
Summers Landing	139	196	6/7/2019	1,202	1,198	94.4%	95.4%
Residences at Glenview Reserve	344	360	7/17/2019	1,239	1,248	94.2%	95.3%
Residences at West Place	345	342	7/17/2019	1,582	1,586	95.3%	95.0%
Avant at Pembroke Pines	1,442	1,520	8/30/2019	2,218	2,199	95.7%	95.3%
Arbors of Brentwood	325	346	9/10/2019	1,431	1,458	97.1%	93.1%
Torreyana Apartments	309	316	11/22/2019	1,473	1,444	96.2%	95.9%
Bloom	498	528	11/22/2019	1,300	1,276	95.1%	94.7%
Bella Solara	271	320	11/22/2019	1,332	1,328	93.8%	93.1%
Fairways at San Marcos	340	352	11/2/2020	1,592	1,574	93.5%	95.7%
The Verandas at Lake Norman	241	264	6/30/2021	1,352	1,343	93.9%	98.1%
Creekside at Matthews	263	240	6/30/2021	1,428	1,423	96.7%	95.8%
Six Forks Station	360	323	9/10/2021	1,356	1,359	90.4%	93.2%
High House at Cary	293	302	12/7/2021	1,463	1,498	94.0%	92.1%
The Adair	328	232	4/1/2022	1,933	1,995	96.6%	91.4%
Estates on Maryland	324	330	4/1/2022	1,403	1,430	94.5%	95.5%
	11,893	12,984

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2025 and December 31, 2024, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2025 and December 31, 2024, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of June 30, 2025 and December 31, 2024, divided by the total number of units, expressed as a percentage.
(3)
Includes 38 down units due to casualty events as of June 30, 2025 (see Note 3).

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of June 30, 2025, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 5.38% and an adjusted weighted average interest rate of 3.51%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.36% Adjusted SOFR on our combined $0.9 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $0.9 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2025, interest rate swap agreements effectively covered 62% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2025, the Company had interest rate cap agreements with a notional value of $1.5 billion outstanding.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For the Company's interest rate swaps that were entered into before the transition, the reference transitioned from one-month LIBOR to Adjusted SOFR.

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

Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On October 24, 2022, the Company exercised its option to extend the Corporate Credit Facility with respect to the revolving commitments for a single one-year term resulting in a maturity date of June 30, 2025. On February, 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of June 30, 2025 and December 31, 2024, the Company had $0.0 million outstanding on the Corporate Credit Facility and $0.0 million and $350.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, though the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility.

The Credit Facility is guaranteed by the Company and the obligations under the Credit Facility are, subject to some exceptions, secured by a security interest in the proceeds of all equity offerings and other capital events by the Company, the OP or their subsidiaries and an equity pledge of each subsidiary of the OP that owns an interest in a mortgaged property.

Advances under the Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either (i) the daily SOFR plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, (ii) the term SOFR for the interest period plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, or (iii) a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5%, or (c) the one month term SOFR plus 1.0%, plus a margin of 0.50% to 1.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter.

A commitment fee at a rate of 0.20% or 0.30%, depending on the average daily revolving commitment utilization percentage for the calendar quarter, applies to unutilized borrowing capacity under the Credit Facility.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank, one with JPMorgan and one with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $0.9 billion. As of June 30, 2025, the interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to $0.9 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR, other than for the JPMorgan swap which is based on SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
March 4, 2020	June 1, 2026	Truist	100,000	0.820%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
April 3, 2025	April 1, 2030	JPMorgan	100,000	3.489%
			$917,500	1.361%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR and SOFR. As of June 30, 2025, Adjusted SOFR and SOFR were 4.44% and 4.32%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2025 for the next five calendar years subsequent to June 30, 2025. We used Adjusted SOFR as of June 30, 2025 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,503,242	$—	$—	$—	$33,817	$—	$1,469,425
Interest expense	(1)	397,909	26,601	49,030	62,449	64,854	66,115	128,860
Total		$1,901,151	$26,601	$49,030	$62,449	$98,671	$66,115	$1,598,285

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2025, we had entered into eight interest rate swap transactions with a combined notional amount of $0.9 billion. We have allocated the total impact of expected settlements on the $0.9 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR and SOFR as of June 30, 2025 to determine our expected settlements through the terms of the interest rate swaps.

Corporate Credit Facility

The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments.

Credit Facility

On July 11, 2025, the Company, though the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility.

The Credit Facility is guaranteed by the Company and the obligations under the Credit Facility are, subject to some exceptions, secured by a security interest in the proceeds of all equity offerings and other capital events by the Company, the OP or their subsidiaries and an equity pledge of each subsidiary of the OP that owns an interest in a mortgaged property.

Advances under the Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either (i) the daily SOFR plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, (ii) the term SOFR for the interest period plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, or (iii) a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5%, or (c) the one month term SOFR plus 1.0%, plus a margin of 0.50% to 1.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter.

A commitment fee at a rate of 0.20% or 0.30%, depending on the average daily revolving commitment utilization percentage for the calendar quarter, applies to unutilized borrowing capacity under the Credit Facility.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended June 30, 2025 and 2024, the Company incurred advisory and administrative fees of $1.7 million and $1.7 million, respectively. For the six months ended June 30, 2025 and 2024, advisory and administrative fees were $3.4 million and $3.5 million, respectively.

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

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of June 30, 2025, we had approximately $3.3 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2025 and 2024 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rehab Expenditures		2025	2024	2025	2024
Interior	(1)	$1,329	$1,063	$1,981	$2,794
Exterior and common area		91	889	149	1,363
Total rehab expenditures		$1,420	$1,952	$2,130	$4,157

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the six months ended June 30, 2025 and 2024, we completed full and partial interior rehabs on 765 and 240 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2025 and 2024.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2025 of $0.51 per share on April 28, 2025 which was paid on June 30, 2025 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2025 and 2024. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of June 30, 2025, we had total indebtedness of $1.5 billion at a weighted average interest rate of 5.38%, of which $1.5 billion was debt with a floating interest rate. As of June 30, 2025, interest rate swap agreements effectively covered 62% of our $1.5 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.36% for the floating interest rate on the $0.9 billion notional amount of interest rate swap agreements that we have entered into as of June 30, 2025, which effectively fix the interest rate on $0.9 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2025, the interest rate cap agreements we have entered into effectively cap SOFR on our floating rate mortgage debt at a weighted average rate of 7.43% for the term of the agreements, which is generally three to four years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and floating rates for our indebtedness.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with the Counterparties with a combined notional amount of $0.9 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to that amount with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR or SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of June 30, 2025, of the amounts illustrated in the table below for our indebtedness as of June 30, 2025 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,380
0.50%	2,760
0.75%	4,140
1.00%	5,520

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our 2024 Annual Report, filed with the SEC on February 26, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 24, 2024. On October 29, 2024, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026 (together with the prior authorizations, the "Share Repurchase Program"). This authorization replaced the Board’s prior share repurchase authorization. During the six months ended June 30, 2025, the Company repurchased 223,109 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $7.7 million, or $34.29 per share on average. Since the inception of the Share Repurchase Program through June 30, 2025, the Company had repurchased 3,212,415 shares of its common stock, par value $0.01 per share, at a total cost of approximately $94.6 million, or $29.44 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	2,989,306	$29.07	2,989,306	$85.5
April 1 – April 30	223,109	34.29	223,109	77.8
May 1 – May 31	—	—	—	77.8
June 1 – June 30	—	—	—	77.8
Total as of June 30, 2025	3,212,415	$29.44	3,212,415	$77.8

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	NexPoint Residential Trust, Inc. 2025 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025)

10.2*	Form of Restricted Stock Units Agreement (Employee) for award agreements entered into in 2025 and after

10.3*	Form of Restricted Stock Units Agreement (Director) for award agreements entered into in 2025 and after

10.4

Credit Agreement, by and among NexPoint Residential Trust Operating Partnership, L.P., as borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ James Dondero	President and Director	July 30, 2025
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	July 30, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)