Form 10-Q
period 2025-09-30
NexPoint Residential Trust, Inc.
filed 2025-10-29
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
(Zip Code)

(214) 276-6300

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NXRT	New York Stock Exchange; NYSE Texas, Inc.

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

As of October 29, 2025, the registrant had 25,364,470 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2025

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
•
potential reforms to or the privatization of the Federal Home Loan Mortgage Corporation;
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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$359,819	$359,819
Buildings and improvements	1,748,875	1,738,677
Construction in progress	8,030	1,267
Furniture, fixtures, and equipment	217,582	202,029
Total Gross Operating Real Estate Investments	2,334,306	2,301,792
Accumulated depreciation and amortization	(580,761)	(508,569)
Total Net Operating Real Estate Investments	1,753,545	1,793,223
Cash and cash equivalents	10,828	23,148
Restricted cash	39,284	30,769
Accounts receivable, net	11,244	12,337
Prepaid and other assets	7,521	6,102
Fair value of interest rate swaps	19,425	41,841
TOTAL ASSETS	$1,841,847	$1,907,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,467,970	$1,463,650
Accounts payable and other accrued liabilities	17,190	11,351
Accrued real estate taxes payable	17,145	4,260
Accrued interest payable	6,932	7,630
Security deposit liability	2,861	2,954
Prepaid rents	1,106	1,425
Fair value of interest rate swaps	614	—
Total Liabilities	1,513,818	1,491,270

Redeemable noncontrolling interests in the OP	5,084	5,782

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,364,470 and 25,403,537 shares issued and outstanding, respectively	254	254
Additional paid-in capital	404,115	407,429
Accumulated earnings less dividends	(99,276)	(38,030)
Accumulated other comprehensive income	17,852	40,715
Total Stockholders' Equity	322,945	410,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,841,847	$1,907,420

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$60,899	$62,311	$183,569	$190,292
Other income	1,930	1,784	5,625	5,618
Total revenues	62,829	64,095	189,194	195,910
Expenses
Property operating expenses	13,366	15,705	38,363	43,249
Real estate taxes and insurance	7,325	8,117	24,812	25,617
Property management fees (1)	1,785	1,843	5,411	5,673
Advisory and administrative fees (2)	1,755	1,702	5,176	5,179
Corporate general and administrative expenses	4,839	4,835	13,795	14,524
Property general and administrative expenses	2,557	1,706	6,700	6,638
Depreciation and amortization	23,783	24,608	72,192	73,373
Total expenses	55,410	58,516	166,449	174,253
Operating income before gain on sales of real estate	7,419	5,579	22,745	21,657
Gain on sales of real estate (3)	—	—	—	50,395
Operating income	7,419	5,579	22,745	72,052
Interest expense	(15,459)	(14,594)	(45,002)	(42,956)
Loss on extinguishment of debt and modification costs	—	—	—	(801)
Casualty gain (loss)	5	—	(163)	(538)
Equity in earnings of affiliate	69	53	183	144
Miscellaneous income	145	74	431	251
Net income (loss)	(7,821)	(8,888)	(21,806)	28,152
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(31)	(35)	(86)	111
Net income (loss) attributable to common stockholders	$(7,790)	$(8,853)	$(21,720)	$28,041
Other comprehensive loss
Unrealized losses on interest rate derivatives	(6,339)	(25,304)	(22,953)	(30,109)
Total comprehensive loss	(14,160)	(34,192)	(44,759)	(1,957)
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(56)	(135)	(176)	(8)
Comprehensive loss attributable to common stockholders	$(14,104)	$(34,057)	$(44,583)	$(1,949)

Weighted average common shares outstanding - basic	25,364	25,404	25,398	25,554
Weighted average common shares outstanding - diluted	25,364	25,404	25,398	26,274

Earnings (loss) per share - basic	$(0.31)	$(0.35)	$(0.86)	$1.10
Earnings (loss) per share - diluted	$(0.31)	$(0.35)	$(0.86)	$1.07

(1)
Fees incurred to an affiliate of the noncontrolling limited partner of the Company’s OP (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).
(3)
$31.5 million with a related party for the nine months ended September 30, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, June 30, 2025	—	$—	$25,364,470	$254	$401,622	$(78,152)	$24,166	$—	$347,890
Net loss attributable to common stockholders	—	—	—	—	—	(7,790)	—	—	(7,790)
Vesting of stock-based compensation	—	—	—	—	2,493	—	—	—	2,493
Common stock dividends declared ($0.51 per share)	—	—	—	—	—	(13,306)	—	—	(13,306)
Other comprehensive loss	—	—	—	—	—	—	(6,314)	—	(6,314)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(28)	—	—	(28)
Balances, September 30, 2025	—	$—	25,364,470	$254	$404,115	$(99,276)	$17,852	$—	$322,945

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Nine Months ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2024	—	$—	$25,403,537	$254	$407,429	$(38,030)	$40,715	$—	$410,368
Net loss attributable to common stockholders	—	—	—	—	—	(21,720)	—	—	(21,720)
Vesting of stock-based compensation	—	—	184,042	2	4,341	—	—	—	4,343
Repurchases of common stock	—	—	—	—	—	—	—	(7,657)	(7,657)
Retirement of common stock held in treasury	—	—	(223,109)	(2)	(7,655)	—	—	7,657	—
Common stock dividends declared ($1.53 per share)	—	—	—	—	—	(39,892)	—	—	(39,892)
Other comprehensive loss	—	—	—	—	—	—	(22,863)	—	(22,863)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	366	—	—	366
Balances, September 30, 2025	—	$—	25,364,470	$254	$404,115	$(99,276)	$17,852	$—	$322,945

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, June 30, 2024	—	$—	25,403,537	$254	$402,117	$23,695	$65,079	$—	$491,145
Net loss attributable to common stockholders	—	—	—	—	—	(8,853)	—	—	(8,853)
Vesting of stock-based compensation	—	—	—	—	2,670	—	—	—	2,670
Common stock dividends declared ($0.46 per share)	—	—	—	—	—	(12,098)	—	—	(12,098)
Other comprehensive loss	—	—	—	—	—	—	(25,204)	—	(25,204)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(512)	—	—	(512)
Balances, September 30, 2024	—	$—	25,403,537	$254	$404,787	$2,232	$39,875	$—	$447,148

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Nine Months ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2023	—	$—	25,674,313	$256	$413,010	$11,493	$69,865	$—	$494,624
Net income attributable to common stockholders	—	—	—	—	—	28,041	—	—	28,041
Vesting of stock-based compensation	—	—	167,902	2	6,346	—	—	—	6,348
Repurchases of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury	—	—	(438,678)	(4)	(14,569)	—	—	14,573	—
Common stock dividends declared ($1.39 per share)	—	—	—	—	—	(36,449)	—	—	(36,449)
Other comprehensive loss	—	—	—	—	—	—	(29,990)	—	(29,990)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(853)	—	—	(853)
Balances, September 30, 2024	—	$—	25,403,537	$254	$404,787	$2,232	$39,875	$—	$447,148

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(21,806)	$28,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sales of real estate (1)	—	(50,395)
Depreciation and amortization	72,192	73,373
Amortization/write-off of deferred financing costs and debt prepayment penalties	4,697	2,852
Change in fair value on derivative instruments included in interest expense	(21,780)	(38,290)
Net cash received on derivative settlements	24,279	41,613
Amortization/write-off of fair value adjustment of assumed debt	(79)	(79)
Provision for bad debts, net	1,118	3,114
Vesting of stock-based compensation	7,337	7,901
Insurance proceeds received for business interruption	553	793
Equity in earnings of affiliate	(183)	(144)
Casualty (gains) loss	(1,981)	1,173
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(902)	(3,052)
Prepaid and other assets	(482)	(3,816)
Operating liabilities	1,649	(4,974)
Real estate taxes payable	12,885	8,923
Net cash provided by operating activities	77,497	67,144

Cash flows from investing activities
Net proceeds from sales of real estate	—	141,608
Self-insurance paid for casualty loss	—	(179)
Insurance proceeds received from casualty losses	1,070	1,606
Additions to real estate investments	(31,681)	(28,367)
Net cash provided by (used in) investing activities	(30,611)	114,668

Cash flows from financing activities
Mortgage payments	—	(88,370)
Credit facilities payments	—	(24,000)
Deferred financing costs paid	(2,277)	—
Interest rate cap fees paid	—	(706)
Prepayment penalties on extinguished debt	—	(729)
Payments for taxes related to net share settlement of stock-based compensation	—	(1,510)
Distributions to redeemable noncontrolling interests in the OP	(156)	(144)
Cash settlement of stock-based compensation	(519)	—
Repurchase of common stock	(7,657)	(14,573)
Dividends paid to common stockholders	(40,082)	(36,341)
Net cash used in financing activities	(50,691)	(166,373)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,805)	15,439
Cash, cash equivalents and restricted cash, beginning of period	53,917	45,279
Cash, cash equivalents and restricted cash, end of period	$50,112	$60,718

(1)
$31.5 million with a related party for the nine months ended September 30, 2024 (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$62,862	$80,041
Supplemental Disclosure of Noncash Activities
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	366	(853)
Capitalized construction costs included in accounts payable and other accrued liabilities	3,857	3,482
Change in fair value on derivative instruments designated as hedges	(22,953)	(30,109)
Decrease in dividends payable upon vesting of restricted stock units	(190)	108
Write-off of assets due to casualty losses	—	1,140
Write-off of deferred financing costs	—	71

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (the “TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2025, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of September 30, 2025, the Company had not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net mortgage payables associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2025 and December 31, 2024, there were no properties classified as held for sale.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU-2023-09”), which introduces enhancements to income tax disclosures. The key enhancements affect expanded rate reconciliation requirements, disclosure of income taxes paid, and disclosures on tax position/carryforwards. The Company is currently evaluating the impact of adopting the amendments on its disclosures.

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the nine months ended September 30, 2025 and 2024.

Dispositions

There were no dispositions of real estate during the nine months ended September 30, 2025.

The Company sold two properties during the nine months ended September 30, 2024, as detailed in the table below (in thousands):

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

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP owns 100% of the ownership interest in and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of September 30, 2025 and December 31, 2024, the Company had approximately $0.1 million and $0.3 million accrued for case reserves, respectively, which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the nine months ended September 30, 2025 and 2024. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive loss in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive loss. Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets. As of September 30, 2025 there are 38 downed units across various properties due to casualty events.

During the three and nine months ended September 30, 2025, the Company recognized $0.0 million and $0.2 million in casualty losses, respectively, and $0.1 million and $0.4 million in business interruption proceeds on the consolidated statement of operations and comprehensive loss, due to casualty events, respectively.

During the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $0.5 million in casualty losses, respectively, and $0.1 million and $0.3 million in business interruption proceeds on the consolidated statement of operations and comprehensive loss, due to casualty events, respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2025 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817		4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977		5.40%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185		5.40%	10/1/2031
Bella Vista	Floating	84	37,400		5.40%	10/1/2031
Brandywine I & II	Floating	84	59,526		5.40%	10/1/2031
Cornerstone	Floating	84	45,815		5.40%	10/1/2031
Estates on Maryland	Floating	84	37,345		5.40%	10/1/2031
High House at Cary	Floating	84	32,478		5.40%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271		5.40%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220		5.40%	10/1/2031
Six Forks Station	Floating	84	30,430		5.40%	10/1/2031
Summers Landing	Floating	84	14,135		5.40%	10/1/2031
The Adair	Floating	84	33,229		5.40%	10/1/2031
The Enclave	Floating	84	33,440		5.40%	10/1/2031
The Heritage	Floating	84	29,810		5.40%	10/1/2031
The Venue on Camelback	Floating	84	36,465		5.40%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113		5.40%	10/1/2031
Versailles II	Floating	84	15,706		5.40%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307		5.40%	12/1/2031
Atera Apartments	Floating	84	38,555		5.40%	12/1/2031
Bella Solara	Floating	84	37,772		5.40%	12/1/2031
Bloom	Floating	84	60,848		5.40%	12/1/2031
Courtney Cove	Floating	84	31,596		5.40%	12/1/2031
Creekside at Matthews	Floating	84	28,703		5.40%	12/1/2031
Cutter's Point	Floating	84	18,994		5.40%	12/1/2031
Fairways at San Marcos	Floating	84	55,056		5.40%	12/1/2031
Madera Point	Floating	84	29,676		5.40%	12/1/2031
Parc500	Floating	84	30,012		5.40%	12/1/2031
Rockledge Apartments	Floating	84	78,444		5.40%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960		5.40%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341		5.40%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735		5.40%	12/1/2031
Torreyana Apartments	Floating	84	43,153		5.40%	12/1/2031
Venue at 8651	Floating	84	24,620		5.40%	12/1/2031
Versailles	Floating	84	26,108		5.40%	12/1/2031
			$1,503,242
Fair market value adjustment			318	(2)
Deferred financing costs, net of accumulated amortization of $5,512			(35,590)
			$1,467,970

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of September 30, 2025, SOFR was 4.31%.
(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 5.37% as of September 30, 2025 and 5.56% as of December 31, 2024. As of September 30, 2025, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.50% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company includes the weighted average fixed rate of 1.36% for its combined $0.9 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $917.5 million of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2025 and December 31, 2024, the Company believes it is in compliance with all provisions.

Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of September 30, 2025 and December 31, 2024, the Company had $0.0 million outstanding on the Corporate Credit Facility and $0.0 million and $350.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, though the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. As of September 30, 2025, the Company had $198.0 million available for borrowing under the Credit Facility, $0.0 million drawn under the Credit Facility and a $2.0 million letter of credit outstanding.

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

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. As of September 30, 2025, the Company had $2.3 million of deferred financing costs and $0.2 million of accumulated amortization related to the Corporate Credit Facility classified in prepaid and other assets on the consolidated balance sheet. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). During the three and nine months ended September 30, 2025, amortization of deferred financing costs of approximately $1.7 million and $4.9 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024, amortization of deferred financing costs of approximately $0.6 million and $2.1 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss.

Loss on Extinguishment of Debt and Modification Costs

Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. During the three and nine months ended September 30, 2025, the Company recognized losses on extinguishment of debt of $0.0 million and $0.0 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized losses on extinguishment of debt of $0.0 million and $0.8 million, respectively.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2025 are as follows (in thousands):

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

As of September 30, 2025, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR other than for the JPMorgan swap which is based on SOFR. As of September 30, 2025, Adjusted SOFR and SOFR were 4.43% and 4.31%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of September 30, 2025, the Company had the following interest rate swap that was designated as a cash flow hedge of interest rate risk with a future effective date (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.798%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of September 30, 2025, Adjusted SOFR was 4.43%.

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

As of September 30, 2025, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

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

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$19,425	$41,841	$614	$—
Interest rate caps	Prepaid and other assets	—	156	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	42	1,073	—	—
Total		$19,467	$43,070	$614	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2025	2024	OCI into income	2025	2024
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate swaps	$883	$(13,017)	Interest expense	$7,223	$12,113
Interest rate caps	$1	$—	Interest expense	$—	$174
For the nine months ended September 30,
Interest rate swaps	$(261)	$7,712	Interest expense	$22,769	$37,647
Interest rate caps	$247	$—	Interest expense	$170	$174

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2025	2024
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate caps	Interest expense	$(157)	$273
For the nine months ended September 30,
Interest rate caps	Interest expense	$(935)	$(469)

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

Financial Instruments Not Carried at Fair Value

As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

These financial instruments utilize Level 2 inputs. The table below presents the outstanding principal balance and estimated fair values of our debt as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Fixed rate debt	$33,817	$33,005	$33,817	$32,073
Floating rate debt	$1,469,425	$1,431,679	$1,469,425	$1,396,265

6. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2025 and 2024, the Company issued 184,042 and 167,902 shares of common stock, respectively, pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of September 30, 2025 and December 31, 2024, the Company had 25,364,470 and 25,403,537 shares of common stock, par value $0.01 per share, respectively, issued and outstanding.

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

During the three and nine months ended September 30, 2025, the Company repurchased 0 and 223,109 shares of its common stock at a total cost of approximately $7.7 million, or $34.29 per share on average. During the three and nine months ended September 30, 2024, the Company repurchased 0 and 438,678 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $14.6 million, or $33.19 per share on average. Since the inception of the Share Repurchase Program through September 30, 2025, the Company had repurchased 3,212,415 shares of its common stock, par value $0.01 per share, at a total cost of approximately $94.6 million, or $29.44 per share on average.

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

As of September 30, 2025, the Company had granted 2,096,095 and 314,297 restricted stock units under the 2016 LTIP and 2025 LTIP, respectively. The following table includes the number of restricted stock units granted to its directors, officers, employees and certain key employees of the Adviser under the 2016 LTIP and 2025 LTIP:

	Summary of Grants
	February	March	May	Total
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
2025	—	—	314,297	314,297
Total	347,182	616,184	314,297	1,277,663

As of September 30, 2025 and December 31, 2024, the Company had 483,525 and 754,329, respectively, unvested restricted stock units outstanding under the 2016 LTIP. As of September 30, 2025, the Company had 307,868 unvested restricted stock units outstanding under the 2025 LTIP.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	754,329		$40.51
Granted	314,297		34.02
Vested	(258,531)	(1)	41.94
Forfeited	(18,702)		36.50
Outstanding September 30,	791,393		$37.54

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued and 19,200 restricted stock units were cash settled resulting in 184,042 shares being issued as shown on the consolidated statement of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP and 2025 LTIP for the next five calendar years subsequent to September 30, 2025:

	Shares Vesting
	February	March	May	Total
2026	62,530	110,464	78,039	251,033
2027	82,861	110,464	—	193,325
2028	57,460	110,459	—	167,919
2029	114,909	64,207	—	179,116
Total	317,760	395,594	78,039	791,393

As of September 30, 2025 and December 31, 2024, the Company had issued 1,334,148 and 1,150,106 shares of common stock under the 2016 LTIP, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized approximately $2.5 million and $2.7 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the nine months ended September 30, 2025 and 2024, the Company recognized approximately $7.3 million and $7.9 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of September 30, 2025 and December 31, 2024, the Company had recognized a liability of approximately $2.4 million and $2.6 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of September 30, 2025 and December 31, 2024, the Company had total unrecognized compensation expense on restricted stock units of approximately $24.5 million and $21.9 million over a weighted average vesting period of 1.8 and 1.6 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company could enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the 2020 ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. During the nine months ended September 30, 2025 and 2024, no shares were issued under the 2020 ATM Program. The following table contains summary information of the 2020 ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Numerator for earnings (loss) per share:
Net income (loss)		$(7,821)	$(8,888)	$(21,806)	$28,152
Net income (loss) attributable to redeemable noncontrolling interests in the OP		(31)	(35)	(86)	111
Net income (loss) attributable to common stockholders		$(7,790)	$(8,853)	$(21,720)	$28,041

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,364	25,404	25,398	25,554
Denominator for basic earnings (loss) per share		25,364	25,404	25,398	25,554
Weighted average unvested restricted stock units		6	757	147	720
Denominator for diluted earnings (loss) per share	(1)	25,364	25,404	25,398	26,274

Earnings (loss) per weighted average common share:
Basic		$(0.31)	$(0.35)	$(0.86)	$1.10
Diluted		$(0.31)	$(0.35)	$(0.86)	$1.07

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2025 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2024	$5,782
Net loss attributable to redeemable noncontrolling interests in the OP	(86)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(90)
Distributions to redeemable noncontrolling interests in the OP	(156)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(366)
Redeemable noncontrolling interests in the OP, September 30, 2025	$5,084

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Fees incurred
Property management fees	(1)	$1,778	$1,835	$5,389	$5,642
Construction supervision fees	(2)	328	282	711	711
Design fees	(2)	2	6	2	18
Acquisition fees	(3)	—	—	—	(1)

Reimbursements
Payroll and benefits	(4)	4,355	4,608	13,483	14,207
Other reimbursements	(5)	517	783	1,912	2,665

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

9. Related Party Transactions

Advisory and Administrative Fee

In accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee (the "Advisory Fee") equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by the Company’s Adviser under the terms of the Advisory Agreement include, but are not limited to: providing daily management for the Company, selecting and working with third party service providers, managing the Company’s properties or overseeing the third party property manager, formulating an investment strategy for the Company and selecting suitable properties and investments, managing the Company’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the value-add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The Advisory Fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the advisory fee in shares of common stock, subject to certain limitations.

In accordance with the Advisory Agreement, the Company also pays the Adviser an administrative fee (the “Administrative Fee” and together with the Advisory Fee, the “Fees”) equal to 0.20% of the Average Real Estate Assets. The Administrative Fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the Administrative Fee in shares of common stock, subject to certain limitations.

The Fees paid to the Adviser on the Contributed Assets are subject to an annual cap of approximately $5.4 million (the “Contributed Assets Cap”). Contributed Assets refers to all Real Estate Assets contributed to the Company as part of its spin-off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to its spin-off. Advisory and administrative fees on New Assets are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap (see “Expense Cap” below). New Assets are all Real Estate Assets that are not Contributed Assets.

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for other advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and nine months ended September 30, 2025 and 2024, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for Operating Expenses and advisory and administrative fees payable to the Adviser will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets.

For the three months ended September 30, 2025 and 2024, the Company incurred advisory and administrative fees of $1.8 million and $1.7 million, respectively. For the three months ended September 30, 2025 and 2024, the Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.4 million and $5.3 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred advisory and administrative fees of $5.2 million and $5.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Adviser elected to voluntarily waive advisory and administrative fees of $16.0 million and $16.0 million, respectively. The advisory and administrative fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of September 30, 2025 and December 31, 2024, the Company had an investment of approximately $0.9 million and $0.7 million, respectively, in NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. During the three months ended September 30, 2025 and 2024, the Company included approximately $0.1 million and $0.1 million, respectively, of net income of NLMF Holdco, LLC in equity in earnings of affiliate. During the nine months ended September 30, 2025 and 2024, the Company included $0.2 million and $0.1 million, respectively, of net income of NLMF Holdco, LLC in equity in earnings of affiliate on the consolidated statement of operations and comprehensive loss. During the three months ended September 30, 2025 and 2024, the Company incurred expenses of $0.9 million and $0.6 million for fiber internet service, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred expenses of $2.3 million and $2.0 million for fiber internet service, respectively. Expenses incurred to NLMF Leaseco, LLC for fiber internet service are included in property operating expenses on the consolidated statement of operations and comprehensive loss.

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

The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Old Farm subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Old Farm subsidiary (including the property) as of March 1, 2024. Simultaneously with the sale, the Seller, NexBank Capital and the Old Farm subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its retained balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. Therefore, the $1.0 million retained cash balance as of the closing date was not deconsolidated along with the sale. During the nine months ended September 30, 2024, the Company recognized a gain on deconsolidation of $31.5 million which was recognized in gain on sales of real estate in the consolidated statement of operations and comprehensive loss.

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

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2025 and December 31, 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2025 and December 31, 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

As of September 30, 2025 and December 31, 2024, the Company had fully funded its 2024 Aggregate Amount due and zero remained in prepaid and other assets on the consolidated balance sheet. During the three and nine months ended September 30, 2025, the Company did not incur any self-insurance expenses which are normally included in property operating expenses on the consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company did not incur any self-insurance expenses.

11. Segment Reporting

We have one reportable segment: NXRT. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NXRT segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NXRT segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts, or deciding which investments to dispose. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NXRT as the one operating segment and the reportable segment. The Company’s chief operating decision maker is the chief investment officer.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the consolidated statements of operations and comprehensive loss.

12. Subsequent Events

Dividends Declared

On October 27, 2025, the Company’s Board approved a quarterly dividend of $0.53 per share, payable on December 31, 2025 to stockholders of record on December 15, 2025.

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

Overview

As of September 30, 2025, our Portfolio consisted of 35 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 12,984 units of apartment space that was approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,497. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2025, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 8 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 24, 2025 for a one-year term. The Adviser is wholly owned by the Sponsor.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2025 and 2024.

The macroeconomic environment remains challenging. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital. The U.S. government announced a comprehensive set of tariffs in the second quarter. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The U.S. government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. On June 30, 2025, the bankruptcy court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on October 3, 2025. As of the date of this filing, the bankruptcy court has requested briefing from the parties regarding whether the court continues to have jurisdiction over the Bankruptcy Trust Lawsuit given the assignment of claims from Highland to HMIT. Briefs on this matter are due on November 18, 2025.In addition, on February 8, 2023, UBS Securities LLC and UBS AG London (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state-law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Property management fees. Property management fees include fees paid to BH, our property manager, or other third party management companies for managing each property (see Note 8 to our consolidated financial statements). Property management fees are primarily based on a component of total revenue.

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

Casualty gain. Casualty gain include expenses resulting from damages from an unexpected and unusual event such as a natural disaster. Expenses can include additional payments on insurance premiums, impairment recognized on a property, and other abnormal expenses arising from the related event.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The three months ended September 30, 2025 as compared to the three months ended September 30, 2024

The following table sets forth a summary of our operating results for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Total revenues	$62,829	$64,095	$(1,266)
Total expenses	(55,410)	(58,516)	3,106
Operating income	7,419	5,579	1,840
Interest expense	(15,459)	(14,594)	(865)
Casualty gain	5	—	5
Equity in earnings of affiliate	69	53	16
Miscellaneous income	145	74	71
Net loss	(7,821)	(8,888)	1,067
Net loss attributable to redeemable noncontrolling interests in the OP	(31)	(35)	4
Net loss attributable to common stockholders	$(7,790)	$(8,853)	$1,063

The change in our net loss for the three months ended September 30, 2025 as compared to our net loss for the three months ended September 30, 2024 primarily relates to a decrease in total expenses of approximately $3.0 million offset by a decease in total revenues of $1.2 million and an increase in interest expense of $0.9 million.

Revenues

Rental income. Rental income was $60.9 million for the three months ended September 30, 2025 compared to $62.3 million for the three months ended September 30, 2024, which was a decrease of approximately $1.4 million. The decrease between the periods was primarily due to an increase in market rent of $5.9 million offset by a decrease in gain on lease and vacancy loss of $6.5 million and $0.8 million.

Other income. Other income was $1.9 million for the three months ended September 30, 2025 compared to $1.8 million for the three months ended September 30, 2024, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in interest income of $0.1 million.

Expenses

Property operating expenses. Property operating expenses were $13.4 million for the three months ended September 30, 2025 compared to $15.7 million for the three months ended September 30, 2024, which was a decrease of approximately $2.3 million. The decrease between the periods was primarily due to a decrease in casualty-related expenses of $1.4 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.3 million for the three months ended September 30, 2025 compared to $8.1 million for the three months ended September 30, 2024, which was a decrease of approximately $0.8 million. The decrease between the periods was primarily due to a decrease in property/liability insurance of $0.2 million and a decrease in taxes on real property of $0.3 million.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2025 compared to $1.8 million for the three months ended September 30, 2024 which was flat.

Advisory and administrative fees. Advisory and administrative fees were $1.8 million for the three months ended September 30, 2025 compared to $1.7 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.4 million and $5.3 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.8 million for the three months ended September 30, 2025 compared to $4.8 million for the three months ended September 30, 2024, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $2.6 million for the three months ended September 30, 2025 compared to $1.7 million for the three months ended September 30, 2024, which was an increase of $0.9 million. The increase between the periods was primarily due to an increase of $1.0 million in franchise tax expenses.

Depreciation and amortization. Depreciation and amortization costs were $23.8 million for the three months ended September 30, 2025 compared to $24.6 million for the three months ended September 30, 2024, which was a decrease of approximately $0.8 million, which was attributable to a decrease in our value-add activities over the prior periods.

Other Income and Expense

Interest expense. Interest expense was $15.5 million for the three months ended September 30, 2025 compared to $14.6 million for the three months ended September 30, 2024, which was an increase of approximately $0.9 million. The increase in interest expense between the periods is primarily attributable to increases in effective interest rate swap expense and amortization of deferred financing costs of $4.8 million and $1.0 million, respectively, offset by a decrease in interest on debt of approximately $5.1 million. The following table details the various costs included in interest expense for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Interest on debt	$20,868	$25,976	$(5,108)
Amortization of deferred financing costs	1,657	632	1,025
Interest rate swaps	(7,223)	(12,113)	4,890
Interest rate caps	—	(174)	174
Interest rate caps mark-to-market	157	273	(116)
Total	$15,459	$14,594	$865

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.1 million for the three months ended September 30, 2025 and 2024, respectively, which was flat.

The nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

The following table sets forth a summary of our operating results for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Total revenues	$189,194	$195,910	$(6,716)
Total expenses	(166,449)	(174,253)	7,804
Operating income before gain on sales of real estate	22,745	21,657	1,088
Gain on sales of real estate	—	50,395	(50,395)
Operating income	22,745	72,052	(49,307)
Interest expense	(45,002)	(42,956)	(2,046)
Casualty loss	(163)	(538)	375
Equity in earnings of affiliate	183	144	39
Miscellaneous income	431	251	180
Loss on extinguishment of debt and modification costs	—	(801)	801
Net income (loss)	(21,806)	28,152	(49,958)
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(86)	111	(197)
Net income (loss) attributable to common stockholders	$(21,720)	$28,041	$(49,761)

The change in our net loss for the nine months ended September 30, 2025 as compared to the net income for the nine months ended September 30, 2024 primarily relates to the decrease in gain on sales of real estate of $50.4 million.

Revenues

Rental income. Rental income was $183.6 million for the nine months ended September 30, 2025 compared to $190.3 million for the nine months ended September 30, 2024, which was a decrease of approximately $6.7 million. The decrease between the periods was primarily due to our disposition activity in 2024.

Other income. Other income was $5.6 million for the nine months ended September 30, 2025 compared to $5.6 million for the nine months ended September 30, 2024, which was flat.

Expenses

Property operating expenses. Property operating expenses were $38.4 million for the nine months ended September 30, 2025 compared to $43.2 million for the nine months ended September 30, 2024, which was a decrease of approximately $4.8 million. The decrease between the periods was primarily due to our disposition activity in 2024.

Real estate taxes and insurance. Real estate taxes and insurance costs were $24.8 million for the nine months ended September 30, 2025 compared to $25.6 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.8 million. The decrease between the periods was primarily due to a decrease in property/liability insurance costs of $0.5 million and a decrease in other insurance of $0.3 million.

Property management fees. Property management fees were $5.4 million for the nine months ended September 30, 2025 and $5.7 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.3 million.

Advisory and administrative fees. Advisory and administrative fees were $5.2 million for the nine months ended September 30, 2025 and $5.2 million for the nine months ended September 30, 2024 which was flat. For the nine months ended September 30, 2025 and 2024, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $16.0 million and $16.0 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive fees on New Assets in the future and may cease waiving fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $13.8 million for the nine months ended September 30, 2025 compared to $14.5 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.7 million. The decrease was primarily due to a decrease in stock compensation expense of $0.5 million.

Property general and administrative expenses. Property general and administrative expenses were $6.7 million for the nine months ended September 30, 2025 compared to $6.6 million for the nine months ended September 30, 2024, which was an increase of approximately $0.1 million. The increase was primarily due to an increase in marketing expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization expense was $72.2 million for the nine months ended September 30, 2025 compared to $73.4 million for the nine months ended September 30, 2024, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due to a decrease of $1.2 million in depreciation expense, which was primarily due to a decrease in our value-add activities over the prior periods.

Other Income and Expense

Interest expense. Interest expense was $45.0 million for the nine months ended September 30, 2025 compared to $43.0 million for the nine months ended September 30, 2024, which was an increase of approximately $2.0 million. The increase between the periods was primarily due to an increase in amortization of deferred financing costs of $14.9 million and $2.9 million offset by a decrease in interest on debt of $17.1 million, respectively. The following table details the various costs included in interest expense for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Interest on debt	$62,085	$79,195	$(17,110)
Amortization of deferred financing costs	4,929	2,051	2,878
Interest rate swaps	(22,777)	(37,647)	14,870
Interest rate caps	(170)	(174)	4
Interest rate caps mark-to-market	935	(469)	1,404
Total	$45,002	$42,956	$2,046

Casualty loss. Casualty loss was $0.2 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in casualty loss between periods of $0.3 million is attributable to the Company's casualty events and the timing.

Miscellaneous income. Miscellaneous income was $0.4 million compared to $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase between periods is attributable to an increase in business interruption proceeds.

Gain on sale of real estate. Gain on sale of real estate was $0.0 million compared to $50.4 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease between periods is attributable to no dispositions during the nine months ended September 30, 2025 compared to two during the nine months ended September 30, 2024.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (5) corporate income and corporate general and administrative expenses that are not reflective of operations and properties, (6) other gains and losses that are specific to us including loss on extinguishment of debt and modification costs, (7) casualty-related expenses/(recoveries) and casualty losses (gains), (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (9) equity in earnings of affiliates.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Advisory and administrative fees and corporate general and administrative expenses are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty-related expenses and recoveries, casualty gains and losses, and losses on the extinguishment of debt and modification costs are excluded because they do not reflect continuing operating costs of the property owner. Entity level general and administrative expenses incurred at the properties are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our ownership structuring. Equity in earnings of affiliates is excluded as its not part of our core operations for the properties. These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2025 and 2024

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Net income (loss)		$(7,821)	$(8,888)	$(21,806)	$28,152
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		1,755	1,702	5,176	5,179
Corporate general and administrative expenses		4,839	4,835	13,795	14,524
Corporate income		(392)	(444)	(1,204)	(1,256)
Casualty-related expenses/(recoveries)	(1)	14	1,373	(1,435)	1,640
Casualty (gain) loss		(5)	—	163	538
Property general and administrative expenses	(2)	1,256	404	2,914	2,721
Depreciation and amortization		23,783	24,608	72,192	73,373
Interest expense		15,459	14,594	45,002	42,956
Equity in earnings of affiliate		(69)	(53)	(183)	(144)
Loss on extinguishment of debt and modification costs		—	—	—	801
Gain on sales of real estate	(3)	—	—	—	(50,395)
NOI		$38,819	$38,131	$114,614	$118,089
Less Non-Same Store
Revenues		—	(834)	(4)	(5,536)
Operating expenses		—	212	(20)	2,617
Operating income		—	—	—	(3)
Same Store NOI		$38,819	$37,509	$114,590	$115,167

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

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2025 and 2024

There are 35 properties encompassing 12,946 units of apartment space in our same store pool for the three months ended September 30, 2025 and 2024 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude the 38 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2025 and 2024 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$60,899	$61,510	$(611)	-1.0%
Other income	1,538	1,307	231	17.7%
Same Store revenues	62,437	62,817	(380)	-0.6%
Non-Same Store
Rental income	—	801	(801)	N/M
Other income	—	33	(33)	N/M
Non-Same Store revenues	—	834	(834)	N/M
Total revenues	62,437	63,651	(1,214)	-1.9%

Operating expenses
Same Store
Property operating expenses (1)	13,352	14,065	(713)	-5.1%
Real estate taxes and insurance	7,325	8,212	(887)	-10.8%
Property management fees (2)	1,785	1,818	(33)	-1.8%
Property general and administrative expenses (3)	1,301	1,287	14	1.1%
Same Store operating expenses	23,763	25,382	(1,619)	-6.4%
Non-Same Store
Property operating expenses (4)	—	267	(267)	N/M
Real estate taxes and insurance	—	(95)	95	N/M
Property management fees (2)	—	25	(25)	N/M
Property general and administrative expenses (5)	—	15	(15)	N/M
Non-Same Store operating expenses	—	212	(212)	N/M
Total operating expenses	23,763	25,594	(1,831)	-7.2%

Operating income
Same Store
Miscellaneous income	145	74	71	N/M
Non-Same Store
Miscellaneous income	—	—	—	0.0%
Total operating income	145	74	71	95.9%

NOI
Same Store	38,819	37,509	1,310	3.5%
Non-Same Store	—	622	(622)	-100.0%
Total NOI	$38,819	$38,131	$688	1.8%
(1)
For the three months ended September 30, 2025 and 2024, excludes approximately $13,000 and $(266,000), respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP.
(3)
For the three months ended September 30, 2025 and 2024, excludes approximately $1,070,000 and $590,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.
(4)
For the three months ended September 30, 2025 and 2023, excludes approximately $0 and $14,000, respectively of casualty-related expenses/(recoveries).

(5)
For the three months ended September 30, 2025 and 2024, excludes approximately $187,000 and $(187,000), respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2025 and 2024.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2025 and 2024

As of September 30, 2025, our Q3 Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,497. As of September 30, 2024, our Q3 Same Store properties were approximately 94.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,502. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:

Revenues

Rental income. Rental income was $60.9 million for the three months ended September 30, 2025 compared to $61.5 million for the three months ended September 30, 2024, which was a decrease of approximately $0.6 million, or 1.0%. The decrease is attributable to a decrease in weighted average occupancy during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Other income. Other income was $1.5 million for the three months ended September 30, 2025, compared to $1.3 million for the three months ended September 30, 2024, which was an increase of $0.2 million. The majority of the increase is related to a $0.3 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $13.4 million for the three months ended September 30, 2025 compared to $14.1 million for the three months ended September 30, 2024, which was a decrease of $0.7 million, or 5.1%. The majority of the decrease is related to payroll expense and repairs and maintenance expense decreases of $0.4 million and $0.3 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.3 million for the three months ended September 30, 2025 compared to $8.2 million for the three months ended September 30, 2024, which is a decrease of $0.9 million. The decrease between periods was primarily due to a decrease in property taxes and insurance of $0.5 million and $0.3 million, respectively.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2025 compared to $1.8 million for the three months ended September 30, 2024, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended September 30, 2025 compared to $1.3 million for the three months ended September 30, 2024, which was flat.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2025 and 2024

There are 35 properties encompassing 12,946 units of apartment space in our same store pool for the nine months ended September 30, 2025 and 2024 (our “Same Store” properties). Our Same Store properties exclude 38 units that are currently down (see Note 3).

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$183,565	$185,036	$(1,471)	-0.8%
Other income	4,421	4,082	339	8.3%
Same Store revenues	187,986	189,118	(1,132)	-0.6%
Non-Same Store
Rental income	4	5,256	(5,252)	N/M
Other income	—	280	(280)	N/M
Non-Same Store revenues	4	5,536	(5,532)	N/M
Total revenues	187,990	194,654	(6,664)	-3.4%

Operating expenses
Same Store
Property operating expenses (1)	39,797	39,920	(123)	-0.3%
Real estate taxes and insurance	24,835	25,049	(214)	-0.9%
Property management fees (2)	5,411	5,471	(60)	-1.1%
Property general and administrative expenses (3)	3,784	3,759	25	0.7%
Same Store operating expenses	73,827	74,199	(372)	-0.5%
Non-Same Store
Property operating expenses (4)	1	1,689	(1,688)	N/M
Real estate taxes and insurance	(23)	568	(591)	N/M
Property management fees (2)	—	202	(202)	N/M
Property general and administrative expenses (5)	2	158	(156)	N/M
Non-Same Store operating expenses	(20)	2,617	(2,637)	N/M
Total operating expenses	73,807	76,816	(3,009)	-3.9%

Operating income
Same Store
Miscellaneous income	431	248	183	N/M
Non-Same Store
Miscellaneous income	—	3	(3)	N/M
Total operating income	431	251	180	71.7%

NOI
Same Store	114,590	115,167	(577)	-0.5%
Non-Same Store	24	2,922	(2,898)	N/M
Total NOI	$114,614	$118,089	$(3,475)	-2.9%

(1)
For the nine months ended September 30, 2025 and 2024, excludes approximately $1,435,000 and $3,000, respectively, of casualty-related recoveries.

(2)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)
For the nine months ended September 30, 2025 and 2024, excludes approximately $2,696,000 and $2,654,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.
(4)
For the nine months ended September 30, 2025 and 2024, excludes approximately $- and $16,000, respectively, of casualty-related expenses.
(5)
For the nine months ended September 30, 2025 and 2024, excludes approximately $218,000 and $66,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2025 and 2024.”

Same Store Results of Operations for the Nine Months Ended September 30, 2025 and 2024

As of September 30, 2025, our Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,497. As of September 30, 2024, our Same Store properties were approximately 94.9% leased with a weighted average monthly effective rent per occupied apartment unit of $1,502. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:

Revenues

Rental income. Rental income was $183.6 million for the nine months ended September 30, 2025 compared to $185.0 million for the nine months ended September 30, 2024, which was a decrease of approximately $1.4 million, or 0.8%. The decrease in rental income between the periods was primarily attributable to a decrease in weighted average occupancy for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Other income. Other income was $4.4 million for the nine months ended September 30, 2025 compared to $4.1 million for the nine months ended September 30, 2024, which was an increase of approximately $0.3 million, or 7.3%. The majority of the increase is related to a $0.3 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $39.8 million for the nine months ended September 30, 2025 compared to $39.9 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.1 million, or 0.3%. The majority of the decrease is related to a decease in payroll expense of $0.4 million offset by an increase of approximately $0.3 million in utilities.

Real estate taxes and insurance. Real estate taxes and insurance costs were $24.8 million for the nine months ended September 30, 2025 compared to $25.0 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.2 million. The majority of the decrease is related to a decrease in insurance of $0.4 million offset by an increase in real estate taxes of approximately $0.1 million.

Property management fees. Property management fees were $5.4 million for the nine months ended September 30, 2025 compared to $5.5 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.1 million. The majority of the decrease is related to a $0.1 million, or 0.8%, decrease in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $3.8 million for the nine months ended September 30, 2025 compared to $3.8 million for the nine months ended September 30, 2024, which was flat.

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

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, (gain) loss on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities. Starting in the third quarter of 2024, the Company adjusted Core FFO to remove (1) the amortization of all deferred financing costs instead of those solely related to short-term debt financing and (2) mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes. Prior periods have been recast to conform to current presentations.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024	% Change
Net income (loss)		$(7,821)	$(8,888)	$(21,806)	$28,152	N/M
Depreciation and amortization		23,783	24,608	72,192	73,373	-1.6%
Gain on sales of real estate	(1)	—	—	—	(50,395)	N/M
Adjustment for noncontrolling interests		(63)	(62)	(199)	(202)	-1.5%
FFO attributable to common stockholders		15,899	15,658	50,187	50,928	-1.5%

FFO per share - basic		$0.63	$0.62	$1.98	$1.99	-0.5%
FFO per share - diluted		$0.63	$0.60	$1.96	$1.94	1.0%

Loss on extinguishment of debt and modification costs		—	—	—	801	N/M
Casualty-related expenses/(recoveries)		14	1,373	(1,435)	1,640	N/M
Casualty (gain) loss		(5)	—	163	538	N/M
Amortization of deferred financing costs		1,657	632	4,929	2,051	N/M
Mark-to-market adjustments of interest rate caps		157	273	935	(469)	N/M
Adjustment for noncontrolling interests		(7)	(8)	(18)	(17)	5.9%
Core FFO attributable to common stockholders		17,715	17,928	54,761	55,472	-1.3%

Core FFO per share - basic		$0.70	$0.71	$2.16	$2.17	-0.5%
Core FFO per share - diluted		$0.70	$0.69	$2.14	$2.11	1.4%

Equity-based compensation expense		2,527	2,670	7,337	7,901	-7.1%
Adjustment for noncontrolling interests		(10)	(11)	(29)	(31)	-6.5%
AFFO attributable to common stockholders		20,232	20,587	62,069	63,342	-2.0%

AFFO per share - basic		$0.80	$0.81	$2.44	$2.48	-1.6%
AFFO per share - diluted		$0.80	$0.79	$2.43	$2.41	0.8%

Weighted average common shares outstanding - basic		25,364	25,404	25,398	25,554	-0.6%
Weighted average common shares outstanding - diluted	(2)	25,370	26,161	25,545	26,274	-2.8%

Dividends declared per common share		$0.51	$0.46	$1.53	$1.39	10.3%

Net income (loss) Coverage - diluted	(3)	-0.61x	-0.76x	-0.56x	0.77x	N/M
FFO Coverage - diluted	(3)	1.23x	1.29x	1.28x	1.40x	-8.4%
Core FFO Coverage - diluted	(3)	1.37x	1.48x	1.40x	1.52x	-8.0%
AFFO Coverage - diluted	(3)	1.56x	1.70x	1.59x	1.74x	-8.6%

(1)
$31.5 million with a related party for the nine months ended September 30, 2024.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(3)
Indicates coverage ratio of net income (loss)/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2025 as compared to the three months ended September 30, 2024

FFO was $15.9 million for the three months ended September 30, 2025 compared to $15.7 million for the three months ended September 30, 2024, which was an increase of approximately $0.2 million. The change in our FFO between the periods primarily relates to an increase in net income of $1.0 million, offset by a decrease in depreciation and amortization expenses of $0.9 million, respectively.

Core FFO was $17.7 million for the three months ended September 30, 2025 compared to $17.9 million for the three months ended September 30, 2024, which was a decrease of $0.2 million. The change in Core FFO was attributable to an increase in FFO and an increase in amortization of deferred financing costs of $1.0 million offset by a decrease in casualty-related expenses of $1.3 million, respectively.

AFFO was $20.2 million for the three months ended September 30, 2025 compared to $20.6 million for the three months ended September 30, 2024, which was a decrease of $0.4 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and a decrease in equity based compensation expense of $0.1 million.

The nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

FFO was $50.2 million for the nine months ended September 30, 2025 compared to $50.9 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.7 million. The change in our FFO between the periods primarily relates to a decrease in depreciation and amortization expenses of $1.2 million.

Core FFO was $54.8 million for the nine months ended September 30, 2025 compared to $55.5 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.7 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO and a decrease in extinguishment of debt and modification costs of $0.8 million.

AFFO was $62.1 million for the nine months ended September 30, 2025 compared to $63.3 million for the nine months ended September 30, 2024, which was a decrease of approximately $1.2 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and a decrease of equity-based compensation expense of $0.5 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Credit Facility (as defined below). As of September 30, 2025, we had approximately $3.3 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “2020 ATM Program”). On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. The 2020 ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the 2020 ATM Program reach $225,000,000 (see Note 6 to our consolidated financial statements). As of September 30, 2025, the Company has sold $62.3 million under the 2020 ATM Program.

On July 11, 2025, the Company, though the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. (“JPMorgan”) and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. As of September 30, 2025, the available amount to borrow under the Credit Facility was $198.0 million, $0.0 million was outstanding under the Credit Facility and a $2.0 million letter of credit was outstanding.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2025.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$77,497	$67,144
Net cash provided by (used in) investing activities	(30,611)	114,668
Net cash used in financing activities	(50,691)	(166,373)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,805)	15,439
Cash, cash equivalents and restricted cash, beginning of period	53,917	45,279
Cash, cash equivalents and restricted cash, end of period	$50,112	$60,718

Cash flows from operating activities. During the nine months ended September 30, 2025, net cash provided by operating activities was $77.5 million compared to net cash provided by operating activities of $67.1 million for the nine months ended September 30, 2024. The change in cash flows from operating activities was mainly due to an increase in real estate taxes payable of $6.5 million.

Cash flows from investing activities. During the nine months ended September 30, 2025, net cash used in investing activities was $30.6 million compared to net cash provided by investing activities of $114.7 million for the nine months ended September 30, 2024. The change in cash flows from investing activities was mainly due to no dispositions during the nine months ended September 30, 2025 compared to two dispositions for the nine months ended September 30, 2024.

Cash flows from financing activities. During the nine months ended September 30, 2025, net cash used in financing activities was $50.7 million compared to net cash used in financing activities of $166.4 million for the nine months ended September 30, 2024. The change in cash flows from financing activities was mainly due to a net decrease in mortgage payments and credit facilities payments of $112.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Real Estate Investments Statistics

As of September 30, 2025, the Company was invested in a total of 35 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Arbors on Forest Ridge	155	210	1/31/2014	$1,158	$1,121	92.4%	98.6%
Cutter's Point	198	196	1/31/2014	1,425	1,370	90.8%	98.5%
The Summit at Sabal Park	205	252	8/20/2014	1,338	1,370	92.1%	94.4%
Courtney Cove	225	324	8/20/2014	1,314	1,249	93.5%	92.9%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,675	1,671	94.5%	94.0%
Cornerstone	318	430	1/15/2015	1,433	1,435	91.9%	94.4%
The Preserve at Terrell Mill	692	752	2/6/2015	1,288	1,282	92.3%	94.3%
Versailles	301	388	2/26/2015	1,133	1,130	90.7%	96.1%
Seasons 704 Apartments	217	222	4/15/2015	1,868	1,818	92.3%	95.0%
Madera Point	193	256	8/5/2015	1,297	1,311	93.4%	93.8%
Venue at 8651	289	333	10/30/2015	1,158	1,160	93.7%	95.5%
Parc500	266	217	7/27/2016	1,927	1,879	94.9%	96.3%
The Venue on Camelback	256	415	10/11/2016	966	981	90.6%	92.8%
Rockledge Apartments	802	708	6/30/2017	1,488	1,488	94.8%	94.3%
Atera Apartments	334	380	10/25/2017	1,461	1,487	93.7%	95.0%
Versailles II	199	242	9/26/2018	1,075	1,064	93.0%	96.7%
Brandywine I & II	414	632	9/26/2018	1,169	1,204	96.2%	94.6%
Bella Vista	243	248	1/28/2019	1,703	1,712	92.3%	89.9%
The Enclave	194	204	1/28/2019	1,765	1,782	93.6%	93.6%
The Heritage	199	204	1/28/2019	1,691	1,676	89.2%	94.6%
Summers Landing	139	196	6/7/2019	1,217	1,198	94.4%	95.4%
Residences at Glenview Reserve	344	360	7/17/2019	1,258	1,248	91.4%	95.3%
Residences at West Place	345	342	7/17/2019	1,609	1,586	94.2%	95.0%
Avant at Pembroke Pines	1,442	1,520	8/30/2019	2,227	2,199	94.9%	95.3%
Arbors of Brentwood	325	346	9/10/2019	1,449	1,458	94.2%	93.1%
Torreyana Apartments	309	316	11/22/2019	1,477	1,444	91.5%	95.9%
Bloom	498	528	11/22/2019	1,303	1,276	93.0%	94.7%
Bella Solara	271	320	11/22/2019	1,325	1,328	92.8%	93.1%
Fairways at San Marcos	340	352	11/2/2020	1,598	1,574	91.5%	95.7%
The Verandas at Lake Norman	241	264	6/30/2021	1,347	1,343	94.3%	98.1%
Creekside at Matthews	263	240	6/30/2021	1,436	1,423	96.3%	95.8%
Six Forks Station	360	323	9/10/2021	1,347	1,359	95.4%	93.2%
High House at Cary	293	302	12/7/2021	1,451	1,498	92.4%	92.1%
The Adair	328	232	4/1/2022	1,971	1,995	95.3%	91.4%
Estates on Maryland	324	330	4/1/2022	1,429	1,430	88.8%	95.5%
	11,893	12,984

(1)
Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2025 and December 31, 2024, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2025 and December 31, 2024, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of September 30, 2025 and December 31, 2024, divided by the total number of units, expressed as a percentage.
(3)
Includes 38 down units due to casualty events as of September 30, 2025 (see Note 3).

Debt, Derivatives and Hedging Activity

Mortgage Debt

As of September 30, 2025, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 5.37% and an adjusted weighted average interest rate of 3.50%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.36% Adjusted SOFR on our combined $0.9 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $0.9 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2025, interest rate swap agreements effectively covered 62% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2025, the Company had interest rate cap agreements with a notional value of $2.3 billion outstanding.

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

Credit Facility

On July 11, 2025, the Company, though the OP, entered into the Credit Facility. The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. As of September 30, 2025, the Company had $0.0 million outstanding and $198.0 million available for borrowing under the Credit Facility and a $2.0 million letter of credit outstanding.

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

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank, one with JPMorgan and one with SunTrust Bank (collectively the “Counterparties”) with a combined notional amount of $0.9 billion. As of September 30, 2025, the interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to $0.9 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR, other than for the JPMorgan swap which is based on SOFR, to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR and SOFR. As of September 30, 2025, Adjusted SOFR and SOFR were 4.43% and 4.31%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2025 for the next five calendar years subsequent to September 30, 2025. We used Adjusted SOFR as of September 30, 2025 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,503,242	$—	$—	$—	$33,817	$—	$1,469,425
Interest expense	(1)	381,779	12,804	49,642	62,984	64,501	65,405	126,443
Total		$1,885,021	$12,804	$49,642	$62,984	$98,318	$65,405	$1,595,868

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2025, we had entered into seven interest rate swap transactions with a combined notional amount of $0.9 billion and one forward rate swap agreement with a notional amount of approximately $0.1 billion. We have allocated the total impact of expected settlements on the $0.9 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR and SOFR as of September 30, 2025 to determine our expected settlements through the terms of the interest rate swaps.

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

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended September 30, 2025 and 2024, the Company incurred advisory and administrative fees of $1.8 million and $1.7 million, respectively. For the nine months ended September 30, 2025 and 2024, advisory and administrative fees were $5.2 million and $5.2 million, respectively.

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

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2025, we had approximately $3.3 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2025	2024	2025	2024
Interior	(1)	$2,017	$1,141	$3,998	$3,935
Exterior and common area		60	485	209	1,848
Total rehab expenditures		$2,077	$1,626	$4,207	$5,783

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2025 and 2024, we completed full and partial interior rehabs on 1,130 and 330 units, respectively.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2025 and 2024.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2025 of $0.51 per share on July 28, 2025 which was paid on September 30, 2025 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2025 and 2024. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2025, we had total indebtedness of $1.5 billion at a weighted average interest rate of 5.37%, of which $1.5 billion was debt with a floating interest rate. As of September 30, 2025, interest rate swap agreements effectively covered 62% of our $1.5 billion of floating rate debt outstanding. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.36% for the floating interest rate on the $0.9 billion notional amount of interest rate swap agreements that we have entered into as of September 30, 2025, which effectively fix the interest rate on $0.9 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2025, the interest rate cap agreements we have entered into effectively cap SOFR on our floating rate mortgage debt at a weighted average rate of 7.49% for the term of the agreements, which is generally three to four years.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with the Counterparties with a combined notional amount of $0.9 billion and one forward rate swap agreement with a notional amount of approximately $0.1 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to that amount with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR or SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of September 30, 2025, of the amounts illustrated in the table below for our indebtedness as of September 30, 2025 (dollars in thousands):

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and, Use of Proceeds.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 24, 2024. On October 29, 2024, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026 (together with the prior authorizations, the "Share Repurchase Program"). This authorization replaced the Board’s prior share repurchase authorization. During the nine months ended September 30, 2025, the Company repurchased 223,109 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $7.7 million, or $34.29 per share on average. Since the inception of the Share Repurchase Program through September 30, 2025, the Company had repurchased 3,212,415 shares of its common stock, par value $0.01 per share, at a total cost of approximately $94.6 million, or $29.44 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	3,212,415	$29.44	3,212,415	$77.8
July 1 – July 31	—	—	—	77.8
August 1 – August 31	—	—	—	77.8
September 1 – September 30	—	—	—	77.8
Total as of September 30, 2025	3,212,415	$29.44	3,212,415	$77.8

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ James Dondero	President	October 29, 2025
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	October 29, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)