Form 10-K
period 2025-12-31
NexPoint Residential Trust, Inc.
filed 2026-02-26
CIK 1620393

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $711,000,000.

As of February 26, 2026, the registrant had 25,411,252 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-K

Year Ended December 31, 2025

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
•
the relatively low or declining residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates;
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

PART I

ITEM 1. BUSINESS

General

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned TRS. The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2025, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 9 to our consolidated financial statements).

The Company is externally managed by the Adviser, through an agreement dated March 16, 2015, as amended, and renewed on February 23, 2026 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have an accounting employee while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by the Sponsor.

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

As of December 31, 2025, the Company, through the OP and the wholly owned TRS, owned 36 properties representing 13,305 units in seven states, as further described under Item 2, “Properties” and Notes 3 and 4 to our consolidated financial statements.

2025 Highlights

Key highlights and transactions completed in 2025 include the following:

•
JPM Facility: We entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank. The credit facility will mature on June 30, 2028. As of December 31, 2025, the Company had $108.0 million available for borrowing under the credit facility, $90.0 million drawn under the credit facility and a $2.0 million letter of credit outstanding.
•
Acquisition: We acquired one property totaling 321 units in 2025. Details of the acquisition are in the table below (in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	# Units	Effective Ownership
Sedona at Lone Mountain	Las Vegas, Nevada	December 11, 2025	$73,250	321	100%

•
Renovations: For the properties in our Portfolio as of December 31, 2025, we completed full and partial renovations on 1,518 units at an average cost of $3,920 per renovated unit. Since inception, for the properties in our Portfolio as of December 31, 2025, we have completed full and partial renovations on 9,866 units at an average cost of $9,115 per renovated unit that has been leased as of December 31, 2025. We have achieved average rent growth of 13.5%, or a $158 average monthly rental increase per unit, on all units renovated and leased as of December 31, 2025, resulting in a return on investment on capital expended for interior renovations of 20.8%.
•
Dividends: We declared dividends totaling $53.8 million, or $2.06 per share for the year ended December 31, 2025. During the fourth quarter of 2025, we increased our quarterly dividend for the eighth time since our listing on the New York Stock Exchange (the "NYSE") to $0.53 per share, which was an increase of $0.02 per share, or a 3.9% increase, over our previous quarterly dividends declared in 2025. The increase in our quarterly dividend to $0.53 per share is an increase of $0.32 per share, or a 157.3% increase, over our quarterly dividends declared since our listing on the NYSE. Our fourth quarter dividend equates to a 7.0% annualized yield based on our closing share price of $30.10 on December 31, 2025.
•
Results of Operations and Non-GAAP Measures: We reported the following net income (loss), net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the year ended December 31, 2025 as compared to the year ended December 31, 2024 (dollars in thousands):

		For the Year Ended December 31,
		2025	2024	$ Change		% Change
Net income (loss)		$(32,154)	$1,114	$(33,268)	(1)	-2986.4%
NOI	(2)	151,737	157,035	(5,298)		-3.4%
FFO attributable to common stockholders	(2)	63,347	44,454	18,893		42.5%
Core FFO attributable to common stockholders	(2)	71,293	73,130	(1,837)		-2.5%
AFFO attributable to common stockholders	(2)	81,137	83,631	(2,494)		-3.0%

(1)
The change in our net income (loss) between the periods primarily relates to decreases in gain on sales of real estate and rental income of $54.2 million and $8.2 million, respectively, partially offset by a decrease in loss on extinguishment of debt and modification costs of $24.0 million.
(2)
See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).
•
Same Store Growth: There are 35 properties encompassing 12,963 units of apartment space in our same store pool for the years ended December 31, 2025 and 2024 (our “2024-2025 Same Store” properties). Our 2024-2025 Same Store properties exclude 21 down units in our Portfolio as of December 31, 2025 (see Note 4 to our consolidated financial statements). For our 2024-2025 Same Store properties, we recorded the following operating metrics for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

Operating Metric	2025	2024	% Change
Occupancy (1)	92.7%	94.7%	-2.0%
Average Effective Monthly Rent Per Unit (2)	$1,489	$1,491	-0.1%
Rental income (in thousands)	$243,489	$246,688	-1.3%
Other income (in thousands)	$5,876	$5,320	10.5%
NOI (in thousands)	$151,591	$154,050	-1.6%

(1) Occupancy is calculated as the number of units occupied as of December 31 for the respective year, divided by the total number of units, expressed as a percentage.

(2) Average effective monthly rent per unit is equal to the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

•
Cash Position: At December 31, 2025, we had $45.2 million of cash on our balance sheet, of which $7.6 million was reserved for future renovations, and $23.8 million was reserved for lender-required escrows and security deposits. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

Our Real Estate Portfolio

As of December 31, 2025, we owned 36 properties representing 13,305 units that we lease in seven states that were approximately 92.7% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,492. For additional information regarding our Portfolio, see Item 2, “Properties” and Notes 3 and 4 to our consolidated financial statements.

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

At times, we may acquire properties from affiliates, including from Delaware statutory trusts managed by affiliates of our Adviser.

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

We invest in exterior and common areas improvements at our properties in an effort to enhance asset quality, to improve “curb appeal”/market positioning, and expand or enhance our amenity offerings, all of which we believe will improve tenant retention and modestly drive rent and NOI growth. Renovations to the exteriors and common areas include structural improvements that enhance the physical condition, value and/or useful life of our properties, as well as aesthetic improvements to, among others, landscape and signage. We also seek to improve our competitive positioning by adding to, redecorating or otherwise enhancing our common areas and amenity offerings. As of December 31, 2025, we have renovated the exteriors and common areas at a majority of the properties in our Portfolio.

We expect interior renovations, along with organic growth in rents, to be the primary drivers of rent and NOI growth at our properties. Our interior renovations include: 1) aesthetic design enhancements such as kitchen and/or bath remodeling, 2) replacement of outdated appliances, equipment and fixtures, 3) addition of washer/dryer appliances, 4) private yards, 5) fiber internet and 6) smart technologies such as Bluetooth locks, networked climate control systems and USB electrical outlets. We also seek to achieve cost improvements through investment in longer-lived materials, energy conservation projects, and other strategic initiatives. Since inception, for the properties in our Portfolio as of December 31, 2025, we have completed full and partial renovations on 9,866 units out of our 13,305 total units with an average monthly rental increase per unit of $158 and an average cost of $9,115 per renovated unit that has been leased as of December 31, 2025. In cases where we believe rents will grow significantly in a market organically, we will implement the value-add program more strategically in order to capture significant rent and NOI growth without expending additional capital. Additionally, to the extent we believe rents at a property are maximized regardless of the level of additional renovations, we may opt not to further renovate units at that property. As of December 31, 2025, we had reserved approximately $7.6 million for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 12,984 planned interior rehabs, eliminating the need for us to raise additional capital in order to carry out our currently planned value-add program.

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

Property Management Strategy

We seek to achieve long-term earnings growth through superior property management. To achieve this, we have partnered with BH to manage all of our properties as an external manager. In order to align our property manager’s interests with those of our stockholders, BH (through an affiliate) is a noncontrolling limited partner of the OP. We believe BH provides the following benefits:

•
manages approximately 92,000 multifamily units in 23 states and has managed multifamily communities for 33 years;
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
Limited Partner (99.6% Ownership)
General Partner
BH Equities, LLC*
Noncontrolling Limited Partner (0.3% Ownership)
TRS
NexPoint Residential Trust Operating Partnership, L.P.
Other OP Unit Holders*
Noncontrolling Limited Partner (0.1% Ownership)
0.1%
99.9%
100%
100%
100%
NexPoint Captive Insurance Company, Inc.
LLC Subsidiaries
LLC Subsidiaries
NXRT NLMF Member, LLC
9 Properties*
27 Properties*

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
•
monitoring our compliance with regulatory requirements, including the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, NYSE rules and regulations of the Code to maintain our status as a REIT;
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
•
would subject us to regulation under the Investment Company Act of 1940 (the “1940 Act”);
•
is contrary to or inconsistent with our investment guidelines; or
•
would violate any law, rule, regulation or statement of policy of any governmental body or agency having jurisdiction over us or our shares of common stock, or otherwise not be permitted by our charter or bylaws.

Advisory Fee. Our Advisory Agreement requires that we pay our Adviser an annual advisory fee of 1.00% of our Average Real Estate Assets (the "Advisory Fee").

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

In calculating the Advisory Fee, we categorize our Average Real Estate Assets into either “Contributed Assets” or “New Assets” (each as defined below). The Advisory Fee on Contributed Assets may not exceed $4.5 million in any calendar year. This cap is intended to limit the fees paid to our Adviser on the Contributed Assets following our spin-off to the fees that would have been paid by our former parent to its adviser had the spin-off not occurred. The Advisory Fee on New Assets is not subject to this limitation but is subject to the expense cap mentioned below.

“Contributed Assets” means all of the Real Estate Assets we owned upon the completion of the spin-off and is not reduced for dispositions of such assets subsequent to the spin-off.

“New Assets” means all of the Average Real Estate Assets other than Contributed Assets. New Assets includes proceeds from the sale of a Contributed Asset that are used to purchase a new investment.

The Advisory Fee is payable monthly in arrears in cash, unless our Adviser elects, in its sole discretion, to receive all or a portion of such fee in shares of our common stock, subject to the limitations set forth below under “—Limitations on Receiving Shares.” The number of shares issued to our Adviser as payment for the Advisory Fee will be equal to the dollar amount of the portion of such fee that is payable in shares divided by the volume-weighted average closing price (“VWAP”) of shares of our common stock for the ten trading days prior to the end of the month for which such fee will be paid. Our Adviser computes each installment of the Advisory Fee as promptly as possible after the end of the month with respect to which such installment is payable.

The accrued fees are payable monthly as promptly as possible after the end of each month during which the Advisory Agreement is in effect. A copy of the computations made by our Adviser to calculate such installment is delivered to our Board for informational purposes only.

Administrative Fee. Our Advisory Agreement requires that we pay our Adviser an annual administrative fee of 0.20% of the Average Real Estate Assets (the “Administrative Fee” and together with the Advisory Fee, the “Fees”).

In calculating the Administrative Fee, we categorize our Average Real Estate Assets into either Contributed Assets or New Assets. The Administrative Fee on Contributed Assets may not exceed $890,000 in any calendar year. This cap is intended to limit the fees paid to our Adviser on the Contributed Assets following the spin-off to the fees that would have been paid by our former parent to its adviser had the spin-off not occurred. The Administrative Fee on New Assets is not subject to this limitation but is subject to the expense cap described below.

The Administrative Fee is payable monthly in arrears in cash, unless our Adviser elects, in its sole discretion, to receive all or a portion of such fee in shares of our common stock, subject to the limitations set forth below under “—Limitations on Receiving Shares.” The number of shares issued to our Adviser as payment for the administrative fee will be equal to the dollar amount of the portion of such fee that is payable in shares divided by the VWAP of our common stock for the ten trading days prior to the end of the month for which such fee will be paid. Our Adviser computes each installment of the Administrative Fee as promptly as possible after the end of each month with respect to which such installment is payable. The accrued fees are payable monthly as promptly as possible after the end of each month during which the Advisory Agreement is in effect. A copy of the computations made by our Adviser to calculate such installment is delivered to our Board for informational purposes only.

Reimbursement of Expenses. Our Advisory Agreement requires that we reimburse our Adviser for all of its out-of-pocket expenses in performing its services, including legal, accounting, financial, due diligence and other services performed by our Adviser that outside professionals or outside consultants would otherwise perform and also pay our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Adviser required for our operations, and compensation expenses under the NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”) (the foregoing expenses, collectively, “Adviser Operating Expenses”). Adviser Operating Expenses do not include expenses for the advisory and administrative services provided under the Advisory Agreement. We will also reimburse our Adviser for any and all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses (“Offering Expenses”).

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

Expense Cap. Reimbursement of Adviser Operating Expenses under the Advisory Agreement and Fees paid to our Adviser will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect) (the “Expense Cap”). The Expense Cap does not limit the reimbursement by us of Offering Expenses paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of Real Estate Assets.

Term of the Advisory Agreement. The Advisory Agreement has a one-year term. The Advisory Agreement shall continue in full force and effect so long as the Advisory Agreement is approved at least annually by our Board. On February 23, 2026, our Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Adviser for a one-year term.

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

Limitations on Receiving Shares. The ability of our Adviser to receive shares of our common stock as payment for all or a portion of the Fees due under the terms of our Advisory Agreement will be subject to the following limitations: (1) the ownership of shares of common stock by our Adviser may not violate the ownership limitations set forth in our charter, after giving effect to any exception from such ownership limitations that our Board may grant to our Adviser or its affiliates and (2) compliance with all applicable restrictions under the U.S. federal securities laws and the NYSE rules. To the extent that payment of any Fees in shares of our common stock would result in a violation of the ownership limits set forth in our charter (taking into account any applicable waiver or any restrictions imposed under the U.S. federal securities laws or NYSE rules), all or a portion of such Fees payable to our Adviser will be payable in cash to the extent necessary to avoid such violation.

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

Property Management Agreements

Under the Management Agreements, BH operates, coordinates and supervises the ordinary and usual business and affairs pertaining to the operation, maintenance, leasing, licensing, and management of each property. The following summarizes the terms of the Management Agreements.

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

If a Management Agreement is terminated by the entity that owns the property for any reason, or by BH due to our default or due to the destruction, condemnation or taking by eminent domain of a property, the entity that owns the property will be required to pay damages to BH. Such damages will be equal to the management fee earned by BH for the calendar month immediately preceding the month in which the notice of termination is given, multiplied by the number of months and/or portions thereof remaining from the termination date until the end of the initial term or term year in which the termination occurred.

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

Regulation

Multifamily properties are subject to various laws, ordinances and regulations, including regulations relating to common areas, such as swimming pools, activity centers and recreational facilities. We believe that each of our properties has the necessary permits and approvals to operate its business.

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

Environmental Matters

Under various federal, state and local environmental laws and health and safety requirements, we may be liable, without regard to fault and on a joint and several basis, for costs and damages, including fines and penalties, resulting from toxic or hazardous substances or waste or petroleum products at, on, under or migrating from our properties. Such liabilities could be substantial, exceed property value, and impair our ability to sell, lease, finance, renovate or demolish properties. Environmental regulations also may lead to governmental liens or restrict the manner in which property may be used. Independent environmental consultants have conducted Phase I environmental site assessments of all of our properties using the applicable American Society for Testing and Materials Standard E 1527. While no material issues have been identified, Phase I assessments are limited in scope and conditions may not have been identified or may arise later, and future laws could impose additional obligations. Our leases generally require tenants to comply with environmental laws and to indemnify us for losses arising from their activities, although tenant financial distress could limit recovery. Environmental laws and health and safety requirements also govern asbestos- and lead-containing building materials and other airborne contaminants. Significant mold or other indoor air contaminants could require costly remediation, increased ventilation, or lead to third-party claims. We are not presently aware of any material adverse indoor air quality issues at our properties. Based on information currently known, we do not believe environmental, health, and safety compliance has adversely affected, or is reasonably expected to adversely affect, our business and we do not currently anticipate material capital expenditures for environmental, health, and safety compliance. See “Item 1A. Risk Factors” for additional discussion of environmental-related risks.

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

Human Capital Disclosure

As of December 31, 2025, we had one employee. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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
•
government policies intended to prioritize sales of single-family homes to individual owner-occupants rather than large institutional investors, which could reduce demand for multifamily properties;
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

Macroeconomic trends including inflation, high interest rates, tariffs or recession may adversely affect our financial condition and results of operations.

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

In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and other international tensions or escalations of conflict may add instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The U.S. government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

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

As of December 31, 2025, we had approximately $1.5 billion of outstanding consolidated indebtedness under our Freddie Mac mortgage loans. We rely on national and regional institutions, including Freddie Mac, to provide financing for our acquisitions and permanent financing on properties we may develop in the future. Currently, there is uncertainty regarding the future of Freddie Mac. Should Freddie Mac have its mandate changed or reduced, be disbanded or reorganized by the government, privatized or otherwise discontinue providing liquidity to our sector, it could require us to seek alternative funding sources, significantly reduce our access to debt capital and/or increase borrowing costs and could significantly reduce our sales of assets and/or the values realized upon sale.

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

Our multifamily properties compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. All of our multifamily properties are located in developed areas that include other multifamily properties and/or condominiums. The number of competitive multifamily properties and/or condominiums in a particular area, and any increased affordability of owner occupied single and multifamily homes caused by declining housing prices, low mortgage interest rates and government programs to promote home ownership (including a recent executive order issued by the Trump Administration), could have a material adverse effect on our ability to lease our apartments and the rents we are able to obtain. In addition, single-family homes and other residential properties provide housing alternatives to residents and potential residents of our multifamily properties.

The relatively low or declining residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in our occupancy rates.

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

The properties or businesses that we have acquired or may acquire, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended, claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquire such properties for these liabilities. The existence of such liabilities could significantly and adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

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

As of December 31, 2025, substantially all of our investments are concentrated in the multifamily apartment sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

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

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways.

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

As of December 31, 2025, approximately $1.6 billion of our total debt outstanding bears interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As of December 31, 2025, 7 interest rate swap agreements, with a combined notional amount of $0.9 billion and terms expiring in 2026, effectively fix the interest rate on $0.9 billion, or 59%, of our $1.6 billion of floating rate debt outstanding. As of December 31, 2025, the interest rate cap agreements we have entered into effectively cap the applicable reference rate on $1.5 billion of our floating rate mortgage debt outstanding at a weighted average rate of 7.98% for the term of the agreements, which is generally 2-3 years. Except to the extent we have arrangements in place that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, our cash flow and our ability to service our indebtedness and to make distributions to our stockholders would be adversely affected, which could adversely affect the market price of our common stock.

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

As of December 31, 2025, there was $1.5 billion of mortgage debt outstanding related to our Portfolio. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. On June 30, 2025, the bankruptcy court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. On December 18, 2025, the presiding judge in the Bankruptcy Trust Lawsuit recused herself. The case was reassigned to a new bankruptcy judge, and a status conference for the case is scheduled for February 26, 2026.

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

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The Supreme Court scheduled a status conference in the UBS Lawsuit for April 14, 2026. The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.

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

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, or members of our Adviser’s management team.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investments in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate, or contribute to a TRS, otherwise attractive investments from our Portfolio, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the tests for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of both of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of the 75% or 95% gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

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

As a REIT and for taxable years beginning after December 31, 2025, the value of our interests in our TRSs generally may not exceed 25% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following its acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes at the corporate rate with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own or hold an interest in, directly or through any subsidiary, will be treated as a prohibited transaction, or (3) structuring certain asset dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. However, no assurance can be given that any particular property that we own or hold an interest in, directly or through any subsidiary entity, including our OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business and that we will not be subject to the 100% prohibited transactions tax.

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

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified income) received from a REIT (subject to certain limitations). To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. At the current maximum ordinary income tax rate of 37%, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is 29.6%. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

Recent changes in tax law may impact our stockholders or us.

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These include the permanent extension of (i) the reduced marginal U.S. federal income tax rates, (ii) the 20%

deduction on “qualified REIT dividends” for individuals and other non-corporate taxpayers, and (iii) the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also restored and made permanent 100% bonus depreciation for qualified short-lived business property placed in service after January 19, 2025. The long-term impact of the OBBBA on the overall economy, government revenues, us, and the real estate industry cannot be reliably predicted. Prospective investors are urged to consult with their tax advisors regarding the OBBBA and its potential effect on an investment in shares of our stock.

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of shares of our common stock.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent such distributions are out of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons, during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

Risks Related to the Ownership of our Common Stock

Our common stock is listed on the NYSE and NYSE Texas and broad market fluctuations could negatively affect the market price of our stock.

We have listed shares of our common stock on the NYSE and NYSE Texas under the symbol “NXRT.” The price of NXRT common stock may fluctuate significantly. Further, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

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

General Risks

We, our Adviser, our property manager and our and their other third-party providers are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends.

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks and our property manager is required to collect and maintain personal information about employees and, through third-party providers, collect information about customers in connection with the processing of credit and debt transactions and as part of certain of the Company’s marketing programs. The secure maintenance and transmission of this information is critical to our operations. Cybersecurity incidents and cyber-attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite our security measures, our information technology and infrastructure and the information technology and infrastructure of our Adviser or our third-party providers may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, the risk of which may be heightened by the increased prevalence and use of artificial intelligence. There can be no assurance that the measures we or they take to ensure the integrity of our or their respective systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including accidental or unauthorized disclosure of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to stockholders. Any interruption or deterioration in the performance of our information systems or our Adviser’s and our third-party service provider’s information systems could impair the quality of our operations and could affect our reputation and hence adversely affect our business. In addition, although our Adviser maintains insurance coverage that may cover certain aspects of our cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed policy limits or are not covered under any of our Adviser’s current insurance policies.

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

Reliance on third party software providers by our Adviser and BH is critical to our operations, and if any of these key vendors terminated our Adviser’s or BH’s relationship or access to data or fail, it could have a material adverse effect on our business, financial condition and results of operations.

Our Adviser and BH rely on, or may rely on in the future, certain key software vendors to support business practices critical to our operations, including the collection of rent and ancillary income, interaction and evaluation and/or qualification of our prospective tenants. If any of these key vendors were to terminate our Adviser’s or BH’s relationship or access to data, or fail, we could suffer losses while we seek to replace the services and information provided by the vendors. Further, our Adviser’s or BH’s failure, or their software vendors’ failure, to adopt, anticipate or keep pace with the new technologies, such as artificial intelligence solutions, may harm our ability to compete with our peers, decrease the value of our assets and/or impact our future growth.

Increased public, media, regulatory and governmental scrutiny of the housing industry could materially adversely affect our business, reputation, and results of operations.

The housing industry, and particularly real estate developers and the rental housing sector, has attracted heightened attention from the public, media, regulators, elected officials and advocacy groups regarding issues such as affordability, fair housing practices, evictions, rental rates, and revenue management practices, which has led to various proposals, laws and regulations affecting rental housing providers, including rent control measures, eviction restrictions, and revenue management constraints. Increased scrutiny presents companies in the rental housing sector, including us, with additional litigation risk, including class action lawsuits. Additionally, political pressure and public sentiment regarding the rental housing industry could influence the introduction and passage of new regulations or legislation that may restrict our operations or otherwise materially adversely affect our business model. For example, on January 20, 2026, President Trump issued an executive order directing executive branch agencies to take action and prepare a legislative recommendation in order to prevent large institutional investors from buying single-family homes that could otherwise be purchased by families. These factors could materially adversely affect our results of operations and our financial condition.

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

Changes in the U.S. Presidential Administration and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Damage from extreme weather and other natural events may adversely affect our business.

We have been and may continue to be adversely impacted by property damage due to extreme weather events, such as hurricanes and floods. Similarly, changes in precipitation levels could lead to increases in droughts or wildfires that could adversely impact demand for our communities. The increases in property damage due to these events have also contributed to the increases in costs we have faced in property insurance. In addition, changes in federal, state and local legislation and regulation related to environmental events could result in delays and increased costs to complete our rehabilitation projects and increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, and, as a result, adversely impact our financial results and operations.

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

Expanding use of social media presents additional risks.

The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees of our Adviser or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves, we will be presented with new risks and challenges.

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

The Adviser’s Director of Information Technology, in coordination with relevant senior management and personnel of the Adviser, which includes our Adviser’s Chief Financial Officer and Chief Compliance Officer, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, the Adviser’s technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks such as NIST CSF and Azure Security Benchmark. The Adviser’s Director of Information Technology will promptly notify our General Counsel of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.

The Adviser’s Director of Information Technology has served in various roles in information technology and information security for over 25 years, including serving as Global Technology Manager at a multi-national publicly traded broker-dealer, and over 15 years as the Director of Information Technology at a privately held financial services firm. The Adviser’s Director of Information Technology holds an undergraduate degree in biochemistry and has attained numerous information technology certifications over the years including Microsoft Certified Systems Engineer (MCSE) and Cisco Certified network Professional (CCNP).

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

Item 2. Properties

As of December 31, 2025, our Portfolio consisted of 36 properties representing 13,305 units in seven states. The following table provides a summary of the properties in our Portfolio as of December 31, 2025:

					As of December 31, 2025
Properties by State	Location	Number of Units	Date Acquired	Purchase Price (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)	Number of Units Rehabbed (3)	Rehab Expenditures per Unit (4)

Texas
Arbors on Forest Ridge	Bedford, Texas	210	1/31/2014	$12,805	$1,136	96.2%	173	$4,143
Cutter's Point	Richardson, Texas	196	1/31/2014	15,845	1,428	91.3%	159	5,845
Versailles	Dallas, Texas	388	2/26/2015	26,165	1,105	85.8%	390	5,019
Venue at 8651	Fort Worth, Texas	333	10/30/2015	19,250	1,152	95.8%	327	6,302
Atera Apartments	Dallas, Texas	380	10/25/2017	59,200	1,470	92.4%	248	3,249
Versailles II	Dallas, Texas	242	9/26/2018	24,680	1,092	86.4%	93	4,021
Summers Landing	Fort Worth, Texas	196	6/7/2019	19,396	1,170	88.7%	83	8,612
Florida
The Summit at Sabal Park	Tampa, Florida	252	8/20/2014	19,050	1,368	93.3%	228	5,477
Courtney Cove	Tampa, Florida	324	8/20/2014	18,950	1,323	90.4%	299	4,438
Sabal Palm at Lake Buena Vista	Orlando, Florida	400	11/5/2014	49,500	1,650	93.8%	138	8,574
Cornerstone	Orlando, Florida	430	1/15/2015	31,550	1,382	90.0%	500	4,642
Seasons 704 Apartments	West Palm Beach, Florida	222	4/15/2015	21,000	1,830	95.9%	222	7,160
Parc500	West Palm Beach, Florida	217	7/27/2016	22,421	1,941	95.9%	245	13,101
Avant at Pembroke Pines	Pembroke Pines, Florida	1,520	8/30/2019	322,000	2,233	94.1%	716	16,208
Residences at West Place	Orlando, Florida	342	7/17/2019	55,000	1,591	92.7%	161	11,316
Nevada
Bella Solara	Las Vegas, Nevada	320	11/22/2019	66,500	1,335	88.4%	135	9,685
Bloom	Las Vegas, Nevada	528	11/22/2019	106,500	1,313	92.8%	161	12,611
Torreyana Apartments	Las Vegas, Nevada	316	11/22/2019	68,000	1,479	90.5%	65	11,022
Sedona at Lone Mountain	Las Vegas, Nevada	321	12/11/2025	73,250	1,592	91.6%	—	—
Georgia
The Preserve at Terrell Mill	Marietta, Georgia	752	2/6/2015	58,000	1,296	91.2%	798	10,417
Rockledge Apartments	Marietta, Georgia	708	6/30/2017	113,500	1,481	93.3%	561	9,052
The Adair	Sandy Springs, Georgia	232	4/1/2022	65,500	1,942	95.3%	165	11,370
Tennessee
Brandywine I & II	Nashville, Tennessee	632	9/26/2018	79,800	1,170	91.3%	587	10,444
Arbors of Brentwood	Nashville, Tennessee	346	9/10/2019	62,250	1,415	92.2%	170	9,293
Residences at Glenview Reserve	Nashville, Tennessee	360	7/17/2019	45,000	1,248	93.9%	299	12,809
Arizona
Madera Point	Mesa, Arizona	256	8/5/2015	22,525	1,273	96.1%	282	4,295
The Venue on Camelback	Phoenix, Arizona	415	10/11/2016	44,600	951	92.5%	294	9,837
Bella Vista	Phoenix, Arizona	248	1/28/2019	48,400	1,590	96.4%	209	10,125
The Enclave	Tempe, Arizona	204	1/28/2019	41,800	1,720	94.6%	175	9,725
The Heritage	Phoenix, Arizona	204	1/28/2019	41,900	1,593	92.6%	185	9,170
Fairways at San Marcos	Chandler, Arizona	352	11/2/2020	84,480	1,529	96.0%	190	10,166
Estates on Maryland	Phoenix, Arizona	330	4/1/2022	77,900	1,400	93.9%	144	11,005
North Carolina
The Verandas at Lake Norman	Charlotte, North Carolina	264	6/30/2021	63,500	1,341	94.3%	93	9,578
Creekside at Matthews	Charlotte, North Carolina	240	6/30/2021	58,000	1,461	92.9%	106	8,935
Six Forks Station	Raleigh, North Carolina	323	9/10/2021	74,760	1,347	93.5%	142	11,760
High House at Cary	Cary, North Carolina	302	12/7/2021	93,250	1,466	92.4%	144	11,372
Total		13,305		$2,106,227	$1,492	92.7%	8,887	$9,115

(1)
Average effective monthly rent per unit is equal to the contractual rent for commenced leases as of December 31, 2025 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2025.
(2)
Percent occupied is calculated as the number of units occupied as of December 31, 2025, divided by the total number of units, expressed as a percentage.
(3)
Inclusive of all full and partial interior upgrades completed.
(4)
Inclusive of all full and partial interior upgrades completed and leased as of December 31, 2025.
(5)
Includes the 21 downed units excluded from our 2024-2025 Same Store pool (see Note 4 to our consolidated financial statements).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE and NYSE Texas under the ticker symbol “NXRT.”

Stockholder Information

On February 26, 2026, we had 25,411,252 shares of common stock outstanding held by a total of approximately 730 record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 24, 2022, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 24, 2024 . On October 28, 2024, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026. This authorization replaced the Board’s prior authorization. During the year ended December 31, 2025, the Company repurchased 223,109 shares of its common stock, par value of $0.01 per share, at a total cost of approximately $7.7 million, or $34.29 per share on average. Since the inception of the share repurchase program in June 2016 through December 31, 2025, the Company had repurchased 3,212,415 shares of its common stock, par value $0.01 per share, at a total cost of approximately $94.6 million, or $29.44 per share. During the three months ended December 31, 2025, the Company repurchased zero shares of its common stock as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	3,212,415	$29.44	3,212,415	$77.8
October 1 – October 31	—	—	—	77.8
November 1 – November 30	—	—	—	77.8
December 1 – December 31	—	—	—	77.8
Total as of December 31, 2025	3,212,415	$29.44	3,212,415	$77.8

PERFORMANCE GRAPH

On April 1, 2015, our common stock commenced trading on the NYSE. On August 19, 2025, our common stock commenced trading on NYSE Texas. The following graph compares the cumulative total stockholder return on our common shares for the measurement period commencing December 31, 2020 and ending December 31, 2025 with the cumulative total returns of the Russell 3000 Index, the MSCI U.S. REIT Index (^RMZ) and the Standard & Poor’s U.S. REIT Index. The following graph assumes an investment of $100 on the initial day of the relevant measurement period and that all dividends were reinvested.

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

This section of this Annual Report generally discusses the years ended December 31, 2025 and 2024. A discussion of the year ended December 31, 2023 is available at Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on February 26, 2025.

Overview

As of December 31, 2025, our Portfolio consisted of 36 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,305 units of apartment space that was approximately 92.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,492. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of December 31, 2025, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 9 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the NOI at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 23, 2026 for a one-year term. The Adviser is wholly owned by NexPoint Advisors, L.P. On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to the ATM Program (as defined below). On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated (each as defined below). See Note 7 to our consolidated financial statements.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2025, 2024 and 2023.

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

For information regarding the Bankruptcy Trust Lawsuit and the UBS Lawsuit, see “Item 1A. Risk Factors—The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations” and “Item 1A. Risk Factors—Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.” Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for Adviser Operating Expenses. Under the Advisory Agreement, reimbursement of Adviser Operating Expenses and the Fees paid to our Adviser (including advisory and administrative fees on properties defined in the Advisory Agreement as New Assets) will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain Fees otherwise due. If Fees are waived in a period, the waived Fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future.

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

Casualty loss. Casualty loss includes expenses resulting from damages from an unexpected and unusual event such as a natural disaster. Expenses can include additional payments on insurance premiums, impairment recognized on a property, and other abnormal expenses arising from the related event.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

The year ended December 31, 2025 as compared to the year ended December 31, 2024

The following table sets forth a summary of our operating results for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change
Total revenues	$251,281	$259,701	$(8,420)
Total expenses	(223,349)	(230,387)	7,038
Operating income before gain on sales of real estate	27,932	29,314	(1,382)
Gain on sales of real estate	—	54,246	(54,246)
Operating income	27,932	83,560	(55,628)
Interest expense	(60,735)	(58,477)	(2,258)
Loss on extinguishment of debt and modification costs	—	(24,004)	24,004
Casualty loss	(167)	(626)	459
Equity in earnings of affiliate	257	172	85
Miscellaneous income	559	489	70
Net income (loss)	(32,154)	1,114	(33,268)
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(127)	4	(131)
Net income (loss) attributable to common stockholders	$(32,027)	$1,110	$(33,137)

The change in our net income (loss) between the periods primarily relates to decreases in gain on sales of real estate and rental income of $54.2 million and $8.2 million, respectively, partially offset by a decrease in loss on extinguishment of debt and modification costs of $24.0 million.

Revenues

Rental income. Rental income was $243.7 million for the year ended December 31, 2025 compared to $251.9 million for the year ended December 31, 2024, which was a decrease of approximately $8.2 million. The decrease between the periods was primarily due to our three dispositions in 2024. During the year ended December 31, 2024, the Company sold one property in each of the first, second, and fourth quarters of 2024.

Other income. Other income was $7.5 million for the year ended December 31, 2025 compared to $7.8 million for the year ended December 31, 2024, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a $0.6 million decrease in internet/tech income, offset by a $0.2 million increase in non-refundable fees.

Expenses

Property operating expenses. Property operating expenses were $53.9 million for the year ended December 31, 2025 compared to $56.6 million for the year ended December 31, 2024, which was a decrease of approximately $2.7 million. The decrease between the periods was primarily due to our disposition activity in 2024.

Real estate taxes and insurance. Real estate taxes and insurance costs were $32.4 million for the year ended December 31, 2025 compared to $33.1 million for the year ended December 31, 2024, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to a decrease of $0.7 million in property/liability insurance costs.

Property management fees. Property management fees were $7.2 million for the year ended December 31, 2025 compared to $7.5 million for the year ended December 31, 2024, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a decrease in total revenues, which the fee is primarily based on.

Advisory and administrative fees. Advisory and administrative fees were $6.9 million for the year ended December 31, 2025 compared to $6.9 million for the year ended December 31, 2024, which was flat. For the years ended December 31, 2025 and 2024, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $21.0 million and $21.3 million and are considered permanently waived. Our Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $17.9 million for the year ended December 31, 2025 compared to $19.4 million for the year ended December 31, 2024, which was a decrease of approximately $1.5 million. The decrease was primarily due to decreases in stock compensation expense of $0.7 million, other insurance expense of $0.5 million and professional fees of $0.3 million.

Property general and administrative expenses. Property general and administrative expenses were $9.2 million for the year ended December 31, 2025 compared to $9.2 million for the year ended December 31, 2024, which was flat.

Depreciation and amortization. Depreciation and amortization costs were $95.8 million for the year ended December 31, 2025 compared to $97.8 million for the year ended December 31, 2024, which was a decrease of approximately $2.0 million. The decrease between the periods was due to the dispositions in the prior year.

Other Income and Expense

Interest expense. Interest expense was $60.7 million for the year ended December 31, 2025 compared to $58.5 million for the year ended December 31, 2024, which was an increase of approximately $2.2 million. The increase between the periods was primarily due to an increase in amortization of deferred financing costs of $3.2 million, respectively, for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change
Interest on debt	$82,664	$104,116	$(21,452)
Amortization of deferred financing costs	6,585	3,364	3,221
Interest rate swaps	(29,305)	(48,103)	18,798
Interest rate caps	(170)	(307)	137
Interest rate caps mark-to-market loss (gain)	961	(593)	1,554
Total	$60,735	$58,477	$2,258

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.0 million for the year ended December 31, 2025 compared to $24.0 million for the year ended December 31, 2024, which was a decrease of approximately $24.0 million. The decrease between periods is primarily driven by decreases in prepayment penalties and defeasance costs and write-off of deferred financing costs of $15.5 million and $8.5 million, respectively, due to our refinance activity in 2024 as compared to 2025. During the year ended December 31, 2024, the Company completed a portfolio refinance on 34 of its property mortgages. The following table details the various costs included in loss on extinguishment of debt and modification costs for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change
Prepayment penalties and defeasance costs	$—	$15,486	$(15,486)
Write-off of deferred financing costs	—	8,465	(8,465)
Debt modification and other extinguishment costs	—	53	(53)
Total	$—	$24,004	$(24,004)

Casualty loss. Casualty loss was $0.2 million for the year ended December 31, 2025 compared to $0.6 million for the year ended December 31, 2024. The decrease in casualty loss is attributable to the Company's casualty events and the timing of such events (see Note 4 to our consolidated financial statements).

Miscellaneous income. Miscellaneous income was $0.6 million for the year ended December 31, 2025 compared to $0.5 million for the year ended December 31, 2024, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to more business interruption proceeds received from casualty events (see Note 4).

Gain on sales of real estate. Gain on sales of real estate was $0.0 million for the year ended December 31, 2025 compared to $54.2 million for the year ended December 31, 2024, which was a decrease of approximately $54.2 million. During the year ended December 31, 2025, we did not sell any properties compared to the year ended December 31, 2024, in which we sold three properties for a combined gain of $54.2 million.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (5) corporate income and corporate general and administrative expenses that are not reflective of operations of the properties, (6) other gains and losses that are specific to us including gain (loss) on extinguishment of debt and modification costs, (7) casualty-related expenses/(recoveries) and casualty loss, (8) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (9) equity in earnings of affiliates.

These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income is useful for investors and management because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and 2024-2025 Same Store NOI for the Years Ended December 31, 2025 and 2024

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our 2024-2025 Same Store NOI for the years ended December 31, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31,
		2025	2024
Net income (loss)		$(32,154)	$1,114
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		6,941	6,899
Corporate general and administrative expenses		17,945	19,399
Corporate income		(1,666)	(2,215)
Casualty-related expenses	(1)	264	1,389
Casualty loss		167	626
Property general and administrative expenses	(2)	4,010	3,998
Depreciation and amortization		95,752	97,762
Interest expense		60,735	58,477
Equity in earnings of affiliate		(257)	(172)
Loss on extinguishment of debt and modification costs		—	24,004
Gain on sales of real estate	(3)	—	(54,246)
NOI		$151,737	$157,035
Less Non-Same Store
Revenues		(250)	(5,478)
Operating expenses		104	2,496
Operating income		—	(3)
Same Store NOI		$151,591	$154,050

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

Net Operating Income for Our 2024-2025 Same Store and Non-Same Store Properties for the Years Ended December 31, 2025 and 2024

There are 35 properties encompassing 12,963 units of apartment space in our 2024-2025 Same Store properties. Our 2024-2025 Same Store properties exclude the 21 units that are currently down (see Note 4 to our consolidated financial statements). We consider a property to be a same store property if we held the property during the entirety of both periods.

The properties in our same store pool for the years ended December 31, 2025, 2024 and 2023 are the same as the 2024-2025 same store properties and, accordingly, 2023-2025 Same Store NOI results were the same as 2024-2025 Same Store NOI results.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2025 and 2024 for our 2024-2025 Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$243,489	$246,688	$(3,199)	-1.3%
Other income	5,876	5,320	556	10.5%
Same Store revenues	249,365	252,008	(2,643)	-1.0%
Non-Same Store
Rental income	249	5,173	(4,924)	N/M
Other income	1	305	(304)	N/M
Non-Same Store revenues	250	5,478	(5,228)	N/M
Total revenues	249,615	257,486	(7,871)	-3.1%

Operating expenses
Same Store
Property operating expenses (1)	53,609	53,459	150	0.3%
Real estate taxes and insurance	32,381	32,668	(287)	-0.9%
Property management fees (2)	7,175	7,279	(104)	-1.4%
Property general and administrative expenses (3)	5,168	5,038	130	2.6%
Same Store operating expenses	98,333	98,444	(111)	-0.1%
Non-Same Store
Property operating expenses (4)	45	1,735	(1,690)	N/M
Real estate taxes and insurance	(7)	394	(401)	N/M
Property management fees (2)	8	205	(197)	N/M
Property general and administrative expenses (5)	58	162	(104)	N/M
Non-Same Store operating expenses	104	2,496	(2,392)	N/M
Total operating expenses	98,437	100,940	(2,503)	-2.5%

Operating income
Same Store
Miscellaneous income	559	486	73	15.0%
Non-Same Store
Miscellaneous income	—	3	(3)	N/M
Total operating income	559	489	70	14.3%

NOI
Same Store	151,591	154,050	(2,459)	-1.6%
Non-Same Store	146	2,985	(2,839)	N/M
Total NOI	$151,737	$157,035	$(5,298)	-3.4%

(1)
For the years ended December 31, 2025 and 2024, excludes approximately $1,531,000 and $625,000, respectively, of casualty-related recoveries.
(2)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the OP.
(3)
For the years ended December 31, 2025 and 2024, excludes approximately $3,703,000 and $3,944,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.
(4)
For the years ended December 31, 2025 and 2024, excludes approximately $0 and $16,000, respectively, of casualty-related expenses.
(5)
For the years ended December 31, 2025 and 2024, excludes approximately $307,000 and $54,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net income (loss) to NOI above under “NOI and 2024-2025 Same Store NOI for the Years Ended December 31, 2025 and 2024.”

2024-2025 Same Store Results of Operations for the Years Ended December 31, 2025 and 2024

As of December 31, 2025, our 2024-2025 Same Store properties were approximately 92.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,489. As of December 31, 2024, our 2024-2025 Same Store properties were approximately 94.7% leased with a weighted average monthly effective rent per occupied apartment unit of $1,491. For our 2024-2025 Same Store properties, we recorded the following operating results for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

Revenues

Rental income. Rental income was $243.5 million for the year ended December 31, 2025 compared to $246.7 million for the year ended December 31, 2024, which was a decrease of approximately $3.2 million, or 1.3%. The majority of the decrease is related to a decrease in weighted average occupancy during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Other income. Other income was $5.9 million for the year ended December 31, 2025 compared to $5.3 million for the year ended December 31, 2024, which was an increase of $0.6 million. The increase between periods is primarily attributable to a $0.8 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $53.6 million for the year ended December 31, 2025 compared to $53.5 million for the year ended December 31, 2024, which was an increase of approximately $0.1 million, or 0.3%. The majority of the increase is related to increases in electricity expenses of $0.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $32.4 million for the year ended December 31, 2025 compared to $32.7 million for the year ended December 31, 2024, which was a decrease of approximately $0.3 million, or 0.9%. The majority of the decrease is related to a $0.2 million decrease in property taxes.

Property management fees. Property management fees were $7.2 million for the year ended December 31, 2025 compared to $7.3 million for the year ended December 31, 2024, which was a decrease of approximately $0.1 million, or 1.4%. The majority of the decrease is related to a decrease in total revenues, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $5.2 million for the year ended December 31, 2025 compared to $5.0 million for the year ended December 31, 2024, which was an increase of approximately $0.2 million, or 2.6%. The majority of the increase is related to a $0.1 million increase in marketing expenses.

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

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, loss (gain) on extinguishment of debt and modification costs that are not reflective of continuing operations of the properties, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities. Starting in the third quarter of 2024, the Company adjusted Core FFO to remove (1) the amortization of all deferred financing costs instead of those solely related to short-term debt financing and (2) mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes. Prior periods have been recast to conform to current presentations.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2025 and 2024 (in thousands, except per share amounts):

		For the Year Ended December 31,
		2025	2024	% Change 2025 - 2024
Net income (loss)		$(32,154)	$1,114	N/M
Depreciation and amortization		95,752	97,762	-2.1%
Gain on sales of real estate	(1)	—	(54,246)	N/M
Adjustment for noncontrolling interests		(251)	(176)	42.6%
FFO attributable to common stockholders		63,347	44,454	42.5%

FFO per share - basic		$2.49	$1.74	43.4%
FFO per share - diluted		$2.48	$1.69	46.4%

Loss on extinguishment of debt and modification costs		—	24,004	N/M
Casualty-related expenses		264	1,389	N/M
Casualty loss		167	626	N/M
Amortization of deferred financing costs		6,585	3,364	N/M
Mark-to-market adjustments of interest rate caps		961	(593)	N/M
Adjustment for noncontrolling interests		(31)	(114)	N/M
Core FFO attributable to common stockholders		71,293	73,130	-2.5%

Core FFO per share - basic		$2.81	$2.87	-2.0%
Core FFO per share - diluted		$2.79	$2.79	0.1%

Equity-based compensation expense		9,883	10,543	-6.3%
Adjustment for noncontrolling interests		(39)	(42)	-7.1%
AFFO attributable to common stockholders		81,137	83,631	-3.0%

AFFO per share - basic		$3.20	$3.28	-2.5%
AFFO per share - diluted		$3.18	$3.19	-0.4%

Weighted average common shares outstanding - basic		25,390	25,516	-0.5%
Weighted average common shares outstanding - diluted	(2)	25,554	26,246	-2.6%

Dividends declared per common share		$2.06	$1.90	8.6%

Net income Coverage - diluted	(3)	-0.61x	0.02x	N/M
FFO Coverage - diluted	(3)	1.20x	0.89x	34.8%
Core FFO Coverage - diluted	(3)	1.35x	1.47x	-7.8%
AFFO Coverage - diluted	(3)	1.54x	1.68x	-8.2%

(1)
$31.5 million with a related party for the year ended December 31, 2024.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO.
(3)
Indicates coverage ratio of net income (loss)/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2025 as compared to the year ended December 31, 2024

FFO was $63.3 million for the year ended December 31, 2025 compared to $44.5 million for the year ended December 31, 2024, which was an increase of approximately $18.8 million. The change in our FFO between the periods primarily relates to a decrease in gain on sales of real estate of $54.2 million offset by a decrease in net income of $33.2 million.

Core FFO was $71.3 million for the year ended December 31, 2025 compared to $73.1 million for the year ended December 31, 2024, which was a decrease of approximately $1.8 million. The change in our Core FFO between the periods primarily relates to a decrease in loss on extinguishment of debt and modification costs of $24.0 million, partially offset by an increase in FFO and amortization of deferred financing costs of $18.8 million and $3.2 million.

AFFO was $81.1 million for the year ended December 31, 2025 compared to $83.6 million for the year ended December 31, 2024, which was a decrease of approximately $2.5 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO of $1.8 million and a decrease in equity-based compensation expense of $0.7 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term cash requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Credit Facility (as defined below). As of December 31, 2025, we had approximately $8.3 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2025. We believe that our sources of long-term cash will be sufficient for our needs thereafter.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$83,589	$73,573
Net cash provided by (used in) investing activities	(115,750)	130,619
Net cash provided by (used in) financing activities	23,424	(195,554)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,737)	8,638
Cash, cash equivalents and restricted cash, beginning of year	53,917	45,279
Cash, cash equivalents and restricted cash, end of year	$45,180	$53,917

The year ended December 31, 2025 as compared to the year ended December 31, 2024

Cash flows from operating activities. During the year ended December 31, 2025, net cash provided by operating activities was $83.6 million compared to net cash provided by operating activities of $73.6 million for the year ended December 31, 2024. The change in cash flows from operating activities was mainly due to a decrease on gain on sales of real estate of $54.2 million, offset by a decreases in amortization/write-off of deferred financing costs of $21.0 million and net cash received on derivative settlements of $22.2 million.

Cash flows from investing activities. During the year ended December 31, 2025, net cash used in investing activities was $115.8 million compared to net cash provided by investing activities of $130.6 million for the year ended December 31, 2024. The change in cash flows from investing activities was mainly due to a decrease in net proceeds from sales of real estate of $165.7 million and partially offset by a decrease in acquisitions of real estate investments of $73.3 million.

Cash flows from financing activities. During the year ended December 31, 2025, net cash provided by financing activities was $23.4 million compared to net cash used in financing activities of $195.6 million for the year ended December 31, 2024. The change in cash flows from financing activities was mainly due to increases in mortgage payments, credit facilities proceeds received, credit facilities payments and prepayment penalties on extinguished debt of $1.5 billion, $90.0 million, $24.0 million and $15.5 million, partially offset by a decrease in mortgage proceeds received of $1.4 billion.

Real Estate Investments Statistics

As of December 31, 2025, the Company was invested in a total of 36 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit as of December 31,*(1)		% Occupied as of December 31,*(2)
Property Name	Rentable Square Footage (in thousands)*	Number of Units*(3)	Date Acquired	2025	2024	2025	2024
Arbors on Forest Ridge	155	210	1/31/2014	$1,136	$1,121	96.2%	98.6%
Cutter's Point	198	196	1/31/2014	1,428	1,370	91.3%	98.5%
The Summit at Sabal Park	205	252	8/20/2014	1,368	1,370	93.3%	94.4%
Courtney Cove	225	324	8/20/2014	1,323	1,249	90.4%	92.9%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,650	1,671	93.8%	94.0%
Cornerstone	318	430	1/15/2015	1,382	1,435	90.0%	94.4%
The Preserve at Terrell Mill	692	752	2/6/2015	1,296	1,282	91.2%	94.3%
Versailles	301	388	2/26/2015	1,105	1,130	85.8%	96.1%
Seasons 704 Apartments	217	222	4/15/2015	1,830	1,818	95.9%	95.0%
Madera Point	193	256	8/5/2015	1,273	1,311	96.1%	93.8%
Venue at 8651	289	333	10/30/2015	1,152	1,160	95.8%	95.5%
Parc500	266	217	7/27/2016	1,941	1,879	95.9%	96.3%
The Venue on Camelback	256	415	10/11/2016	951	981	92.5%	92.8%
Rockledge Apartments	802	708	6/30/2017	1,481	1,488	93.3%	94.3%
Atera Apartments	334	380	10/25/2017	1,470	1,487	92.4%	95.0%
Versailles II	199	242	9/26/2018	1,092	1,064	86.4%	96.7%
Brandywine I & II	414	632	9/26/2018	1,170	1,204	91.3%	94.6%
Bella Vista	243	248	1/28/2019	1,590	1,712	96.4%	89.9%
The Enclave	194	204	1/28/2019	1,720	1,782	94.6%	93.6%
The Heritage	199	204	1/28/2019	1,593	1,676	92.6%	94.6%
Summers Landing	139	196	6/7/2019	1,170	1,198	88.7%	95.4%
Residences at Glenview Reserve	344	360	7/17/2019	1,248	1,248	93.9%	95.3%
Residences at West Place	345	342	7/17/2019	1,591	1,586	92.7%	95.0%
Avant at Pembroke Pines	1,442	1520	8/30/2019	2,233	2,199	94.1%	95.3%
Arbors of Brentwood	325	346	9/10/2019	1,415	1,458	92.2%	93.1%
Torreyana Apartments	309	316	11/22/2019	1,479	1,444	90.5%	95.9%
Bloom	498	528	11/22/2019	1,313	1,276	92.8%	94.7%
Bella Solara	271	320	11/22/2019	1,335	1,328	88.4%	93.1%
Fairways at San Marcos	340	352	11/2/2020	1,529	1,574	96.0%	95.7%
The Verandas at Lake Norman	241	264	6/30/2021	1,341	1,343	94.3%	98.1%
Creekside at Matthews	263	240	6/30/2021	1,461	1,423	92.9%	95.8%
Six Forks Station	360	323	9/10/2021	1,347	1,359	93.5%	93.2%
High House at Cary	293	302	12/7/2021	1,466	1,498	92.4%	92.1%
The Adair	328	232	4/1/2022	1,942	1,995	95.3%	91.4%
Estates on Maryland	324	330	4/1/2022	1,400	1,430	93.9%	95.5%
Sedona at Lone Mountain	354	321	12/11/2025	1,592	—	91.6%	—
	12,247	13,305

(1)
Average effective monthly rent per unit is equal to the contractual rent for commenced leases as of December 31, 2025 and December 31, 2024, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2025 and December 31, 2024, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of December 31, 2025 and 2024, divided by the total number of units, expressed as a percentage.
(3)
Includes 22 down units due to casualty events as of December 31, 2025 (see Note 4 to our consolidated financial statements).

Debt, Derivatives and Hedging Activity

Mortgage Debt

Interest rates for mortgage debt is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is the Secured Overnight Financing Rate (“SOFR”). Loans that transitioned from the London Inter-Bank Offered Rate ("LIBOR") to SOFR include a 0.11448% adjustment to SOFR for the all-in rate ("Adjusted SOFR"). As of December 31, 2025, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.6 billion at a weighted average interest rate of 4.86% and an adjusted weighted average interest rate of 3.28%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.36% for Adjusted SOFR on our combined $0.9 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.9 billion of our floating rate mortgage debt. See Notes 5 and 6 for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2025, interest rate swap agreements effectively covered 62% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of December 31, 2025, interest rate cap agreements covered $1.5 billion of our $1.5 billion of floating rate mortgage debt outstanding, which effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 7.98%.

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

Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of December 31, 2025 and 2024, the Company had $0.0 million and $350.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, though the OP, entered into a $200.0 million revolving credit facility with JPM and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility. As of December 31, 2025, the Company had $108.0 million available for borrowing under the Credit Facility, $90.0 million drawn under the Credit Facility and a $2.0 million letter of credit outstanding.

The Credit Facility is guaranteed by the Company and the obligations under the Credit Facility are, subject to some exceptions, secured by a security interest in the proceeds of all equity offerings and other capital events by the Company, the OP or their subsidiaries and an equity pledge of each subsidiary of the OP that owns an interest in a mortgaged property.

Advances under the Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either (i) daily SOFR plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, (ii) term SOFR for the interest period plus a margin of 1.50% to 2.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter, or (iii) a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5%, or (c) one-month term SOFR plus 1.0%, plus a margin of 0.50% to 1.25%, depending on the Company’s total leverage ratio in the immediately preceding quarter.

A commitment fee at a rate of 0.20% or 0.30%, depending on the average daily revolving commitment utilization percentage for the calendar quarter, applies to unutilized borrowing capacity under the Credit Facility.

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of December 31, 2025, the Company believes it is compliant with all provisions of the Credit Facility.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank, one with JPM and one with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $0.9 billion which are effective as of December 31, 2025. As of December 31, 2025, the interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to $0.9 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR, other than the JPM swap which is based on SOFR, to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
March 4, 2020	June 1, 2026	Truist	100,000	0.820%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
April 3, 2025	April 1, 2030	JPM	100,000	3.489%
			$917,500	1.361%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR and SOFR. As of December 31, 2025, Adjusted SOFR and SOFR were 3.94% and 3.79%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2025 for the next five calendar years subsequent to December 31, 2025. We used SOFR as of December 31, 2025 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2026	2027	2028	2029	2030	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,503,242	$—	$—	$33,817	$—	$—	$1,469,425
Interest expense	(1)	383,407	53,068	64,161	66,712	68,223	70,888	60,355
Total		$1,886,649	$53,068	$64,161	$100,529	$68,223	$70,888	$1,529,780
Credit Facility
Principal payments		$90,000	$—	$—	$90,000	$—	$—	$—
Interest expense		12,002	4,910	4,698	2,394	—	—	—
Total		$102,002	$4,910	$4,698	$92,394	$—	$—	$—

Total contractual obligations and commitments		$1,988,651	$57,978	$68,859	$192,923	$68,223	$70,888	$1,529,780

(1)
Interest expense obligations include the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of December 31, 2025, we had entered into seven interest rate swap transactions with a combined notional amount of $0.9 billion and one forward rate swap agreement with a notional amount of approximately $0.1 billion. We have allocated the total impact of expected settlements on the $1.0 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used the applicable reference rate as of December 31, 2025 to determine our expected settlements through the terms of the interest rate swaps.

Credit Facility

The Credit Facility will mature on June 30, 2028 with respect to the revolving commitments, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. See Note 5 to our consolidated financial statements.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets are subject to an annual cap of approximately $5.4 million. For the years ended December 31, 2025 and 2024, the Company incurred advisory and administrative fees of $6.9 million and $6.9 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential development funding is expected to be no more than 10% of the total project costs. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. As of December 31, 2025, the Company has funded approximately $0.9 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the year ended December 31, 2025, the Company incurred expenses of $3.2 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of December 31, 2025, we had approximately $8.3 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will complete approximately 12,984 planned interior rehabs. The following table sets forth a summary of our capital expenditures related to our value-add program for the years ended December 31, 2025, 2024 and 2023 (in thousands):

		For the Year Ended December 31,
Rehab Expenditures		2025	2024	2023
Interior	(1)	$5,951	$4,760	$25,504
Exterior and common area		283	$2,202	11,730
Total rehab expenditures		$6,234	$6,962	$37,234

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the years ended December 31, 2025, 2024 and 2023, we completed full and partial interior rehabs on 1,518, 388 and 2,703 units, respectively.

REIT Tax Election and Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2015, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the years ended December 31, 2025, 2024 and 2023.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2025 of $0.53 per share on October 27, 2025, which was paid on December 31, 2025 to stockholders of record on December 15, 2025, and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 6 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The fair value of land is estimated using valuation techniques appropriate for the specific property type, including the sales comparison approach, which reflects publicly available comparable land sales used to determine the fair value of land. The fair value of building assets is estimated using valuation methods that include a replacement cost new less depreciation approach and a residual value derived from a discounted cash flow analysis. These approaches reflect the estimated cost to replace the asset, adjusted for depreciation, as well as the building’s contribution to the property’s income generating potential. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed. The Company allocates the purchase consideration to land, building, intangible lease assets, and other assets based on their relative fair values as part of the overall purchase price allocation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of December 31, 2025, we had total indebtedness of $1.6 billion at a weighted average interest rate of 4.90%, of which $1.6 billion was debt with a floating interest rate. The interest rate swap agreements we have entered into effectively fix the interest rate on 62% of our $1.5 billion of floating rate mortgage debt outstanding (see below). As of December 31, 2025, the adjusted weighted average interest rate of our total indebtedness was 3.39%. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.36% for the floating rate on the $0.9 billion notional amount of interest rate swap agreements that we have entered into as of December 31, 2025, which effectively fix the interest rate on $0.9 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of December 31, 2025, the interest rate cap agreements we have entered into effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 7.98% for the term of the agreements, which is generally three to four years.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with the Counterparties with a combined notional amount of $0.9 billion, and one forward rate swap agreement with a notional amount of approximately $0.1 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to that amount with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR or SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of December 31, 2025, of the amounts illustrated in the table below for our indebtedness as of December 31, 2025 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,600
0.50%	3,200
0.75%	4,800
1.00%	6,400

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

3.2

Amended and Restated Bylaws of NexPoint Residential Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023)

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022)

10.1

Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 1, 2017)

10.2

First Amendment to Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2019)

10.3

Second Amendment to Amended and Restated Limited Partnership Agreement of NexPoint Residential Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-k for the year ended December 31, 2024, filed with the SEC on February 26, 2025)

10.4

Advisory Agreement by and among NexPoint Residential Trust, Inc., NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.5

Amendment to Advisory Agreement, dated June 15, 2016, by and among the Company, NexPoint Residential Trust Operating Partnership, L.P. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.6

Registration Rights Agreement by and between NexPoint Residential Trust, Inc. and NexPoint Real Estate Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015)

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed with the SEC on January 9, 2015)

10.8†	NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the SEC on June 15, 2016)

10.9†	NexPoint Residential Trust, Inc. 2025 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).

10.10†

Form of Restricted Stock Units Agreement (Officers) for award agreements entered into in 2022 and 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 2, 2025)

10.11†

Form of Restricted Stock Units Agreement (Officers) for award agreements entered into in 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 3, 2024)

10.12†

Form of Restricted Stock Units Agreement (Employee) for award agreements entered into in 2025 and after (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 30, 2025)

10.13†

Form of Restricted Stock Units Agreement (Director) for award agreements entered into in 2025 and after (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 30, 2025)

10.14	Form of Easement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.15	Form of Onboarding Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on July 30, 2021)

10.16†

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

10.17

Credit Agreement, by and among NexPoint Residential Trust Operating Partnership, L.P., as borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

19.1*	Insider Trading Policy of the Company
21.1*	List of Subsidiaries of NexPoint Residential Trust, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

97.1	Clawback Policy of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*104*	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

† Management contract, compensatory plan or other arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

/s/ James Dondero
February 26, 2026	James Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Dondero	President and Director	February 26, 2026
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	February 26, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Mitts	Director	February 26, 2026
Brian Mitts

/s/ Edward Constantino	Director	February 26, 2026
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 26, 2026
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 26, 2026
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	February 26, 2026
Dr. Carol Swain
/s/ Catherine Wood	Director	February 26, 2026
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

NexPoint Residential Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Residential Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of real estate investments for impairment

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company evaluates the recoverability of its real estate investments whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Company’s analysis evaluates the recoverability of such real estate investments based on estimated undiscounted future cash flows including estimated liquidation value. The key inputs into the Company’s impairment analysis include the expected holding period, estimated net operating income, and estimated capitalization rate. The Company provides for impairment if such estimated undiscounted future cash flows are insufficient to recover the carrying amount of the real estate investment. As disclosed in Note 4 to the consolidated financial statements, the Company had $1.8 billion in real estate investments as of December 31, 2025.

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

Allocation of purchase price to land in an asset acquisition

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired one property for $73.3 million and accounted for it as an asset acquisition during the year ended December 31, 2025. The purchase price of the asset acquisition was allocated to the assets acquired based on their relative fair values.

We identified the evaluation of the allocation of the purchase price to land in the asset acquisition as a critical audit matter. Specifically, there was a high degree of subjective auditor judgment and specialized skills and knowledge involved in evaluating the relevance of comparable land sales used by the Company to determine the fair value of land.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Residential Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexPoint Residential Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule III Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas

February 26, 2026

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Operating Real Estate Investments
Land	$371,656	$359,819
Buildings and improvements	1,812,311	1,738,677
Intangible lease assets	1,052	—
Construction in progress	8,535	1,267
Furniture, fixtures, and equipment	224,661	202,029
Total Gross Operating Real Estate Investments	2,418,215	2,301,792
Accumulated depreciation and amortization	(604,321)	(508,569)
Total Net Real Estate Investments	1,813,894	1,793,223
Cash and cash equivalents	13,704	23,148
Restricted cash	31,476	30,769
Accounts receivable, net	9,059	12,337
Prepaid and other assets	4,852	6,102
Fair value of interest rate swaps	13,434	41,841
TOTAL ASSETS	$1,886,419	$1,907,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,469,410	$1,463,650
Credit facility, net	88,102	—
Accounts payable and other accrued liabilities	11,554	11,351
Accrued real estate taxes payable	5,251	4,260
Accrued interest payable	7,053	7,630
Security deposit liability	2,980	2,954
Prepaid rents	1,170	1,425
Fair value of interest rate swaps	475	—
Total Liabilities	$1,585,995	$1,491,270

Redeemable noncontrolling interests in the OP	4,928	5,782

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,364,470 and 25,403,537 shares issued and outstanding, respectively	254	254
Additional paid-in capital	406,628	407,429
Accumulated loss less dividends	(123,409)	(38,030)
Accumulated other comprehensive income	12,023	40,715
Total Stockholders' Equity	295,496	410,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,886,419	$1,907,420

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$243,738	$251,861	$270,078
Other income	7,543	7,840	7,448
Total revenues	251,281	259,701	277,526
Expenses
Property operating expenses	53,918	56,583	57,838
Real estate taxes and insurance	32,374	33,062	36,847
Property management fees (1)	7,183	7,484	8,069
Advisory and administrative fees (2)	6,941	6,899	7,645
Corporate general and administrative expenses	17,945	19,399	17,146
Property general and administrative expenses	9,236	9,198	9,543
Depreciation and amortization	95,752	97,762	95,186
Total expenses	223,349	230,387	232,274
Operating income before gain on sales of real estate	27,932	29,314	45,252
Gain on sales of real estate (3)	—	54,246	67,926
Operating income	27,932	83,560	113,178
Interest expense	(60,735)	(58,477)	(67,106)
Loss on extinguishment of debt and modification costs	—	(24,004)	(2,409)
Casualty loss	(167)	(626)	(856)
Gain on forfeited deposits	—	—	250
Equity in earnings of affiliate	257	172	205
Miscellaneous income	559	489	1,171
Net income (loss)	(32,154)	1,114	44,433
Net income (loss) attributable to redeemable noncontrolling interests in the OP	(127)	4	169
Net income (loss) attributable to common stockholders	$(32,027)	$1,110	$44,264
Other comprehensive loss
Unrealized losses on interest rate derivatives	(28,805)	(29,265)	(32,413)
Total comprehensive income (loss)	(60,959)	(28,151)	12,020
Comprehensive income (loss) attributable to redeemable noncontrolling interests in the OP	(240)	(111)	46
Comprehensive income (loss) attributable to common stockholders	$(60,719)	$(28,040)	$11,974

Weighted average common shares outstanding - basic	25,390	25,516	25,654
Weighted average common shares outstanding - diluted	25,390	26,246	26,245

Earnings (loss) per share - basic	$(1.26)	$0.04	$1.73
Earnings (loss) per share - diluted	$(1.26)	$0.04	$1.69

(1)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the Company’s OP (see Note 9).
(2)
Fees incurred to the Adviser (see Note 10).
(3)
$31.5 million with a related party for the year ended December 31, 2024 (see Note 10).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2022	—	$—	25,549,319	$255	$405,376	$11,880	$102,155	$—	$519,666
Net income attributable to common stockholders	—	—	—	—	—	44,264	—	—	44,264
Vesting of stock-based compensation	—	—	124,994	1	7,569	—	—	—	7,570
Common stock dividends declared ($1.72 per share)	—	—	—	—	—	(45,178)	—	—	(45,178)
Other comprehensive loss	—	—	—	—	—	—	(32,290)	—	(32,290)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	65	527	—	—	592
Balances, December 31, 2023	—	$—	25,674,313	$256	$413,010	$11,493	$69,865	$—	$494,624
Net income attributable to common stockholders	—	—	—	—	—	1,110	—	—	1,110
Repurchase of common stock	—	—	—	—	—	—	—	(14,573)	(14,573)
Retirement of common stock held in treasury	—	—	(438,678)	(4)	(14,569)	—	—	14,573	—
Vesting of stock-based compensation	—	—	167,902	2	8,988	—	—	—	8,990
Common stock dividends declared ($1.90)	—	—	—	—	—	(49,790)	—	—	(49,790)
Other comprehensive loss	—	—	—	—	—	—	(29,150)	—	(29,150)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(843)	—	—	(843)
Balances, December 31, 2024	—	$—	25,403,537	$254	$407,429	$(38,030)	$40,715	$—	$410,368
Net loss attributable to common stockholders	—	—	—	—	—	(32,027)	—	—	(32,027)
Repurchase of common stock	—	—	—	—	—	—	—	(7,657)	(7,657)
Retirement of common stock held in treasury	—	—	(223,109)	(2)	(7,655)	—	—	7,657	—
Vesting of stock-based compensation	—	—	184,042	2	6,854	—	—	—	6,856
Common stock dividends declared ($2.06)	—	—	—	—	—	(53,755)	—	—	(53,755)
Other comprehensive loss	—	—	—	—	—	—	(28,692)	—	(28,692)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	403	—	—	403
Balances, December 31, 2025	—	$—	25,364,470	$254	$406,628	$(123,409)	$12,023	$—	$295,496

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(32,154)	$1,114	$44,433
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate (1)	—	(54,246)	(67,926)
Depreciation and amortization	95,752	97,762	95,186
Amortization/write-off of deferred financing costs and debt prepayment penalties	6,353	27,317	5,354
Change in fair value on derivative instruments included in interest expense	(28,282)	(49,003)	(46,233)
Net cash received on derivative settlements	31,104	53,295	49,699
Amortization/write-off of fair market value adjustment of assumed debt	(106)	(106)	(108)
Provision for bad debts, net	1,584	3,741	8,652
Vesting of stock-based compensation	9,883	10,543	9,286
Insurance proceeds received for business interruption	982	803	936
Equity in earnings of affiliate	(257)	(172)	(205)
Gain on forfeited deposits	—	—	(250)
Casualty loss (gain)	(407)	896	(2,842)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(646)	(4,010)	(8,090)
Prepaid and other assets	234	(808)	(15)
Operating liabilities	(1,442)	(6,583)	4,706
Real estate taxes payable	991	(6,970)	3,998
Net cash provided by operating activities	83,589	73,573	96,581

Cash flows from investing activities
Net proceeds from sales of real estate	—	165,703	117,779
Forfeited deposits	—	—	250
Net insurance proceeds received from casualty losses	147	2,173	4,894
Additions to real estate investments	(42,557)	(37,257)	(71,415)
Acquisitions of real estate investments	(73,340)	—	415
Net cash provided by (used in) investing activities	(115,750)	130,619	51,923

Cash flows from financing activities
Mortgage proceeds received	—	1,433,889	42,788
Mortgage payments	—	(1,517,418)	(98,580)
Credit facilities proceeds received	90,000	—	—
Credit facilities payments	—	(24,000)	(50,500)
Deferred financing costs received (paid)	(2,277)	(5,400)	1,001
Interest rate cap fees paid	—	(1,556)	(592)
Prepayment penalties on extinguished debt	—	(15,486)	(2,370)
Payments for taxes related to net share settlement of stock-based compensation	(2,387)	(1,510)	(1,716)
Cash settlement of stock-based compensation	(519)	—	—
Redemption of redeemable noncontrolling interests in the OP	—	—	(70)
Repurchase of common stock	(7,657)	(14,573)	—
Dividends paid to common stockholders	(53,525)	(49,304)	(44,801)
Distributions to redeemable noncontrolling interest in the OP	(211)	(196)	(184)
Net cash provided by (used in) financing activities	23,424	(195,554)	(155,024)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,737)	8,638	(6,520)
Cash, cash equivalents and restricted cash, beginning of year	53,917	45,279	51,799
Cash, cash equivalents and restricted cash, end of year	$45,180	$53,917	$45,279

(1)
$31.5 million with a related party for the year ended December 31, 2024 (see Note 10).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$83,347	$105,991	$109,049
Supplemental Disclosure of Noncash Activities
Issuance of operating partnership units for purchase of noncontrolling interests	—	—	415
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	403	(843)	592
Capitalized construction costs included in accounts payable and other accrued liabilities	3,332	3,024	5,789
Change in fair value on derivative instruments designated as hedges	(28,805)	(29,265)	(32,413)
Liabilities assumed from acquisitions	218	—	—
Increase in dividends payable upon vesting of restricted stock units	230	486	377
Write-off of assets due to casualty losses	—	1,140	1,897
Write-off of deferred financing costs	—	8,465	483

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company”, “we”, “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of December 31, 2025, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 9 to our consolidated financial statements).

The Company is externally managed by NexPoint Real Estate Advisors, L.P. (the “Adviser”), through an agreement dated March 16, 2015, as amended, and renewed on February 23, 2026 for a one-year term (the “Advisory Agreement”), by and among the Company, the OP and the Adviser. The Adviser conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of directors (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2025.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 6 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The fair value of land is estimated using valuation techniques appropriate for the specific property type, including the sales comparison approach, which reflects publicly available comparable land sales used to determine the fair value of land. The fair value of building assets is estimated using valuation methods that include a replacement cost new less depreciation approach and a residual value derived from a discounted cash flow analysis. These approaches reflect the estimated cost to replace the asset, adjusted for depreciation, as well as the building’s contribution to the property’s income generating potential. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed. The Company allocates the purchase consideration to land, building, intangible lease assets, and other assets based on their relative fair values as part of the overall purchase price allocation.

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

Impairment

Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the expected holding period, estimated net operating income, and estimated capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate investments based on estimated future cash flows inclusive of the estimated liquidation value of such real estate investments, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate investment. If impaired, the real estate investment will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property for, net operating income, and the estimated capitalization rate for each respective real estate investment. For the years ended December 31, 2025, 2024 and 2023, the Company has not recorded any impairment on its real estate investments.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2025 and 2024, there were no properties held for sale, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2015, and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to U.S. federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRSs for the years ended December 31, 2025, 2024 and 2023.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company would also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2025 and 2024, the Company believes it is in compliance with all applicable REIT requirements.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2025 and 2024. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU-2023-09”), which introduced enhancements to income tax disclosures. The Company adopted this new standard beginning with the 2025 annual reporting, which did not have a material impact on its consolidated financial statements.

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

Additionally, the Company has in the past and may in the future enter into purchase and sale transactions structured as reverse like-kind exchanges (“Reverse 1031 Exchanges”) under Section 1031 of the Code. For a Reverse 1031 Exchange in which the Company purchases a new property prior to selling the property to be matched in the like-kind exchange (the Company refers to the new property being acquired in the Reverse 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by an Exchange Accommodation Titleholder (“EAT”) engaged to execute the Reverse 1031 Exchange until the sale transaction and the Reverse 1031 Exchange are completed. The EAT is classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT’s economic performance and the Company retains all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the Reverse 1031 Exchange. As such, the Parked Assets are included in the Company’s consolidated financial statements as VIEs until legal title and control is transferred to the Company upon completion of the Reverse 1031 Exchange at which time they will be consolidated as wholly owned subsidiaries.

As of December 31, 2025 and 2024, the Company, through the OP and the wholly owned TRS, owned 36 and 35 properties, respectively, through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of December 31, 2025 and 2024:

			Effective Ownership Percentage at December 31,
Property Name	Location	Year Acquired	2025	2024
Arbors on Forest Ridge	Bedford, Texas	2014	100%	100%
Cutter's Point	Richardson, Texas	2014	100%	100%
The Summit at Sabal Park	Tampa, Florida	2014	100%	100%
Courtney Cove	Tampa, Florida	2014	100%	100%
Sabal Palm at Lake Buena Vista	Orlando, Florida	2014	100%	100%
Cornerstone	Orlando, Florida	2015	100%	100%
The Preserve at Terrell Mill	Marietta, Georgia	2015	100%	100%
Versailles	Dallas, Texas	2015	100%	100%
Seasons 704 Apartments	West Palm Beach, Florida	2015	100%	100%
Madera Point	Mesa, Arizona	2015	100%	100%
Venue at 8651	Fort Worth, Texas	2015	100%	100%
Parc500	West Palm Beach, Florida	2016	100%	100%
The Venue on Camelback	Phoenix, Arizona	2016	100%	100%
Rockledge Apartments	Marietta, Georgia	2017	100%	100%
Atera Apartments	Dallas, Texas	2017	100%	100%
Versailles II	Dallas, Texas	2018	100%	100%
Brandywine I & II	Nashville, Tennessee	2018	100%	100%
Bella Vista	Phoenix, Arizona	2019	100%	100%
The Enclave	Tempe, Arizona	2019	100%	100%
The Heritage	Phoenix, Arizona	2019	100%	100%
Summers Landing	Fort Worth, Texas	2019	100%	100%
Residences at Glenview Reserve	Nashville, Tennessee	2019	100%	100%
Residences at West Place	Orlando, Florida	2019	100%	100%
Avant at Pembroke Pines	Pembroke Pines, Florida	2019	100%	100%
Arbors of Brentwood	Nashville, Tennessee	2019	100%	100%
Torreyana Apartments	Las Vegas, Nevada	2019	100%	100%
Bloom	Las Vegas, Nevada	2019	100%	100%
Bella Solara	Las Vegas, Nevada	2019	100%	100%
Fairways at San Marcos	Chandler, Arizona	2020	100%	100%
The Verandas at Lake Norman	Charlotte, North Carolina	2021	100%	100%
Creekside at Matthews	Charlotte, North Carolina	2021	100%	100%
Six Forks Station	Raleigh, North Carolina	2021	100%	100%
Hudson High House	Cary, North Carolina	2021	100%	100%
The Adair	Sandy Springs, Georgia	2022	100%	100%
Estates on Maryland	Phoenix, Arizona	2022	100%	100%
Sedona at Lone Mountain	Las Vegas, Nevada	2025	100%	—	(1)

(1)
Property purchased in 2025. The EAT that directly owned Sedona at Lone Mountain was consolidated as a VIE at December 31, 2025 giving the Company an effective 100% ownership interest. Legal title will transfer to the Company upon completion of the reverse 1031 Exchange. Upon the transfer of title, the EAT that directly owned the property will no longer be considered a VIE.

4. Real Estate Investments

As of December 31, 2025, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$12,173	$—	$—	$2,709	$17,212
Cutter's Point	3,330	14,903	—	—	7,205	25,438
The Summit at Sabal Park	5,770	15,503	—	—	3,683	24,956
Courtney Cove	5,880	15,675	—	—	5,167	26,722
Sabal Palm at Lake Buena Vista	7,558	45,626	—	—	6,476	59,660
Cornerstone	1,500	31,826	—	17	6,275	39,618
The Preserve at Terrell Mill	10,170	55,625	—	11	17,371	83,177
Versailles	6,720	23,226	—	—	7,188	37,134
Seasons 704 Apartments	7,480	17,070	—	—	5,085	29,635
Madera Point	4,920	18,515	—	—	4,270	27,705
Venue at 8651	2,350	20,055	—	1	5,205	27,611
Parc500	3,860	22,534	—	3	6,256	32,653
The Venue on Camelback	8,340	39,367	—	75	7,172	54,954
Rockledge Apartments	17,451	102,641	—	5,489	14,478	140,059
Atera Apartments	22,371	39,196	—	—	4,237	65,804
Versailles II	4,124	21,423	—	12	3,464	29,023
Brandywine I & II	6,237	75,911	—	33	11,613	93,794
Bella Vista	10,942	37,672	—	—	4,593	53,207
The Enclave	11,046	30,909	—	—	4,082	46,037
The Heritage	6,835	35,505	—	—	4,212	46,552
Summers Landing	1,798	19,470	—	14	1,968	23,250
Residences at Glenview Reserve	3,367	44,346	—	—	7,514	55,227
Residences at West Place	3,345	53,958	—	20	5,830	63,153
Avant at Pembroke Pines	48,436	288,376	—	22	28,927	365,761
Arbors of Brentwood	6,346	57,943	—	—	4,742	69,031
Torreyana Apartments	23,824	44,393	—	—	2,899	71,116
Bloom	23,803	84,113	—	6	6,525	114,447
Bella Solara	12,605	52,796	—	2,490	4,156	72,047
Fairways at San Marcos	10,993	73,341	—	—	5,319	89,653
The Verandas at Lake Norman	9,510	54,100	—	—	3,016	66,626
Creekside at Matthews	11,515	46,271	—	—	3,789	61,575
Six Forks Station	11,357	65,736	—	300	5,245	82,638
High House at Cary	23,809	69,108	—	42	4,778	97,737
The Adair	8,344	57,735	—	—	3,731	69,810
Estates on Maryland	11,553	65,684	—	—	4,381	81,618
Sedona at Lone Mountain	11,837	59,586	1,052	—	1,100	73,575
	$371,656	$1,812,311	$1,052	$8,535	$224,661	$2,418,215
Accumulated depreciation and amortization	—	(416,950)	(119)	—	(187,252)	(604,321)
Total Operating Properties	$371,656	$1,395,361	$933	$8,535	$37,409	$1,813,894

As of December 31, 2024, the major components of the Company’s investments in multifamily properties were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Arbors on Forest Ridge	$2,330	$12,078	$—	$2,553	$16,961
Cutter's Point	3,330	14,777	—	6,954	25,061
The Summit at Sabal Park	5,770	15,138	26	3,088	24,022
Courtney Cove	5,880	15,217	71	4,493	25,661
Sabal Palm at Lake Buena Vista	7,558	45,175	—	5,709	58,442
Cornerstone	1,500	31,286	22	5,758	38,566
The Preserve at Terrell Mill	10,170	54,334	—	16,264	80,768
Versailles	6,720	22,977	—	6,504	36,201
Seasons 704 Apartments	7,480	16,241	15	4,561	28,297
Madera Point	4,920	18,390	—	4,031	27,341
Venue at 8651	2,350	19,953	1	4,961	27,265
Parc500	3,860	21,989	—	5,836	31,685
The Venue on Camelback	8,340	38,962	41	6,620	53,963
Rockledge Apartments	17,451	102,013	548	13,063	133,075
Atera Apartments	22,371	39,054	—	3,866	65,291
Versailles II	4,124	21,328	54	3,133	28,639
Brandywine I & II	6,237	75,329	—	10,385	91,951
Bella Vista	10,942	37,482	—	4,345	52,769
The Enclave	11,046	30,760	—	3,861	45,667
The Heritage	6,835	35,284	8	3,942	46,069
Summers Landing	1,798	19,218	—	1,774	22,790
Residences at Glenview Reserve	3,367	43,187	—	6,482	53,036
Residences at West Place	3,345	53,708	—	5,022	62,075
Avant at Pembroke Pines	48,436	287,102	78	24,956	360,572
Arbors of Brentwood	6,346	56,881	8	4,038	67,273
Torreyana Apartments	23,824	44,290	—	2,696	70,810
Bloom	23,803	83,832	14	6,269	113,918
Bella Solara	12,605	52,686	274	3,849	69,414
Fairways at San Marcos	10,993	73,175	—	4,795	88,963
The Verandas at Lake Norman	9,510	54,002	14	2,770	66,296
Creekside at Matthews	11,515	46,171	—	3,482	61,168
Six Forks Station	11,357	65,130	6	4,816	81,309
High House at Cary	23,809	68,654	87	4,019	96,569
The Adair	8,344	57,399	—	3,301	69,044
Estates on Maryland	11,553	65,475	—	3,833	80,861
	$359,819	$1,738,677	$1,267	$202,029	$2,301,792
Accumulated depreciation and amortization	—	(351,780)	—	(156,789)	(508,569)
Total Operating Properties	$359,819	$1,386,897	$1,267	$45,240	$1,793,223

Depreciation expense was $95.6 million, $97.8 million and $95.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization expense related to the Company’s intangible lease assets was $0.1 million, $0.0 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2025 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2025.

Acquisitions

The Company acquired one property during the year ended December 31, 2025, as detailed in the table below (dollars in thousands). The Company acquired zero properties during the year ended December 31, 2024.

Property Name	Location	Date of Acquisition	Purchase Price	# Units	Effective Ownership
Sedona at Lone Mountain	Las Vegas, Nevada	December 11, 2025	$73,250	321	100%

Dispositions

The Company sold zero properties during the year ended December 31, 2025, and three properties during the year ended December 31, 2024, as detailed in the table below (in thousands).

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
(2)
Old Farm was sold to NexBank Capital, Inc. ("NexBank Capital"). A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank. See Note 10.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% ownership interest and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had approximately $0.1 million and $0.3 million, respectively, accrued for case reserves which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the years ended December 31, 2025, 2024 and 2023. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive income (loss) in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive income (loss). Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.2 million in casualty loss, $0.6 million in casualty loss and $0.9 million in casualty loss, respectively, and $0.6 million, $0.5 million and $1.2 million in business interruption proceeds on the consolidated statement of operations and comprehensive income (loss) due to casualty events, respectively.

5. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2025 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817	4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977	4.88%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185	4.88%	10/1/2031
Bella Vista	Floating	84	37,400	4.88%	10/1/2031
Brandywine I & II	Floating	84	59,526	4.88%	10/1/2031
Cornerstone	Floating	84	45,815	4.88%	10/1/2031
Estates on Maryland	Floating	84	37,345	4.88%	10/1/2031
High House at Cary	Floating	84	32,478	4.88%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271	4.88%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220	4.88%	10/1/2031
Six Forks Station	Floating	84	30,430	4.88%	10/1/2031
Summers Landing	Floating	84	14,135	4.88%	10/1/2031
The Adair	Floating	84	33,229	4.88%	10/1/2031
The Enclave	Floating	84	33,440	4.88%	10/1/2031
The Heritage	Floating	84	29,810	4.88%	10/1/2031
The Venue on Camelback	Floating	84	36,465	4.88%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113	4.88%	10/1/2031
Versailles II	Floating	84	15,706	4.88%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307	4.88%	12/1/2031
Atera Apartments	Floating	84	38,555	4.88%	12/1/2031
Bella Solara	Floating	84	37,772	4.88%	12/1/2031
Bloom	Floating	84	60,848	4.88%	12/1/2031
Courtney Cove	Floating	84	31,596	4.88%	12/1/2031
Creekside at Matthews	Floating	84	28,703	4.88%	12/1/2031
Cutter's Point	Floating	84	18,994	4.88%	12/1/2031
Fairways at San Marcos	Floating	84	55,056	4.88%	12/1/2031
Madera Point	Floating	84	29,676	4.88%	12/1/2031
Parc500	Floating	84	30,012	4.88%	12/1/2031
Rockledge Apartments	Floating	84	78,444	4.88%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960	4.88%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341	4.88%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735	4.88%	12/1/2031
Torreyana Apartments	Floating	84	43,153	4.88%	12/1/2031
Venue at 8651	Floating	84	24,620	4.88%	12/1/2031
Versailles	Floating	84	26,108	4.88%	12/1/2031
			$1,503,242
Fair market value adjustment			291
Deferred financing costs, net of accumulated amortization of $6,979			(34,123)
			$1,469,410

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rates used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of December 31, 2025, SOFR was 3.79%.

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2024 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal	Interest Rate	Maturity Date
Residences at West Place	Fixed	120	$33,817	4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977	5.62%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185	5.62%	10/1/2031
Bella Vista	Floating	84	37,400	5.62%	10/1/2031
Brandywine I & II	Floating	84	59,526	5.62%	10/1/2031
Cornerstone	Floating	84	45,815	5.62%	10/1/2031
Estates on Maryland	Floating	84	37,345	5.62%	10/1/2031
High House at Cary	Floating	84	32,478	5.62%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271	5.62%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220	5.62%	10/1/2031
Six Forks Station	Floating	84	30,430	5.62%	10/1/2031
Summers Landing	Floating	84	14,135	5.62%	10/1/2031
The Adair	Floating	84	33,229	5.62%	10/1/2031
The Enclave	Floating	84	33,440	5.62%	10/1/2031
The Heritage	Floating	84	29,810	5.62%	10/1/2031
The Venue on Camelback	Floating	84	36,465	5.62%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113	5.62%	10/1/2031
Versailles II	Floating	84	15,706	5.62%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307	5.62%	12/1/2031
Atera Apartments	Floating	84	38,555	5.62%	12/1/2031
Bella Solara	Floating	84	37,772	5.62%	12/1/2031
Bloom	Floating	84	60,848	5.62%	12/1/2031
Courtney Cove	Floating	84	31,596	5.62%	12/1/2031
Creekside at Matthews	Floating	84	28,703	5.62%	12/1/2031
Cutter's Point	Floating	84	18,994	5.62%	12/1/2031
Fairways at San Marcos	Floating	84	55,056	5.62%	12/1/2031
Madera Point	Floating	84	29,676	5.62%	12/1/2031
Parc500	Floating	84	30,012	5.62%	12/1/2031
Rockledge Apartments	Floating	84	78,444	5.62%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960	5.62%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341	5.62%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735	5.62%	12/1/2031
Torreyana Apartments	Floating	84	43,153	5.62%	12/1/2031
Venue at 8651	Floating	84	24,620	5.62%	12/1/2031
Versailles	Floating	84	26,108	5.62%	12/1/2031
			$1,503,242
Fair market value adjustment			397
Deferred financing costs, net of accumulated amortization of $3,763			(39,989)
			$1,463,650

The weighted average interest rate of the Company’s mortgage indebtedness was 4.86% as of December 31, 2025 and 5.56% as of December 31, 2024. As of December 31, 2025, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.28%. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.36% for Adjusted SOFR on its combined $0.9 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.9 billion of $1.5 billion of the Company’s floating rate mortgage debt (see Note 6 to our consolidated financial statements).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2025 and 2024, the Company believes it is in compliance with all provisions.

During the fourth quarter of 2024, the Company completed a refinance on 34 of its properties, increasing outstanding principal on the mortgage debt from approximately $1.4 billion to $1.5 billion. The Company accounted for each refinance as a debt extinguishment in accordance with ASC 470-50. As part of the refinance in the fourth quarter of 2024, the Company paid $40.9 million in deferred financing cost, which is classified as a reduction of mortgages payable, net on the consolidated balance sheets. The Company incurred prepayment penalties of approximately $14.8 million, refinance expenses of approximately $0.1 million, and wrote-off deferred financing costs of approximately $8.4 million in connection with the refinance in the fourth quarter of 2024 which are included in loss on extinguishment of debt and modification costs in the consolidated statements of operations and comprehensive income (loss).

Credit Facility

The following table contains summary information concerning the Company's credit facility as of December 31, 2025, (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Available Principal	Interest Rate (1)	Maturity Date
Credit Facility	Floating	36	$90,000	$108,000	5.69%	6/30/2028
Deferred financing costs, net of accumulated amortization of $380			(1,898)
			$88,102

(1) Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of December 31, 2025 was 3.69%.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of December 31, 2025 and 2024, the Company had $0.0 million and $350.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, through the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility. As of December 31, 2025, the Company had $108.0 million available for borrowing under the Credit Facility, $90.0 million in aggregate principal outstanding on the Credit Facility and a $2.0 million letter of credit outstanding under the Credit Facility.

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

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of December 31, 2025, the Company believes it is compliant with all provisions of the Credit Facility.

Deferred Financing Costs

Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs (see “Loss on Extinguishment of Debt and Modification Costs” below). For the years ended December 31, 2025, 2024 and 2023, amortization of deferred financing costs of approximately $6.6 million, $3.4 million and $2.9 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt and Modification Costs

Gain (loss) on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs incurred on the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. The following table contains summary information concerning the loss on extinguishment of debt and modification costs for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Prepayment penalties and defeasance costs	$—	$15,486	$2,370
Write-off of deferred financing costs	—	8,465	483
Debt modification and other extinguishment costs	—	53	(444)
Total	$—	$24,004	$2,409

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2025 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2026	$—	$—	$—
2027	—	—	—
2028	33,817	90,000	123,817
2029	—	—	—
2030	—	—	—
Thereafter	1,469,425	—	1,469,425
Total	$1,503,242	$90,000	$1,593,242

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes independent third parties to perform the allocation of value analysis for each property acquisition and to perform the market valuations on its derivative and debt financial instruments and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and derivative financial instruments are fair and consistent as of the measurement date.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2025 and 2024 were classified as Level 2 of the fair value hierarchy.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps have terms ranging from four to five years. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate caps have terms ranging from three to four years. During the years ended December 31, 2025, 2024 and 2023, interest rate cap derivatives were used to hedge the variable cash flows associated with a portion of the Company’s floating rate debt. The interest rate cap agreements the Company has entered into effectively cap SOFR on the Company’s floating rate mortgage indebtedness at a weighted average rate of 7.98%. The Company determined at inception of each of the interest rate caps that they do not meet the hedge accounting criteria, and therefore the Company recognizes market-to-market movements of the interest rate caps against interest expense on the consolidated statement of operations and in prepaid and other assets on the consolidated balance sheet. For any interest cap that is designated as an effective hedge, the Company recognized mark-to-market movements in other comprehensive income (loss) and in prepaid and other assets on the consolidated balance sheet.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), the Company, through the OP, has entered into interest rate swap transactions with KeyBank National Association (“KeyBank”), Truist Bank ("Truist") and JPMorgan Chase Bank, N.A. ("JPM"). The interest rate swaps the Company has entered into effectively fix the floating interest rate with respect to that amount with a weighted average fixed rate of 1.36%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For debt instruments that transitioned from LIBOR to SOFR, the adjustment included an increase of 0.11448% to the all-in rate ("Adjusted SOFR"). For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to Adjusted SOFR.

As of December 31, 2025, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
March 4, 2020	June 1, 2026	Truist	100,000	0.820%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
April 3, 2025	April 1, 2030	JPM	100,000	3.489%
			$917,500	1.361%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR other than for the JPM swap which is based on SOFR. As of December 31, 2025, Adjusted SOFR and SOFR were 3.94% and 3.79%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of December 31, 2025 and 2024, the Company had the following outstanding interest rate swap that was designated as cash flow hedge of interest rate risk with a future effective date (dollars in thousands):

Future Swap

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.798%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of December 31, 2025, Adjusted SOFR was 3.94%.

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

As of December 31, 2025, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
The Venue on Camelback	Floating	2/1/2026	$42,788	6.07%
Avant at Pembroke Pines	Floating	10/1/2027	248,185	8.16%
Brandywine I & II	Floating	10/1/2027	59,526	8.16%
Sabal Palm at Lake Buena Vista	Floating	10/1/2027	56,220	8.41%
Cornerstone	Floating	10/1/2027	45,815	8.66%
Arbors of Brentwood	Floating	10/1/2027	39,977	8.16%
Bella Vista	Floating	10/1/2027	37,400	8.91%
Estates on Maryland	Floating	10/1/2027	37,345	8.91%
The Venue on Camelback	Floating	10/1/2027	36,465	8.16%
The Enclave	Floating	10/1/2027	33,440	8.66%
Residences at Glenview Reserve	Floating	10/1/2027	33,271	8.16%
The Adair	Floating	10/1/2027	33,229	8.16%
High House at Cary	Floating	10/1/2027	32,478	8.16%
Six Forks Station	Floating	10/1/2027	30,430	8.16%
The Verandas at Lake Norman	Floating	10/1/2027	30,113	8.16%
The Heritage	Floating	10/1/2027	29,810	8.91%
Versailles II	Floating	10/1/2027	15,706	8.16%
Summers Landing	Floating	10/1/2027	14,135	8.66%
Rockledge Apartments	Floating	12/1/2027	78,444	7.66%
The Preserve at Terrell Mill	Floating	12/1/2027	74,341	7.66%
Bloom	Floating	12/1/2027	60,848	7.66%
Fairways at San Marcos	Floating	12/1/2027	55,056	7.66%
Torreyana Apartments	Floating	12/1/2027	43,153	7.66%
Atera Apartments	Floating	12/1/2027	38,555	7.66%
Bella Solara	Floating	12/1/2027	37,772	7.66%
Seasons 704 Apartments	Floating	12/1/2027	33,960	7.66%
Courtney Cove	Floating	12/1/2027	31,596	7.66%
Parc500	Floating	12/1/2027	30,012	7.66%
Madera Point	Floating	12/1/2027	29,676	7.66%
Creekside at Matthews	Floating	12/1/2027	28,703	7.66%
The Summit at Sabal Park	Floating	12/1/2027	26,735	7.66%
Versailles	Floating	12/1/2027	26,108	7.66%
Venue at 8651	Floating	12/1/2027	24,620	7.66%
Cutter's Point	Floating	12/1/2027	18,994	7.66%
Arbors on Forest Ridge	Floating	12/1/2027	17,307	7.66%
			$1,512,213	7.98%

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$13,434	$41,841	$475	$—
Interest rate caps	Prepaid and other assets	—	156	—	—

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	16	1,073	—	—
Total		$13,450	$43,070	$475	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Amount of gain recognized in OCI			Location of gain reclassified from accumulated	Amount of gain reclassified from OCI into income
	2025	2024	2023	OCI into income	2025	2024	2023
Derivatives designated as hedging instruments:
For the year ended December 31,
Interest rate swaps	$414	$18,913	$15,304	Interest expense	$29,296	$48,102	$47,717
Interest rate caps	$247	$231	$—	Interest expense	$170	$307	$—

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2025	2024	2023
Derivatives not designated as hedging instruments:
For the year ended December 31,
Interest rate caps	Interest expense	$(961)	$593	$(1,484)

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

Financial Instruments Not Carried at Fair Value

At December 31, 2025 and 2024, respectively, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the outstanding principal balances and estimated fair values of our debt at December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Fixed rate debt	$33,817	$33,152	$33,817	$32,073
Floating rate debt (1)	$1,559,425	$1,527,915	$1,469,425	$1,396,265

(1) Includes balances outstanding under our Credit Facility.

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

7. Stockholders’ Equity

Common Stock

During the years ended December 31, 2025, 2024 and 2023, the Company issued 184,042, 167,902 and 124,994 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and zero shares pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of December 31, 2025 and 2024, the Company had 25,364,470 shares and 25,403,537 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the year ended December 31, 2025, the Company repurchased 223,109 shares of its common stock, at a total cost of approximately $7.7 million, or $34.29 per share on average. During the year ended December 31, 2024, Company repurchased 438,678 shares of its common stock, at a total cost of approximately $14.6 million, or $33.19 per share on average. During the year ended December 31, 2023, the Company did not repurchase any shares of its common stock. Since the inception of the share repurchase program in June 2016 through December 31, 2025, the Company has repurchased 3,212,415 shares of its common stock, at a total cost of approximately $94.6 million, or $29.44 per share on average.

Treasury Shares

From time to time, in accordance with the Company’s share repurchase program, the Company may repurchase shares of its common stock in the open market. Until any such shares are retired, the cost of the shares is included in common stock held in treasury at cost on the consolidated balance sheet. The number of shares of common stock classified as treasury shares reduces the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted average number of shares outstanding during the period. During the years ended December 31, 2025, 2024 and 2023, the Company retired 223,109, 438,678 and zero shares of common stock, respectively. As of December 31, 2025 and 2024, the Company did not have any shares of common stock held in treasury.

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved the NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering 2,100,000 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2016 LTIP. The 2016 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards (the "Awards"), for the purpose of providing the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

On May 20, 2025, the Company’s stockholders approved the NexPoint Residential Trust, Inc. 2025 Long Term Incentive Plan (the "2025 LTIP") and on May 20, 2025, the Company filed a registration statement on Form S-8 registering 976,000 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2025 LTIP. Under the 2025 LTIP, Awards may be

granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. Under the 2025 LTIP, the Company is authorized to issue up to 976,000 restricted stock units. As of the date of adoption of the 2025 LTIP, no further awards can be made under the 2016 LTIP.

Under the 2016 LTIP, the Company was authorized to issue up to 2,100,000 shares of common stock.

As of December 31, 2025, the Company had granted 2,087,329 and 307,868 restricted stock units under the 2016 LTIP and 2025 LTIP, respectively, net of forfeitures. The following table includes the number of gross restricted stock units granted to its directors, officers, employees and certain key employees of the Adviser under the 2016 LTIP and 2025 LTIP:

	Summary of Grants
	February	March	May	Total
2021	204,663	—	—	204,663
2022	142,519	—	—	142,519
2023	—	260,709	—	260,709
2024	—	355,475	—	355,475
2025	—	—	314,297	314,297
Total	347,182	616,184	314,297	1,277,663

As of December 31, 2025 and 2024, the Company had 483,525 and 754,329 unvested units under the 2016 LTIP. As of December 31, 2025, the Company had 307,868 unvested restricted stock units outstanding under the 2025 LTIP, respectively.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	754,329		$47.50
Granted	314,297		34.02
Vested	(258,531)	(1)	41.94
Forfeited	(18,702)		36.50
Outstanding December 31,	791,393		$37.54

(1)
Certain key employees of the Adviser elected to net the taxes owed upon vesting against the shares issued and 19,200 restricted stock units were cash settled resulting in 184,042 shares being issued as shown on the consolidated statement of stockholders’ equity.

The following table contains information regarding the vesting of restricted stock units under the 2016 LTIP and 2025 LTIP for the next four calendar years subsequent to December 31, 2025:

	Shares Vesting
	February	March	May	Total
2026	62,530	110,464	78,039	251,033
2027	82,861	110,464	—	193,325
2028	57,460	110,459	—	167,919
2029	114,909	64,207	—	179,116
Total	317,760	395,594	78,039	791,393

As of December 31, 2025 and 2024, the Company had issued 1,334,148 and 1,150,106 shares of common stock under the 2016 LTIP, respectively, and zero shares of common stock under the 2025 LTIP. For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $9.9 million, $10.5 million and $9.3 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of December 31, 2025 and 2024, the Company had recognized a liability of approximately $2.8 million and $2.6 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of December 31, 2025 and 2024, the Company had total unrecognized compensation expense on restricted stock unit awards of approximately $21.9 million and $21.9 million, and the expense is expected to be recognized over weighted average vesting periods of 1.5 years and 1.6 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, par value $0.01 per share, having an aggregate sales price of up to $225,000,000 (the “ATM Program”). Sales of shares of common stock, were made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company entered into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. The following table contains summary information of the ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

		For the Year Ended December 31,
		2025	2024	2023
Numerator for earnings (loss) per share:
Net income (loss)		$(32,154)	$1,114	$44,433
Net income (loss) attributable to redeemable noncontrolling interests in the OP		(127)	4	169
Net income (loss) attributable to common stockholders		$(32,027)	$1,110	$44,264

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		25,390	25,516	25,654
Denominator for basic earnings (loss) per share		25,390	25,516	25,654
Weighted average unvested restricted stock units		164	730	591
Denominator for diluted earnings (loss) per share	(1)	25,390	26,246	26,245

Earnings (loss) per weighted average common share:
Basic		$(1.26)	$0.04	$1.73
Diluted		$(1.26)	$0.04	$1.69

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

The following table sets forth the redeemable noncontrolling interests in the OP for the years ended December 31, 2025 and 2024 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2023	$5,246
Net income attributable to redeemable noncontrolling interests in the OP	4
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(115)
Distributions to redeemable noncontrolling interests in the OP	(196)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	843
Redeemable noncontrolling interests in the OP, December 31, 2024	$5,782
Net loss attributable to redeemable noncontrolling interests in the OP	(127)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(113)
Distributions to redeemable noncontrolling interests in the OP	(211)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(403)
Redeemable noncontrolling interests in the OP, December 31, 2025	$4,928

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

		For the Year Ended December 31,
		2025	2024	2023
Fees incurred
Property management fees	(1)	$7,152	$7,446	$8,051
Construction supervision fees	(2)	999	903	2,062
Design fees	(2)	2	19	67
Acquisition fees	(3)	308	(2)	(83)

Reimbursements
Payroll and benefits	(4)	17,769	18,837	18,809
Other reimbursements	(5)	2,592	3,564	8,001

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

The Fees paid to the Adviser on the Contributed Assets (as defined below) are subject to an annual cap of approximately $5.4 million (the “Contributed Assets Cap”) (see “Expense Cap” below).

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2025, 2024 and 2023, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for Operating Expenses and Fees payable to the Adviser will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. “Contributed Assets” refers to all Real Estate Assets contributed to the Company as part of its spin-off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to its spin-off. Advisory and administrative fees on New Assets are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap. “New Assets” are all Real Estate Assets that are not Contributed Assets.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred Fees of $6.9 million, $6.9 million and $7.6 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Adviser elected to voluntarily waive Fees of $21.0 million, $21.3 million and $21.7 million, respectively. The Fees waived by the Adviser for the years ended December 31, 2025, 2024 and 2023 are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. For the years ended December 31, 2025, 2024 and 2023, the Company paid approximately $0.0 million, $0.0 million and $0.2 million, respectively, to NexBank Title, Inc. (“NexBank Title”). NexBank Title provides title insurance and work related to providing title insurance on properties related to acquisitions, dispositions and refinancing transactions. These amounts are either capitalized as real estate assets or deferred financing costs, expensed as loss on extinguishment of debt and modification costs, or expensed as selling costs when determining gain (loss) on sales of real estate, depending on the appropriate accounting as determined for each specific transaction. The Company holds multiple operating accounts at NexBank Capital. A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, which directly owns 100% of the common stock of NexBank Title and is the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of December 31, 2025 and 2024, the Company had an investment of approximately $0.9 million and $0.7 million to NLMF Holdco, LLC, respectively, which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.3 million, $0.2 million, and $0.2 million of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive income (loss). The Company incurred expenses of $3.2 million, $2.6 million and $2.9 million for fiber internet service to NLMF Leaseco, LLC for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

NXRTBH Old Farm, LLC

On August 16, 2023, the Company entered into a Membership Interest Purchase Agreement (as amended, the “MIPA”) between NXRTBH McMillan, LLC (a wholly owned subsidiary of the Company, the “Seller”) and NexBank Capital to sell all the membership interests of NXRTBH Old Farm, LLC (“Old Farm subsidiary”). On March 1, 2024 (the “closing date”), in accordance with the MIPA, the Seller sold the membership interests of the Old Farm subsidiary to NexBank Capital for $103.0 million. Substantially all of the fair value of the disposed membership interests is concentrated in the property that is wholly owned by the Old Farm subsidiary at the closing date. As such, the Company determined the Old Farm subsidiary is not a business, and the membership interests represent an in-substance nonfinancial asset consistent with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

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

11. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2025 and 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential development funding is expected to be no more than 10% of the total project costs.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2025 and 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

On April 1, 2023, the Adviser entered into a property insurance agreement resulting in a new aggregate amount of $2,950,000 (the “2023 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.1 million being allocated to the Company.

On April 1, 2024, the Adviser entered into a property insurance agreement resulting in a new aggregate amount of $2,950,000 (the “2024 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.1 million being allocated to the Company.

On April 1, 2025, the Adviser entered into a new property insurance agreement that has an aggregate amount of $4,000,000 (the “2025 Aggregate Amount”) which is allocated across properties managed by the Adviser with approximately $2.6 million being allocated to the Company.

As of December 31, 2025 and 2024, the Company had funded its entire 2025 and 2024 aggregate amounts due and $0.1 million and zero remained in prepaid and other assets on the consolidated balance sheets, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $1.8 million, $2.1 million, and zero, respectively, in self-insurance expenses which is included in property operating expenses on the consolidated statement of operations and comprehensive income (loss).

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

13. Subsequent Events

Dividends Declared

On February 23, 2026, the Company’s board of directors declared a quarterly dividend of $0.53 per share, payable on March 31, 2026 to stockholders of record on March 13, 2026.

Principal Paydown on Credit Facility

On February 3, 2026, the Company paid down $33.0 million of its outstanding principal balance on the Credit Facility.

Sedona at Lone Mountain Mortgage

On January 30, 2026, the Company entered into a $40.3 million mortgage loan secured by Sedona at Lone Mountain with Newmark. The loan matures on February 1, 2033 with all principal due at maturity and bears interest at a rate based on the 30‑day Average SOFR plus a margin of 1.23%.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(in thousands)

			Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2025			Accumulated
Property Name	Location	Encumbrances (1)	Land	Buildings and Improvements (2)	Total	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Depreciation and Amortization	Date Acquired
Arbors on Forest Ridge	Bedford, Texas	$17,307	$2,330	$10,475	$12,805	$4,719	$2,330	$14,882	$17,212	$(7,736)	1/31/2014
Cutter's Point	Richardson, Texas	18,994	3,330	12,515	15,845	9,945	3,330	22,108	25,438	(12,534)	1/31/2014
The Summit at Sabal Park	Tampa, Florida	26,735	5,770	13,280	19,050	6,310	5,770	19,186	24,956	(8,949)	8/20/2014
Courtney Cove	Tampa, Florida	31,596	5,880	13,070	18,950	8,203	5,880	20,842	26,722	(10,076)	8/20/2014
Sabal Palm at Lake Buena Vista	Orlando, Florida	56,220	7,558	41,920	49,478	11,569	7,558	52,102	59,660	(22,254)	11/5/2014
Cornerstone	Orlando, Florida	45,815	1,500	30,050	31,550	8,962	1,500	38,118	39,618	(17,573)	1/15/2015
The Preserve at Terrell Mill	Marietta, Georgia	74,341	10,170	47,830	58,000	26,991	10,170	73,007	83,177	(36,103)	2/6/2015
Versailles	Dallas, Texas	26,108	6,720	19,445	26,165	11,550	6,720	30,414	37,134	(14,630)	2/26/2015
Seasons 704 Apartments	West Palm Beach, Florida	33,960	7,480	13,520	21,000	9,036	7,480	22,155	29,635	(10,269)	4/15/2015
Madera Point	Mesa, Arizona	29,676	4,920	17,605	22,525	5,809	4,920	22,785	27,705	(10,569)	8/5/2015
Venue at 8651	Fort Worth, Texas	24,620	2,350	16,900	19,250	8,872	2,350	25,261	27,611	(11,673)	10/30/2015
Parc500	West Palm Beach, Florida	30,012	3,860	19,424	23,284	9,860	3,860	28,793	32,653	(13,026)	7/27/2016
The Venue on Camelback	Phoenix, Arizona	36,465	8,340	36,520	44,860	10,817	8,340	46,614	54,954	(18,752)	10/11/2016
Rockledge Apartments	Marietta, Georgia	78,444	17,451	96,577	114,028	29,052	17,451	122,608	140,059	(41,602)	6/30/2017
Atera Apartments	Dallas, Texas	38,555	22,371	37,090	59,461	7,683	22,371	43,433	65,804	(15,065)	10/25/2017
Versailles II	Dallas, Texas	15,706	4,124	20,667	24,791	4,919	4,124	24,899	29,023	(8,325)	9/26/2018
Brandywine I & II	Nashville, Tennessee	59,526	6,237	73,870	80,107	15,449	6,237	87,557	93,794	(28,688)	9/26/2018
Bella Vista	Phoenix, Arizona	37,400	10,942	37,661	48,603	5,523	10,942	42,265	53,207	(13,369)	1/28/2019
The Enclave	Tempe, Arizona	33,440	11,046	30,933	41,979	4,827	11,046	34,991	46,037	(11,337)	1/28/2019
The Heritage	Phoenix, Arizona	29,810	6,835	35,244	42,079	5,223	6,835	39,717	46,552	(12,371)	1/28/2019
Summers Landing	Fort Worth, Texas	14,135	1,798	17,628	19,426	4,357	1,798	21,452	23,250	(6,175)	6/7/2019
Residences at Glenview Reserve	Nashville, Tennessee	33,271	3,367	41,652	45,019	11,190	3,367	51,860	55,227	(15,748)	7/17/2019
Residences at West Place	Orlando, Florida	33,817	3,345	52,657	56,002	8,329	3,345	59,808	63,153	(16,518)	7/17/2019
Avant at Pembroke Pines	Pembroke Pines, Florida	248,185	48,436	275,671	324,107	48,643	48,436	317,325	365,761	(86,360)	8/30/2019
Arbors of Brentwood	Nashville, Tennessee	39,977	6,346	56,409	62,755	7,490	6,346	62,685	69,031	(16,282)	9/10/2019
Torreyana Apartments	Las Vegas, Nevada	43,153	23,824	44,560	68,384	3,933	23,824	47,292	71,116	(12,024)	11/22/2019
Bloom	Las Vegas, Nevada	60,848	23,803	83,290	107,093	9,205	23,803	90,644	114,447	(23,708)	11/22/2019
Bella Solara	Las Vegas, Nevada	37,772	12,605	54,262	66,867	6,339	12,605	59,442	72,047	(14,485)	11/22/2019
Fairways at San Marcos	Chandler, Arizona	55,056	10,993	73,785	84,778	6,550	10,993	78,660	89,653	(17,498)	11/2/2020
The Verandas at Lake Norman	Charlotte, North Carolina	30,113	9,510	54,270	63,780	3,817	9,510	57,116	66,626	(10,963)	6/30/2021
Creekside at Matthews	Charlotte, North Carolina	28,703	11,515	46,741	58,256	4,320	11,515	50,060	61,575	(10,484)	6/30/2021
Six Forks Station	Raleigh, North Carolina	30,430	11,357	63,748	75,105	8,733	11,357	71,281	82,638	(13,939)	9/10/2021
High House at Cary	Cary, North Carolina	32,478	23,809	69,793	93,602	5,511	23,809	73,928	97,737	(13,116)	12/7/2021
The Adair	Sandy Springs, Georgia	33,229	8,344	57,156	65,500	5,492	8,344	61,466	69,810	(10,286)	4/1/2022
Estates on Maryland	Phoenix, Arizona	37,345	11,553	66,347	77,900	5,139	11,553	70,065	81,618	(11,715)	4/1/2022
Sedona at Lone Mountain	Las Vegas, Nevada	—	11,837	61,721	73,558	17	11,837	61,738	73,575	(119)	12/11/2025
		$1,503,242	$371,656	$1,744,286	$2,115,942	$344,384	$371,656	$2,046,559	$2,418,215	$(604,321)

(1)
Encumbrances includes mortgage debt.
(2)
Includes gross intangible lease assets of approximately $43.2 million and buildings, improvements and furniture, fixtures and equipment of approximately $1.7 billion, which includes total acquisition costs of approximately $7.2 million incurred on the acquisitions and a fair market value adjustment, a premium of approximately $0.9 million, related to the assumption of debt.

S-1

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Real Estate:
Balance, beginning of year	$2,301,792	$2,411,058	$2,413,845
Additions:
Real estate acquired	73,558	—	—
Improvements	42,865	35,337	72,262
Deductions:
Real estate sold	—	(143,183)	(72,958)
Write-off of fully amortized assets and other	—	(1,420)	(2,091)
Balance, end of year	$2,418,215	$2,301,792	$2,411,058

Accumulated Depreciation and Amortization:
Balance, beginning of year	$508,569	$442,958	$371,293
Depreciation expense	95,633	97,762	95,186
Amortization expense	119	—	—
Accumulated depreciation on sales	—	(31,871)	(23,327)
Write-off of fully amortized assets and other	—	(280)	(194)
Balance, end of year	$604,321	$508,569	$442,958

S-2