Form 10-Q
period 2026-03-31
NexPoint Residential Trust, Inc.
filed 2026-04-29
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
(Zip Code)

(214) 276-6300

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NXRT	New York Stock Exchange; NYSE Texas, Inc.

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

As of April 28, 2026, the registrant had 25,491,439 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended March 31, 2026

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
•
failure to maintain our status as a real estate investment trust (“REIT”);
•
failure of our operating partnership, NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
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

•
risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•
any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 26, 2026 or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$371,656	$371,656
Buildings and improvements	1,816,938	1,812,311
Intangible lease assets	1,052	1,052
Construction in progress	5,713	8,535
Furniture, fixtures and equipment	229,950	224,661
Total Gross Operating Real Estate Investments	2,425,309	2,418,215
Accumulated depreciation and amortization	(628,612)	(604,321)
Total Net Operating Real Estate Investments	1,796,697	1,813,894
Cash and cash equivalents	18,465	13,704
Restricted cash	34,318	31,476
Accounts receivable, net	8,760	9,059
Prepaid and other assets	5,050	4,852
Fair market value of interest rate swaps	9,222	13,434
TOTAL ASSETS	$1,872,512	$1,886,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,510,401	$1,469,410
Credit facility, net	55,292	88,102
Accounts payable and other accrued liabilities	11,697	11,554
Accrued real estate taxes payable	7,203	5,251
Accrued interest payable	6,701	7,053
Security deposit liability	2,885	2,980
Prepaid rents	1,181	1,170
Fair market value of interest rate swaps	—	475
Total Liabilities	1,595,360	1,585,995

Redeemable noncontrolling interests in the OP	4,724	4,928

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,491,439 and 25,364,470 shares issued and outstanding, respectively	255	254
Additional paid-in capital	407,722	406,628
Accumulated earnings less dividends	(143,850)	(123,409)
Accumulated other comprehensive income	8,301	12,023
Total Stockholders' Equity	272,428	295,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,872,512	$1,886,419

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$61,056	$61,440
Other income	2,488	1,776
Total revenues	63,544	63,216
Expenses
Property operating expenses	12,343	12,468
Real estate taxes and insurance	8,079	9,002
Property management fees (1)	1,814	1,820
Advisory and administrative fees (2)	1,771	1,696
Corporate general and administrative expenses	4,473	4,457
Property general and administrative expenses	2,254	2,000
Depreciation and amortization	24,291	24,350
Total expenses	55,025	55,793
Operating income	8,519	7,423
Interest expense	(15,442)	(14,381)
Casualty loss	—	(163)
Equity in earnings of affiliate	68	55
Miscellaneous income	74	142
Net loss	(6,781)	(6,924)
Net loss attributable to redeemable noncontrolling interests in the OP	(27)	(27)
Net loss attributable to common stockholders	$(6,754)	$(6,897)
Other comprehensive loss
Unrealized losses on interest rate derivatives	(3,737)	(10,172)
Total comprehensive loss	(10,518)	(17,096)
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(42)	(67)
Comprehensive loss attributable to common stockholders	$(10,476)	$(17,029)

Weighted average common shares outstanding - basic	25,398	25,448
Weighted average common shares outstanding - diluted	25,398	25,448

Loss per share - basic	$(0.27)	$(0.27)
Loss per share - diluted	$(0.27)	$(0.27)

(1)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP (see Note 8).
(2)
Fees incurred to the Adviser (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2025	—	$—	25,364,470	$254	$406,628	$(123,409)	$12,023	$295,496
Net loss attributable to common stockholders	—	—	—	—	—	(6,754)	—	(6,754)
Vesting of stock-based compensation	—	—	126,969	1	1,094	—	—	1,095
Common stock dividends declared ($0.53 per share)	—	—	—	—	—	(13,794)	—	(13,794)
Other comprehensive loss	—	—	—	—	—	—	(3,722)	(3,722)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	107	—	107
Balances, March 31, 2026	—	$—	25,491,439	$255	$407,722	$(143,850)	$8,301	$272,428

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2024	—	$—	25,403,537	$254	$407,429	$(38,030)	$40,715	$410,368
Net loss attributable to common stockholders	—	—	—	—	—	(6,897)	—	(6,897)
Vesting of stock-based compensation	—	—	167,273	2	(224)	—	—	(222)
Common stock dividends declared ($0.51 per share)	—	—	—	—	—	(13,252)	—	(13,252)
Other comprehensive loss	—	—	—	—	—	—	(10,132)	(10,132)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	44	—	44
Balances, March 31, 2025	—	$—	25,570,810	$256	$407,205	$(58,135)	$30,583	$379,909

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,781)	$(6,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,291	24,350
Amortization/write-off of deferred financing costs and debt prepayment penalties	1,683	1,516
Change in fair value on derivative instruments included in interest expense	(5,640)	(7,806)
Net cash received on derivative settlements	5,690	9,781
Amortization/write-off of fair value adjustment of assumed debt	(26)	(26)
Provision for bad debts, net	328	492
Vesting of stock-based compensation	2,362	2,475
Insurance proceeds received for business interruption	169	50
Equity in earnings of affiliate	(68)	(55)
Casualty gain	(125)	(892)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(220)	(203)
Prepaid and other assets	(2)	2,134
Operating liabilities	(279)	294
Real estate taxes payable	1,952	3,136
Net cash provided by operating activities	23,334	28,322

Cash flows from investing activities
Additions to real estate investments	(7,607)	(8,878)
Net cash used in investing activities	(7,607)	(8,878)

Cash flows from financing activities
Mortgage proceeds received	39,683	—
Credit facilities payments	(33,000)	—
Deferred financing costs paid	(159)	—
Interest rate cap fees paid	(30)	—
Cash settlement of stock-based compensation	(33)	(513)
Dividends paid to common stockholders	(14,530)	(14,028)
Distributions to redeemable noncontrolling interests in the OP	(55)	—
Net cash used in financing activities	(8,124)	(14,541)

Net increase in cash, cash equivalents and restricted cash	7,603	4,903
Cash, cash equivalents and restricted cash, beginning of period	45,180	53,917
Cash, cash equivalents and restricted cash, end of period	$52,783	$58,820

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$19,777	$21,161
Supplemental Disclosure of Noncash Activities
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	107	44
Capitalized construction costs included in accounts payable and other accrued liabilities	2,819	1,682
Change in fair value on derivative instruments designated as hedges	(3,737)	(10,172)
Decrease in dividends payable upon vesting of restricted stock units	(736)	(776)
Increase in distributions payable to noncontrolling interests	—	52

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of March 31, 2026, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

2. Summary of Significant Accounting Policies

Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K ("2025 Annual Report"), filed with the United States Securities and Exchange Commission ("SEC") on February 26, 2026 and also available on our website (nxrt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2025 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of March 31, 2026 and December 31, 2025, the Company had not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net mortgage payables associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2026 and December 31, 2025, there were no properties classified as held for sale.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the three months ended March 31, 2026 and 2025.

Dispositions

There were no dispositions of real estate during the three months ended March 31, 2026 and 2025.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to the Company’s properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP owns 100% of the ownership interest in and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of March 31, 2026 and December 31, 2025, the Company had approximately $0.2 million and $0.1 million accrued for case reserves, respectively, which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experienced certain casualty events during the three months ended March 31, 2026 and 2025. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive loss in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive loss. Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During three months ended March 31, 2026 and 2025, the Company recognized $0.0 million and $0.2 million in casualty loss, respectively, and $0.1 million and $0.1 million in business interruption proceeds on the consolidated statement of operations and comprehensive loss due to casualty events, respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2026 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817		4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977		4.74%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185		4.74%	10/1/2031
Bella Vista	Floating	84	37,400		4.74%	10/1/2031
Brandywine I & II	Floating	84	59,526		4.74%	10/1/2031
Cornerstone	Floating	84	45,815		4.74%	10/1/2031
Estates on Maryland	Floating	84	37,345		4.74%	10/1/2031
High House at Cary	Floating	84	32,478		4.74%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271		4.74%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220		4.74%	10/1/2031
Six Forks Station	Floating	84	30,430		4.74%	10/1/2031
Summers Landing	Floating	84	14,135		4.74%	10/1/2031
The Adair	Floating	84	33,229		4.74%	10/1/2031
The Enclave	Floating	84	33,440		4.74%	10/1/2031
The Heritage	Floating	84	29,810		4.74%	10/1/2031
The Venue on Camelback	Floating	84	36,465		4.74%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113		4.74%	10/1/2031
Versailles II	Floating	84	15,706		4.74%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307		4.74%	12/1/2031
Atera Apartments	Floating	84	38,555		4.74%	12/1/2031
Bella Solara	Floating	84	37,772		4.74%	12/1/2031
Bloom	Floating	84	60,848		4.74%	12/1/2031
Courtney Cove	Floating	84	31,596		4.74%	12/1/2031
Creekside at Matthews	Floating	84	28,703		4.74%	12/1/2031
Cutter's Point	Floating	84	18,994		4.74%	12/1/2031
Fairways at San Marcos	Floating	84	55,056		4.74%	12/1/2031
Madera Point	Floating	84	29,676		4.74%	12/1/2031
Parc500	Floating	84	30,012		4.74%	12/1/2031
Rockledge Apartments	Floating	84	78,444		4.74%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960		4.74%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341		4.74%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735		4.74%	12/1/2031
Torreyana Apartments	Floating	84	43,153		4.74%	12/1/2031
Venue at 8651	Floating	84	24,620		4.74%	12/1/2031
Versailles	Floating	84	26,108		4.74%	12/1/2031
Sedona at Lone Mountain	Floating	84	40,287		4.88%	2/1/2033
			$1,543,529
Fair market value adjustment			265	(2)
Deferred financing costs, net of accumulated amortization of $8,472			(33,393)
			$1,510,401

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of March 31, 2026, SOFR was 3.65%.

(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the mortgages.

The weighted average interest rate of the Company’s mortgage indebtedness was 4.73% as of March 31, 2026 and 4.86% as of December 31, 2025. As of March 31, 2026, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.30% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company has included the weighted average fixed rate of 1.36% for its combined $0.9 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.9 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2026 and December 31, 2025, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company's credit facility as of March 31, 2026, (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Credit Facility	Floating	36	$57,000	5.66%	6/30/2028
Deferred financing costs, net of accumulated amortization of $569			(1,708)
			$55,292

(1) Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of March 31, 2026 was 3.66%.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of March 31, 2026 and December 31, 2025, the Company had $0.0 million and $0.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, through the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility and on February 3, 2026 the Company made a principal payment of $33.0 million. As of March 31, 2026, the Company had $141.0 million available for borrowing under the Credit Facility, $57.0 million in aggregate principal outstanding on the Credit Facility and a $2.0 million letter of credit outstanding under the Credit Facility.

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

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of March 31, 2026, the Company believes it is compliant with all provisions of the Credit Facility.

Deferred Financing Costs

Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. For the three months ended March 31, 2026 and 2025, amortization of deferred financing costs of approximately $1.7 million and $1.6 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2026 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2026	$—	$—	$—
2027	—	—	—
2028	33,817	57,000	90,817
2029		—	—
2030	—	—	—
Thereafter	1,509,712	—	1,509,712
Total	$1,543,529	$57,000	$1,600,529

5. Fair Value of Derivatives and Financial Instruments

Derivative Financial Instruments and Hedging Activities

In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our 2025 Annual Report.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to the daily compounded average of SOFR plus a 0.11448% adjustment (“Adjusted SOFR”).

As of March 31, 2026, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR other than for the JPM swap which is based on SOFR. As of March 31, 2026, Adjusted SOFR and SOFR were 3.77% and 3.65%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of March 31, 2026, the Company had the following outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk with a future effective date (dollars in thousands):

Future Swap

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.798%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of March 31, 2026, Adjusted SOFR was 3.77%.

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

As of March 31, 2026, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

Properties	Type	Maturity Date	Notional	Strike Rate
Avant at Pembroke Pines	Floating	10/1/2027	$248,185	8.16%
Brandywine I & II	Floating	10/1/2027	59,526	8.16%
Sabal Palm at Lake Buena Vista	Floating	10/1/2027	56,220	8.41%
Cornerstone	Floating	10/1/2027	45,815	8.66%
Arbors of Brentwood	Floating	10/1/2027	39,977	8.16%
Bella Vista	Floating	10/1/2027	37,400	8.91%
Estates on Maryland	Floating	10/1/2027	37,345	8.91%
The Venue on Camelback	Floating	10/1/2027	36,465	8.16%
The Enclave	Floating	10/1/2027	33,440	8.66%
Residences at Glenview Reserve	Floating	10/1/2027	33,271	8.16%
The Adair	Floating	10/1/2027	33,229	8.16%
High House at Cary	Floating	10/1/2027	32,478	8.16%
Six Forks Station	Floating	10/1/2027	30,430	8.16%
The Verandas at Lake Norman	Floating	10/1/2027	30,113	8.16%
The Heritage	Floating	10/1/2027	29,810	8.91%
Versailles II	Floating	10/1/2027	15,706	8.16%
Summers Landing	Floating	10/1/2027	14,135	8.66%
Rockledge Apartments	Floating	12/1/2027	78,444	7.66%
The Preserve at Terrell Mill	Floating	12/1/2027	74,341	7.66%
Bloom	Floating	12/1/2027	60,848	7.66%
Fairways at San Marcos	Floating	12/1/2027	55,056	7.66%
Torreyana Apartments	Floating	12/1/2027	43,153	7.66%
Atera Apartments	Floating	12/1/2027	38,555	7.66%
Bella Solara	Floating	12/1/2027	37,772	7.66%
Seasons 704 Apartments	Floating	12/1/2027	33,960	7.66%
Courtney Cove	Floating	12/1/2027	31,596	7.66%
Parc500	Floating	12/1/2027	30,012	7.66%
Madera Point	Floating	12/1/2027	29,676	7.66%
Creekside at Matthews	Floating	12/1/2027	28,703	7.66%
The Summit at Sabal Park	Floating	12/1/2027	26,735	7.66%
Versailles	Floating	12/1/2027	26,108	7.66%
Venue at 8651	Floating	12/1/2027	24,620	7.66%
Cutter's Point	Floating	12/1/2027	18,994	7.66%
Arbors on Forest Ridge	Floating	12/1/2027	17,307	7.66%
Sedona at Lone Mountain	Floating	2/1/2029	40,287	7.17%
			$1,509,712	8.01%

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$9,222	$13,434	$—	$475

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	144	16	—	—
Total		$9,366	$13,450	$—	$475

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2026	2025	OCI into income	2026	2025
Derivatives designated as hedging instruments:
For the three months ended March 31,
Interest rate swaps	$1,805	$(1,787)	Interest expense	$5,542	$8,436
Interest rate caps	$—	$139	Interest expense	$—	$88

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2026	2025
Derivatives not designated as hedging instruments:
For the three months ended March 31,
Interest rate caps	Interest expense	$98	$(591)

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

Financial Instruments Not Carried at Fair Value

As of March 31, 2026 and December 31, 2025, respectively, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The table below presents the outstanding principal balance and estimated fair values of our debt at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Fixed rate debt	$33,817	$33,061	$33,817	$33,152
Floating rate debt (1)	$1,566,712	$1,537,078	$1,559,425	$1,527,915

(1)
Includes balances outstanding under our Credit Facility.

6. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2026 and 2025, the Company issued 126,969 and 167,273 shares, respectively, of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of March 31, 2026 and December 31, 2025, the Company had 25,491,439 and 25,364,470 shares of common stock, par value $0.01 per share, issued and outstanding.

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

During the three months ended March 31, 2026 and 2025, the Company did not make any share repurchases. Since the inception of the share repurchase program through March 31, 2026, the Company has repurchased and retired 3,212,415 shares of its common stock, at a total cost of approximately $94.6 million, or $29.44 per share on average.

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

As of March 31, 2026, the Company has granted 2,085,345 and 307,382 restricted stock units under the 2016 LTIP and 2025 LTIP, respectively, net of forfeitures. As of March 31, 2026 and December 31, 2025, the Company had 310,267 and 483,525 unvested units under the 2016 LTIP. As of March 31, 2026 and December 31, 2025, the Company had 307,382 and 307,868 unvested units under the 2025 LTIP.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2026:

	2026
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	791,393		37.54
Vested	(172,994)	(1)	43.27
Forfeited	(750)		32.92
Outstanding March 31,	617,649		35.94

(1)
Certain key employees of the Adviser and directors elected to net the taxes owed upon vesting and cash settle 44,305 and 1,720 restricted stock units, respectively, against the shares issued resulting in 126,969 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

As of March 31, 2026 and December 31, 2025, the Company had issued 1,507,142 and 1,334,148 shares of common stock under the 2016 LTIP, respectively, and zero shares of common stock under the 2025 LTIP. For the three months ended March 31, 2026 and 2025, the Company recognized approximately $2.4 million and $2.5 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of March 31, 2026 and December 31, 2025, the Company had recognized a liability of approximately $2.1 million and $2.8 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of March 31, 2026 and December 31, 2025, the Company had total unrecognized compensation expense on restricted stock unit awards of approximately $19.5 million and $21.9 million which will be recognized over a weighted average vesting period of 1.7 and 1.5 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock having an aggregate sales price of up to $225,000,000 (the “ATM Program”). Sales of shares of common stock, if any, could be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. In addition to the issuance and sale of shares of common stock, the Company entered into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. During the three months ended March 31, 2026 and 2025, no shares were issued under the ATM Program. The following table contains summary information of the ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2026	2025
Numerator for loss per share:
Net loss		$(6,781)	$(6,924)
Net loss attributable to redeemable noncontrolling interests in the OP		(27)	(27)
Net loss attributable to common stockholders		$(6,754)	$(6,897)

Denominator for loss per share:
Weighted average common shares outstanding		25,398	25,448
Denominator for basic loss per share		25,398	25,448
Weighted average unvested restricted stock units		—	128
Denominator for diluted loss per share	(1)	25,398	25,448

Loss per weighted average common share:
Basic		$(0.27)	$(0.27)
Diluted		$(0.27)	$(0.27)

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted earnings (loss) per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2026 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2025	$4,928
Net loss attributable to redeemable noncontrolling interests in the OP	(27)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(15)
Distributions to redeemable noncontrolling interests in the OP	(55)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(107)
Redeemable noncontrolling interests in the OP, March 31, 2026	$4,724

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equities, LLC and its affiliates (collectively, “BH Equity"), who was a noncontrolling interest member of the Company’s joint ventures prior to the purchase by the Company of 100% of the joint venture interests in the portfolio owned by BH Equity, representing approximately 8.4% ownership in the portfolio (the “BH Buyout") on June 30, 2017. Through BH Equity’s noncontrolling interests in such joint ventures, BH Equity was deemed to be a related party. With the completion of the BH Buyout, the Company and the OP amended the partnership agreement of the OP (the “Amendment”). BH Equity became a noncontrolling limited partner of the OP upon execution of the Amendment and was no longer deemed to be a related party. BH and its affiliates do not have common ownership in any joint venture with the Adviser; there is also no common ownership between BH and its affiliates and the Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs and design fees, which are capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three months ended March 31, 2026 and 2025 (in thousands):

		For the Three Months Ended March 31,
		2026	2025
Fees incurred
Property management fees	(1)	$1,807	$1,812
Construction supervision fees	(2)	162	140
Design fees	(2)	17	—
Reimbursements
Payroll and benefits	(3)	4,813	4,665
Other reimbursements	(4)	491	629

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

9. Related Party Transactions

Advisory and Administrative Fee

In accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee (the “Advisory Fee”) equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by the Company’s Adviser under the terms of the Advisory Agreement include, but are not limited to: providing daily management for the Company, selecting and working with third party service providers, managing the Company’s properties or overseeing the third party property manager, formulating an investment strategy for the Company and selecting suitable properties and investments, managing the Company’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the value-add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The Advisory Fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the Advisory Fee in shares of common stock, subject to certain limitations.

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2026 and 2025, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

Expense Cap

Pursuant to the terms of the Advisory Agreement, expenses paid or incurred by the Company for Operating Expenses and Fees payable to the Adviser will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect (the “Expense Cap”)). The Expense Cap does not limit the reimbursement of expenses related to Offering Expenses. The Expense Cap also does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation or other events outside the Company’s ordinary course of business or any out-of-pocket acquisitions or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Also, advisory and administrative fees are further limited on Contributed Assets to approximately $5.4 million in any calendar year. “Contributed Assets” refers to all Real Estate Assets contributed to the Company as part of its spin-off. The Contributed Assets Cap is not reduced for dispositions of such assets subsequent to its spin-off. Advisory and administrative fees on New Assets (as defined below) are not subject to the above limitation and are based on an annual rate of 1.2% on Average Real Estate Assets, but are subject to the Expense Cap. “New Assets” are all Real Estate Assets that are not Contributed Assets.

For the three months ended March 31, 2026 and 2025, the Company incurred Fees of $1.8 million and $1.7 million, respectively. For the three months ended March 31, 2026 and 2025, the Adviser elected to voluntarily waive Fees of approximately $5.4 million and $5.3 million, respectively. The Fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion.

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

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC, an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco, LLC and NLMF Leaseco, LLC, which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco, LLC. The Company accounts for its interest in NLMF Holdco, LLC using the equity method of accounting. As of March 31, 2026 and December 31, 2025, the Company has an investment of approximately $1.0 million and $0.9 million, respectively, to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three months ended March 31, 2026 and 2025, the Company included $0.1 million and $0.1 million, respectively, of NLMF Holdco, LLC net income in equity in earnings of affiliate on the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $1.1 million and $0.7 million, respectively, for fiber internet service to NLMF Leaseco, LLC which is included in property operating expenses on the consolidated statement of operations and comprehensive loss.

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2026, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2026, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

On April 1, 2024, the Adviser entered into a new self-insurance policy resulting in a new aggregate amount of $2,950,000 (the “2024 Aggregate Amount”) which was allocated across properties managed by the Adviser with approximately $2.1 million being allocated to the Company.

On April 1, 2025, the Adviser entered into a new property insurance agreement that had an aggregate amount of $4,000,000 (the “2025 Aggregate Amount”) which was allocated across properties managed by the Adviser with approximately $2.6 million being allocated to the Company.

As of March 31, 2026 and December 31, 2025, the Company had funded its entire 2025 Aggregate Amount and 2024 Aggregate Amount due and $1.9 million and $0.1 million remained in prepaid and other assets on the consolidated balance sheets, respectively. During the three months ended March 31, 2026 and 2025, no material claims were submitted related to the 2025 Aggregate Amount, which are normally included in property operating expenses on the consolidated statement of operations and comprehensive loss.

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

12. Subsequent Events

Dividends Declared

On April 27, 2026, the Company’s Board approved a quarterly dividend of $0.53 per share, payable on June 30, 2026 to stockholders of record on June 15, 2026.

2026 Insurance Policy

On April 1, 2026, the Adviser entered into a new property insurance agreement that had an aggregate amount of $3,000,000 (the “2026 Aggregate Amount”) which was allocated across properties managed by the Adviser with approximately $2.0 million being allocated to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

As of March 31, 2026, our Portfolio consisted of 36 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,305 units of apartment space that was approximately 93.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,485. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of March 31, 2026, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 8 to our consolidated financial statements).

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2026 and 2025.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on October 3, 2025. On December 18, 2025, the presiding judge in the Bankruptcy Trust Lawsuit recused herself, and the case was reassigned to a new bankruptcy judge. A status conference for the case is currently scheduled for April 30, 2026. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for April 14, 2026 to July 14, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Property management fees. Property management fees include fees paid to BH, our property manager, for managing each property (see Note 8 to our consolidated financial statements).

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth a summary of our operating results for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Total revenues	$63,544	$63,216	$328
Total expenses	(55,025)	(55,793)	768
Operating income	8,519	7,423	1,096
Interest expense	(15,442)	(14,381)	(1,061)
Casualty loss	—	(163)	163
Equity in earnings of affiliate	68	55	13
Miscellaneous income	74	142	(68)
Net loss	(6,781)	(6,924)	143
Net loss attributable to redeemable noncontrolling interests in the OP	(27)	(27)	—
Net loss attributable to common stockholders	$(6,754)	$(6,897)	$143

The change in our net loss for the three months ended March 31, 2026 as compared to our net loss for the three months ended March 31, 2025 primarily relates to an increase in operating income of $1.1 million and a decrease in miscellaneous income of $0.1 million, offset by increase in interest expense of $1.1 million.

Revenues

Rental income. Rental income was $61.1 million for the three months ended March 31, 2026 compared to $61.4 million for the three months ended March 31, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to an increase in one-time rent concessions of $0.9 million offset by increases in bad debt write offs/recoveries of $0.2 million and in utility reimbursements of $0.3 million.

Other income. Other income was $2.5 million for the three months ended March 31, 2026 compared to $1.8 million for the three months ended March 31, 2025, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to increases of $0.4 million and $0.2 million in internet/tech income and deposit insurance proceeds, respectively.

Expenses

Property operating expenses. Property operating expenses were $12.3 million for the three months ended March 31, 2026 compared to $12.5 million for the three months ended March 31, 2025, which was a decrease of approximately $0.2 million. The decrease between the periods was due to a decrease of $0.1 million in miscellaneous general and administrative expense.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.1 million for the three months ended March 31, 2026 compared to $9.0 million for the three months ended March 31, 2025, which was a decrease of approximately $0.9 million. The decrease between the periods was primarily due to decreases of $0.5 million and $0.2 million in property taxes and property/liability insurance expense, respectively.

Property management fees. Property management fees were $1.8 million for the three months ended March 31, 2026 and $1.8 million for the three months ended March 31, 2025, which was flat.

Advisory and administrative fees. Advisory and administrative fees were $1.8 million for the three months ended March 31, 2026 and $1.7 million for the three months ended March 31, 2025 which was an increase of approximately $0.1 million. For the three months ended March 31, 2026 and 2025, our Adviser elected to voluntarily waive the advisory and administrative fees of approximately $5.4 million and $5.3 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.5 million for the three months ended March 31, 2026 compared to $4.5 million for the three months ended March 31, 2025, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $2.3 million for the three months ended March 31, 2026 compared to $2.0 million for the three months ended March 31, 2025, which was an increase of approximately $0.3 million. The increase between periods was primarily due to an increase of $0.2 million in centralized services expense.

Depreciation and amortization. Depreciation and amortization costs were $24.3 million for the three months ended March 31, 2026 compared to $24.4 million for the three months ended March 31, 2025, which was a decrease of approximately $0.1 million. The decrease between periods was primarily due to a decrease in depreciation expense of $0.6 million, offset by an increase in amortization expense of $0.5 million.

Other Income and Expense

Interest expense. Interest expense was $15.4 million for the three months ended March 31, 2026 compared to $14.4 million for the three months ended March 31, 2025, which was an increase of approximately $1.0 million. The increase between periods was primarily due to a decrease in benefit from swaps. The following table details the various costs included in interest expense for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Interest on debt	$19,399	$20,678	$(1,279)
Amortization of deferred financing costs	1,683	1,644	39
Interest rate swaps	(5,542)	(8,444)	2,902
Interest rate caps	—	(88)	88
Interest rate caps mark-to-market loss (gain)	(98)	591	(689)
Total	$15,442	$14,381	$1,061

Casualty loss. Casualty loss was $0.0 million compared to a $0.2 million loss for the three months ended March 31, 2026 and 2025, respectively. The decrease in casualty loss between periods of $0.2 million is attributable to the Company's casualty events and the timing thereof.

Miscellaneous income. Miscellaneous income was $0.1 million for the three months ended March 31, 2026 compared to $0.1 million for the three months ended March 31, 2025, which was flat.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) depreciation and amortization expenses, (4) corporate income and corporate general and administrative expenses that are not reflective of operations of the properties, (5) casualty-related expenses/(recoveries) and casualty loss, (6) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (7) equity in earnings of affiliates.

These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net loss is useful for investors and management because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI and Same Store NOI for the Three Months Ended March 31, 2026 and 2025

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three months ended March 31, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2026	2025
Net loss		$(6,781)	$(6,924)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		1,771	1,696
Corporate general and administrative expenses		4,473	4,457
Corporate income		(590)	(442)
Casualty-related recoveries	(1)	(1,753)	(656)
Casualty loss		—	163
Property general and administrative expenses	(2)	851	790
Depreciation and amortization		24,291	24,350
Interest expense		15,442	14,381
Equity in earnings of affiliate		(68)	(55)
NOI		$37,636	$37,760
Less Non-Same Store
Revenues		(1,560)	(4)
Operating expenses		623	(22)
Same Store NOI		$36,699	$37,734

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

NOI for Our Q1 Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2026 and 2025

There are 35 properties encompassing 12,984 units of apartment space in our same store pool for the three months ended March 31, 2026 and 2025 (our “Q1 Same Store” properties). Our Q1 Same Store properties exclude the 1 unit that is currently down (see Note 3). We consider a property to be a same store property if we held the property during the entirety of both periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2026 and 2025 for our Q1 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$59,540	$61,436	$(1,896)	-3.1%
Other income	1,854	1,334	520	39.0%
Same Store revenues	61,394	62,770	(1,376)	-2.2%
Non-Same Store
Rental income	1,516	4	1,512	N/M
Other income	44	—	44	0.0%
Non-Same Store revenues	1,560	4	1,556	N/M
Total revenues	62,954	62,774	180	0.3%

Operating expenses
Same Store
Property operating expenses (1)	13,811	13,122	689	5.3%
Real estate taxes and insurance	7,810	9,026	(1,216)	-13.5%
Property management fees (2)	1,773	1,820	(47)	-2.6%
Property general and administrative expenses (3)	1,375	1,210	165	13.6%
Same Store operating expenses	24,769	25,178	(409)	-1.6%
Non-Same Store
Property operating expenses	285	2	283	N/M
Real estate taxes and insurance	268	(24)	292	N/M
Property management fees (2)	42	—	42	0.0%
Property general and administrative expenses (4)	28	—	28	0.0%
Non-Same Store operating expenses	623	(22)	645	N/M
Total operating expenses	25,392	25,156	236	0.9%

Operating income
Same Store
Miscellaneous income	74	142	(68)	-47.9%
Total operating income	74	142	(68)	-47.9%

NOI
Same Store	36,699	37,734	(1,035)	-2.7%
Non-Same Store	937	26	911	N/M
Total NOI	$37,636	$37,760	$(124)	-0.3%

(1)
For the three months ended March 31, 2026 and 2025, excludes approximately $96,000 and $(656,000), respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an affiliate of the noncontrolling limited partners of the OP.
(3)
For the three months ended March 31, 2026 and 2025, excludes approximately $807,000 and $791,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended March 31, 2026 and 2025, excludes approximately $44,000 and $(1,000), respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three Months Ended March 31, 2026 and 2025.”

Same Store Results of Operations for the Three Months Ended March 31, 2026 and 2025

As of March 31, 2026, our Q1 Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,482. As of March 31, 2025, our Q1 Same Store properties were approximately 94.4% leased with a weighted average monthly effective rent per occupied apartment unit of $1,495. For our Q1 Same Store properties, we recorded the following operating results for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

Revenues

Rental income. Rental income was $59.5 million for the three months ended March 31, 2026 compared to $61.4 million for the three months ended March 31, 2025, which was a decrease of approximately $1.9 million, or 3.1%. The majority of the decrease is related to a 0.9% decrease in the weighted average monthly effective rent per occupied apartment unit to $1,482 as of March 31, 2026 from $1,495 as of March 31, 2025 and a 0.8% decrease in occupancy.

Other income. Other income was $1.9 million for the three months ended March 31, 2026 compared to $1.3 million for the three months ended March 31, 2025, which was an increase of approximately $0.6 million or 39.0%. The majority of the increase is related to a $0.4 million increase in internet/tech income.

Expenses

Property operating expenses. Property operating expenses were $13.8 million for the three months ended March 31, 2026 compared to $13.1 million for the three months ended March 31, 2025, which was an increase of approximately $0.7 million, or 5.3%. The majority of the increase is related to increases in bulk internet costs, resurfacing expense, and utilities expense of $0.4 million, $0.1 million and $0.1 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.8 million for the three months ended March 31, 2026 compared to $9.0 million for the three months ended March 31, 2025, which was a decrease of approximately $1.2 million or 13.5%. The majority of the decrease is related to decreases in property tax expense and insurance expense of $0.6 million and $0.4 million, respectively.

Property management fees. Property management fees were $1.8 million for the three months ended March 31, 2026 compared to $1.8 million for the three months ended March 31, 2025, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.4 million for the three months ended March 31, 2026 compared to $1.2 million for the three months ended March 31, 2025, which was an increase of approximately $0.2 million or 13.6%. The majority of the increase is related to an increase in centralized services of $0.1 million.

FFO, Core FFO and AFFO

We believe that net loss, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net loss, as defined by GAAP. FFO is defined by NAREIT as net loss computed in accordance with GAAP plus real estate depreciation and amortization. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net loss before adjusting for amounts attributable to redeemable noncontrolling interests in the OP and we show the combined amounts attributable to such noncontrolling interests as an adjustment to arrive at FFO attributable to common stockholders.

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such casualty-related expenses and recoveries and gains or losses, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2026	2025	% Change
Net loss		$(6,781)	$(6,924)	2.1%
Depreciation and amortization		24,291	24,350	-0.2%
Adjustment for noncontrolling interests		(69)	(69)	0.0%
FFO attributable to common stockholders		17,441	17,357	0.5%

FFO per share - basic		$0.69	$0.68	0.7%
FFO per share - diluted		$0.69	$0.68	1.2%

Casualty-related recoveries		(1,753)	(656)	N/M
Casualty loss		—	163	N/M
Amortization of deferred financing costs		1,683	1,644	2.4%
Mark-to-market adjustments of interest rate caps		(98)	591	N/M
Adjustment for noncontrolling interests		1	(7)	N/M
Core FFO attributable to common stockholders		17,274	19,092	-9.5%

Core FFO per share - basic		$0.68	$0.75	-9.3%
Core FFO per share - diluted		$0.68	$0.75	-8.9%

Equity-based compensation expense		2,362	2,475	-4.6%
Adjustment for noncontrolling interests		(9)	(10)	-10.0%
AFFO attributable to common stockholders		19,627	21,557	-9.0%

AFFO per share - basic		$0.77	$0.85	-8.8%
AFFO per share - diluted		$0.77	$0.84	-8.3%

Weighted average common shares outstanding - basic		25,398	25,448	-0.2%
Weighted average common shares outstanding - diluted	(1)	25,398	25,576	-0.7%

Dividends declared per common share		$0.53	$0.51	3.9%

Net loss Coverage - diluted	(2)	-0.51x	-0.53x	-3.8%
FFO Coverage - diluted	(2)	1.30x	1.33x	-2.6%
Core FFO Coverage - diluted	(2)	1.28x	1.46x	-12.3%
AFFO Coverage - diluted	(2)	1.46x	1.65x	-11.8%

(1)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO, Core FFO and AFFO. For periods in which potential common shares are anti‑dilutive, diluted weighted‑average shares outstanding are equal to basic weighted‑average shares outstanding.
(2)
Indicates coverage ratio of net loss/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2026 as compared to the three months ended March 31, 2025

FFO was $17.4 million for the three months ended March 31, 2026 compared to $17.4 million for the three months ended March 31, 2025, which was flat.

Core FFO was $17.3 million for the three months ended March 31, 2026 compared to $19.1 million for the three months ended March 31, 2025, which was a decrease of approximately $1.8 million. The change in our Core FFO between the periods primarily relates to a decrease in mark to market adjustments of interest rate caps of $0.7 million.

AFFO was $19.6 million for the three months ended March 31, 2026 compared to $21.6 million for the three months ended March 31, 2025, which was a decrease of approximately $2.0 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and equity-based compensation expense of $0.1 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Credit Facility. As of March 31, 2026, we had approximately $8.1 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of the ATM Sales Agents, pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock having an aggregate sales price of up to $225,000,000 under the ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. The ATM Program may be terminated by the Company at any time and expires automatically once aggregate sales under the ATM Program reach $225,000,000 (see Note 6 to our consolidated financial statements).

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2026.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$23,334	$28,322
Net cash used in investing activities	(7,607)	(8,878)
Net cash used in financing activities	(8,124)	(14,541)
Net increase in cash, cash equivalents and restricted cash	7,603	4,903
Cash, cash equivalents and restricted cash, beginning of period	45,180	53,917
Cash, cash equivalents and restricted cash, end of period	$52,783	$58,820

Cash flows from operating activities. During the three months ended March 31, 2026, net cash provided by operating activities was $23.3 million compared to net cash provided by operating activities of $28.3 million for the three months ended March 31, 2025. The change in cash flows from operating activities was mainly due to a decrease in net cash received on derivative settlements of $4.1 million and a decrease in real estate taxes of $1.2 million.

Cash flows from investing activities. During the three months ended March 31, 2026, net cash used in investing activities was $7.6 million compared to net cash used in investing activities of $8.9 million for the three months ended March 31, 2025. The change in cash flows from investing activities was mainly due to a decrease in additions to real estate investments of $1.3 million.

Cash flows from financing activities. During the three months ended March 31, 2026, net cash used in financing activities was $8.1 million compared to net cash used in financing activities of $14.5 million for the three months ended March 31, 2025. The change in cash flows from financing activities was mainly due to an increase in mortgage proceeds received of $39.7 million, offset by an increase in credit facility payments of $33.0 million.

Real Estate Investments Statistics

As of March 31, 2026, the Company was invested in a total of 36 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Arbors on Forest Ridge	155	210	1/31/2014	$1,137	$1,136	94.8%	96.2%
Cutter's Point	198	196	1/31/2014	1,374	1,428	92.3%	91.3%
The Summit at Sabal Park	205	252	8/20/2014	1,347	1,368	97.6%	93.3%
Courtney Cove	225	324	8/20/2014	1,328	1,323	89.2%	90.4%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,645	1,650	97.0%	93.8%
Cornerstone	318	430	1/15/2015	1,391	1,382	90.0%	90.0%
The Preserve at Terrell Mill	692	752	2/6/2015	1,265	1,296	93.0%	91.2%
Versailles	301	388	2/26/2015	1,076	1,105	86.3%	85.8%
Seasons 704 Apartments	217	222	4/15/2015	1,845	1,830	95.0%	95.9%
Madera Point	193	256	8/5/2015	1,290	1,273	94.9%	96.1%
Venue at 8651	289	333	10/30/2015	1,152	1,152	95.2%	95.8%
Parc500	266	217	7/27/2016	1,943	1,941	95.4%	95.9%
The Venue on Camelback	256	415	10/11/2016	936	951	92.8%	92.5%
Rockledge Apartments	802	708	6/30/2017	1,475	1,481	90.8%	93.3%
Atera Apartments	334	380	10/25/2017	1,447	1,470	93.9%	92.4%
Versailles II	199	242	9/26/2018	1,011	1,092	88.4%	86.4%
Brandywine I & II	414	632	9/26/2018	1,158	1,170	90.7%	91.3%
Bella Vista	243	248	1/28/2019	1,625	1,590	95.2%	96.4%
The Enclave	194	204	1/28/2019	1,683	1,720	94.6%	94.6%
The Heritage	199	204	1/28/2019	1,552	1,593	94.6%	92.6%
Summers Landing	139	196	6/7/2019	1,215	1,170	94.9%	88.7%
Residences at Glenview Reserve	344	360	7/17/2019	1,225	1,248	94.2%	93.9%
Residences at West Place	345	342	7/17/2019	1,577	1,591	91.5%	92.7%
Avant at Pembroke Pines	1,442	1,520	8/30/2019	2,194	2,233	95.2%	94.1%
Arbors of Brentwood	325	346	9/10/2019	1,414	1,415	94.5%	92.2%
Torreyana Apartments	309	316	11/22/2019	1,480	1,479	94.3%	90.5%
Bloom	498	528	11/22/2019	1,353	1,313	93.8%	92.8%
Bella Solara	271	320	11/22/2019	1,321	1,335	95.9%	88.4%
Fairways at San Marcos	340	352	11/2/2020	1,553	1,529	98.6%	96.0%
The Verandas at Lake Norman	241	264	6/30/2021	1,353	1,341	93.6%	94.3%
Creekside at Matthews	263	240	6/30/2021	1,445	1,461	93.8%	92.9%
Six Forks Station	360	323	9/10/2021	1,399	1,347	93.2%	93.5%
High House at Cary	293	302	12/7/2021	1,464	1,466	95.0%	92.4%
The Adair	328	232	4/1/2022	1,950	1,942	97.0%	95.3%
Estates on Maryland	324	330	4/1/2022	1,420	1,400	95.2%	93.9%
Sedona at Lone Mountain	354	321	12/11/2025	1,611	1,592	88.1%	91.6%
	12,247	13,305

(1)
Average effective monthly rent per unit is equal to the contractual rent for commenced leases as of March 31, 2026 and December 31, 2025, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2026 and December 31, 2025, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of March 31, 2026 and December 31, 2025, divided by the total number of units, expressed as a percentage.
(3)
Includes 1 down unit as of March 31, 2026 (see Note 3).

Debt, Derivatives and Hedging Activity

Mortgage Debt

Interest rates for mortgage debt is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is the Secured Overnight Financing Rate (“SOFR”). Loans that transitioned from the London Inter-Bank Offered Rate ("LIBOR") to SOFR include a 0.11448% adjustment to SOFR for the all-in rate ("Adjusted SOFR"). As of March 31, 2026, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 4.73% and an adjusted weighted average interest rate of 3.30%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.36% for Adjusted SOFR on our combined $0.9 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.9 billion of our floating rate mortgage debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2026, interest rate swap agreements effectively covered 61% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of March 31, 2026, interest rate cap agreements covered $1.5 billion of our $1.5 billion of floating rate mortgage debt outstanding, which effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 8.01%.

LIBOR ceased publication on June 30, 2023. On July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for most LIBOR debt and derivative instruments. For the Company's interest rate swaps, the reference transitioned from one-month LIBOR to Adjusted SOFR.

On January 30, 2026, the Company entered into a $40.3 million mortgage loan secured by Sedona at Lone Mountain with Newmark. The loan matures on February 1, 2033, with all principal due at maturity and bears interest at a rate based on the 30‑day Average SOFR plus a margin of 1.23%.

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

Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of March 31, 2026 and December 31, 2025, the Company had $0.0 million and $0.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, though the OP, entered into a $200.0 million revolving credit facility with JPM and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility and on February 3, 2026 the Company made a principal payment of $33.0 million. As of March 31, 2026, the Company had $141.0 million available for borrowing under the Credit Facility, $57.0 million drawn under the Credit Facility and a $2.0 million letter of credit outstanding.

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

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of March 31, 2026, the Company believes it is compliant with all provisions of the Credit Facility.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank, one with JPM and one with Truist Bank (collectively the “Counterparties”) with a combined notional amount of $0.9 billion. As of March 31, 2026, the interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to $0.9 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR, other than the JPM swap which is based on SOFR, to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

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

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR and SOFR. As of March 31, 2026, Adjusted SOFR and SOFR were 3.77% and 3.65%.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2026 for the next five calendar years subsequent to March 31, 2026. We used the applicable reference rate as of March 31, 2026 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	2026	2027	2028	2029	2030	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,543,529	$—	$—	$33,817	$—	$—	$1,509,712
Interest expense	(1)	396,190	46,534	72,235	70,222	70,124	72,705	64,370
Total		$1,939,719	$46,534	$72,235	$104,039	$70,124	$72,705	$1,574,082

Credit Facility
Principal payments		$57,000	$—	$—	$57,000	$—	$—	$—
Interest expense		7,208	2,462	3,192	1,554	—	—	—
Total		$64,208	$2,462	$3,192	$58,554	$—	$—	$—

Total contractual obligations and commitments		$2,003,927	$48,996	$75,427	$162,593	$70,124	$72,705	$1,574,082

(1)
Interest expense obligations include the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of March 31, 2026, we had entered into seven interest rate swap transactions with a combined notional amount of $0.9 billion and one forward rate swap agreement with a notional amount of approximately $0.1 billion. We have allocated the total impact of expected settlements on the $1.0 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used the applicable reference rate as of March 31, 2026 to determine our expected settlements through the terms of the interest rate swaps.

Credit Facility

The Credit Facility will mature on June 30, 2028 with respect to the revolving commitments, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. See Note 4 to our consolidated financial statements.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser an annual advisory and administrative fee of 1.2%. The advisory and administrative fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended March 31, 2026 and 2025, the Company incurred advisory and administrative fees of $1.8 million and $1.7 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco, LLC may result in additional funding requirements to cover future project costs. The maximum exposure of potential development funding is expected to be no more than 10% of the total project costs. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. As of March 31, 2026, the Company has funded approximately $1.0 million to NLMF Holdco, LLC which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the three months ended March 31, 2026, the Company incurred expenses of $1.1 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive loss.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of March 31, 2026, we had approximately $8.1 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three months ended March 31, 2026 and 2025 (in thousands):

		For the Three Months Ended March 31,
Rehab Expenditures		2026	2025
Interior	(1)	$1,229	$652
Exterior and common area		396	58
Total rehab expenditures		$1,625	$709

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the three months ended March 31, 2026 and 2025, we completed full and partial interior rehabs on 300 and 210 units, respectively.

REIT Tax Election and Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2015, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the three months ended March 31, 2026 and 2025. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2026. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2025, 2024 and 2023 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2026 of $0.53 per share on February 23, 2026 which was paid on March 31, 2026 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 5 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of March 31, 2026, we had total indebtedness of $1.6 billion at a weighted average interest rate of 4.77%, of which $1.6 billion was debt with a floating interest rate. As of March 31, 2026, the interest rate swap agreements we have entered into effectively fix the interest rate on 60.8% of our $1.5 billion of floating rate mortgage debt outstanding (see below). As of March 31, 2026, the adjusted weighted average interest rate of the total indebtedness was 3.36%. For purposes of calculating the adjusted weighted average interest rate of our total indebtedness, we have included the weighted average fixed rate of 1.36% for the $0.9 billion notional amount of interest rate swap agreements that we have entered into as of March 31, 2026, which effectively fix the interest rate on $0.9 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of March 31, 2026, the interest rate cap agreements we have entered into effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 8.01% for the term of the agreements, which is generally three to four years.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into seven interest rate swap transactions with the Counterparties with a combined notional amount of $0.9 billion, and one forward swap agreement with a notional amount of approximately $0.1 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to that amount with a weighted average fixed rate of 1.36%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.36%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR or SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of March 31, 2026, of the amounts illustrated in the table below for our indebtedness as of March 31, 2026 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,600
0.50%	3,200
0.75%	4,900
1.00%	6,500

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Shares

On October 25, 2022, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 24, 2024. On October 28, 2024, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026. This authorization replaced the Board’s prior share repurchase authorization. During the three months ended March 31, 2026, the Company did not make any repurchases. Since inception of the share repurchase program through March 31, 2026, the Company had repurchased 3,212,415 shares of its common stock, par value $0.01 per share, at a total cost of approximately $94.6 million, or $29.44 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	3,212,415	$29.44	3,212,415	$77.8
January 1 – January 31	—	—	—	77.8
February 1 – February 28	—	—	—	77.8
March 1 – March 31	—	—	—	77.8
Total as of March 31, 2026	3,212,415	$29.44	3,212,415	$77.8

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ James Dondero	President and Director	April 29, 2026
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	April 29, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)