Form 10-Q
period 2026-06-30
NexPoint Residential Trust, Inc.
filed 2026-08-05
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 25,549,813 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended June 30, 2026

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

•
risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•
any other risks included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 26, 2026.

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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$371,656	$371,656
Buildings and improvements	1,820,655	1,812,311
Intangible lease assets	—	1,052
Construction in progress	7,205	8,535
Furniture, fixtures, and equipment	236,354	224,661
Total Gross Operating Real Estate Investments	2,435,870	2,418,215
Accumulated depreciation and amortization	(651,454)	(604,321)
Total Net Operating Real Estate Investments	1,784,416	1,813,894
Cash and cash equivalents	14,626	13,704
Restricted cash	37,971	31,476
Accounts receivable, net (1)	9,353	9,059
Prepaid and other assets (2)	26,754	4,852
Fair market value of interest rate swaps	5,231	13,434
TOTAL ASSETS	$1,878,351	$1,886,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,511,869	$1,469,410
Credit facility, net	77,627	88,102
Accounts payable and other accrued liabilities	13,159	11,554
Accrued real estate taxes payable	12,688	5,251
Accrued interest payable	6,501	7,053
Security deposit liability	2,819	2,980
Prepaid rents	1,058	1,170
Fair market value of interest rate swaps	—	475
Total Liabilities	1,625,721	1,585,995

Redeemable noncontrolling interests in the OP	4,769	4,928

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,549,813 and 25,364,470 shares issued and outstanding, respectively	256	254
Additional paid-in capital	409,951	406,628
Accumulated earnings less dividends	(166,672)	(123,409)
Accumulated other comprehensive income	4,326	12,023
Total Stockholders' Equity	247,861	295,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,878,351	$1,886,419

(1)
Includes $0.2 million and $0.0 million from a related party as of June 30, 2026 and December 31, 2025, respectively (see Note 9).
(2)
Includes $22.1 million and $0.0 million note receivable from a related party as of June 30, 2026 and December 31, 2025, respectively (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$61,802	$61,230	$122,858	$122,670
Other income (1)	2,807	1,919	5,295	3,695
Total revenues	64,609	63,149	128,153	126,365
Expenses
Property operating expenses	14,603	12,529	26,946	24,997
Real estate taxes and insurance	8,203	8,485	16,282	17,487
Property management fees (2)	1,828	1,806	3,642	3,626
Advisory and administrative fees (3)	1,798	1,725	3,569	3,421
Corporate general and administrative expenses	4,711	4,499	9,184	8,956
Property general and administrative expenses	2,518	2,143	4,772	4,143
Depreciation and amortization	23,893	24,059	48,184	48,409
Total expenses	57,554	55,246	112,579	111,039
Operating income	7,055	7,903	15,574	15,326
Interest expense	(15,829)	(15,162)	(31,271)	(29,543)
Casualty loss	—	(5)	—	(168)
Equity in earnings of affiliate	105	59	173	114
Miscellaneous income	24	144	98	286
Net loss	(8,645)	(7,061)	(15,426)	(13,985)
Net loss attributable to redeemable noncontrolling interests in the OP	(34)	(28)	(61)	(55)
Net loss attributable to common stockholders	$(8,611)	$(7,033)	$(15,365)	$(13,930)
Other comprehensive loss
Unrealized losses on interest rate derivatives	(3,991)	(6,442)	(7,728)	(16,614)
Total comprehensive loss	(12,636)	(13,503)	(23,154)	(30,599)
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(50)	(53)	(92)	(120)
Comprehensive loss attributable to common stockholders	$(12,586)	$(13,450)	$(23,062)	$(30,479)

Weighted average common shares outstanding - basic	25,517	25,384	25,458	25,416
Weighted average common shares outstanding - diluted	25,517	25,384	25,458	25,416

Loss per share - basic	$(0.34)	$(0.28)	$(0.60)	$(0.55)
Loss per share - diluted	$(0.34)	$(0.28)	$(0.60)	$(0.55)

(1)
Includes $0.2 million from a related party for the three and six months ended June 30, 2026, and $0.0 million for the three and six months ended June 30, 2025 (see Note 9).
(2)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP (see Note 8).
(3)
Fees incurred to the Adviser (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Three Months ended June 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, March 31, 2026	—	$—	25,491,439	$255	$407,722	$(143,850)	$8,301	$272,428
Net loss attributable to common stockholders	—	—	—	—	—	(8,611)	—	(8,611)
Vesting of stock-based compensation	—	—	58,374	1	2,229	—	—	2,230
Common stock dividends declared ($0.53 per share)	—	—	—	—	—	(14,061)	—	(14,061)
Other comprehensive loss	—	—	—	—	—	—	(3,975)	(3,975)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(150)	—	(150)
Balances, June 30, 2026	—	$—	25,549,813	$256	$409,951	$(166,672)	$4,326	$247,861

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Six Months ended June 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2025	—	$—	25,364,470	$254	$406,628	$(123,409)	$12,023	$295,496
Net loss attributable to common stockholders	—	—	—	—	—	(15,365)	—	(15,365)
Vesting of stock-based compensation	—	—	185,343	2	3,323	—	—	3,325
Common stock dividends declared ($1.06 per share)	—	—	—	—	—	(27,855)	—	(27,855)
Other comprehensive loss	—	—	—	—	—	—	(7,697)	(7,697)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(43)	—	(43)
Balances, June 30, 2026	—	$—	25,549,813	$256	$409,951	$(166,672)	$4,326	$247,861

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Three Months ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, March 31, 2025	—	$—	25,570,810	$256	$407,205	$(58,135)	$30,583	$—	$379,909
Net loss attributable to common stockholders	—	—	—	—	—	(7,033)	—	—	(7,033)
Vesting of stock-based compensation	—	—	16,769	—	2,072	—	—	—	2,072
Repurchases of common stock	—	—	—	—	—	—	—	(7,657)	(7,657)
Retirement of common stock held in treasury		—	(223,109)	(2)	(7,655)	—		7,657	—
Common stock dividends declared ($0.51 per share)	—	—	—	—	—	(13,334)	—	—	(13,334)
Other comprehensive loss	—	—	—	—	—	—	(6,417)	—	(6,417)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	350	—	—	350
Balances, June 30, 2025	—	$—	25,364,470	$254	$401,622	$(78,152)	$24,166	$—	$347,890

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other	Common Stock Held in
Six Months ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Treasury at Cost	Total
Balances, December 31, 2024	—	$—	25,403,537	$254	$407,429	$(38,030)	$40,715	$—	$410,368
Net loss attributable to common stockholders	—	—	—	—	—	(13,930)	—	—	(13,930)
Vesting of stock-based compensation	—	—	184,042	2	1,848	—	—	—	1,850
Repurchases of common stock	—	—	—	—	—	—	—	(7,657)	(7,657)
Retirement of common stock held in treasury	—	—	(223,109)	(2)	(7,655)	—	—	7,657	—
Common stock dividends declared ($1.02 per share)	—	—	—	—	—	(26,586)	—	—	(26,586)
Other comprehensive loss	—	—	—	—	—	—	(16,549)	—	(16,549)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	394	—	—	394
Balances, June 30, 2025	—	$—	25,364,470	$254	$401,622	$(78,152)	$24,166	$—	$347,890

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(15,426)	$(13,985)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	48,184	48,409
Amortization/write-off of deferred financing costs and debt prepayment penalties	3,367	3,040
Change in fair value on derivative instruments included in interest expense	(10,913)	(14,705)
Net cash received on derivative settlements	11,262	17,024
Amortization/write-off of fair value adjustment of assumed debt	(52)	(53)
Provision for bad debts, net	708	675
Vesting of stock-based compensation	5,098	4,810
Insurance proceeds received for business interruption	169	324
Equity in earnings of affiliate	(173)	(114)
Casualty gains	(162)	(1,836)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(2,390)	(2,402)
Prepaid and other assets	574	(963)
Operating liabilities	73	(899)
Real estate taxes payable	7,437	8,877
Net cash provided by operating activities	47,756	48,202

Cash flows from investing activities
Originations of loans, held-for-investment (1)	(22,145)	—
Additions to real estate investments	(16,670)	(18,689)
Net cash used in investing activities	(38,815)	(18,689)

Cash flows from financing activities
Mortgage proceeds received	39,683	—
Credit facilities proceeds received	22,145	—
Credit facilities payments	(33,000)	—
Deferred financing costs paid	(159)	—
Interest rate cap fees paid	(30)	—
Payments for taxes related to net share settlement of stock-based compensation	(1,620)	—
Distributions to redeemable noncontrolling interests in the OP	(110)	(104)
Cash settlement of stock-based compensation	(200)	(519)
Repurchase of common stock	—	(7,657)
Dividends paid to common stockholders	(28,233)	(27,146)
Net cash used in financing activities	(1,524)	(35,426)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,417	(5,913)
Cash, cash equivalents and restricted cash, beginning of period	45,180	53,917
Cash, cash equivalents and restricted cash, end of period	$52,597	$48,004

(1)
Includes $22.1 million and $0.0 million to a related party for the six months ended June 30, 2026 and 2025, respectively (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$39,421	$42,166
Supplemental Disclosure of Noncash Activities
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(43)	394
Capitalized construction costs included in accounts payable and other accrued liabilities	5,369	2,776
Change in fair value on derivative instruments designated as hedges	(7,728)	(16,614)
Change in dividends payable upon vesting of restricted stock units	(378)	(560)
Write-off of fully amortized in-place leases	1,052	—

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (the “TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of June 30, 2026, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net mortgage payables associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2026 and December 31, 2025, there were no properties classified as held for sale.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the three and six months ended June 30, 2026 and 2025.

Dispositions

There were no dispositions of real estate during the three and six months ended June 30, 2026 and 2025.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% of the ownership interest in, and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of June 30, 2026 and December 31, 2025, the Company had approximately $0.4 million and $0.1 million accrued for cash reserves, respectively, which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Losses

The Company experiences casualty events from time to time. During the three and six months ended June 30, 2026 and 2025, the Company recognized casualty losses in connection with such events. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive loss in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive loss. Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During the three and six months ended June 30, 2026, the Company recognized no casualty losses and $0.0 million and $0.1 million in business interruption proceeds on the consolidated statement of operations and comprehensive loss, due to casualty events, respectively.

During the three and six months ended June 30, 2025, the Company recognized $0.0 million and $0.2 million in casualty losses, respectively, and $0.1 million and $0.3 million in business interruption proceeds on the consolidated statement of operations and comprehensive loss, due to casualty events, respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2026 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817		4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977		4.72%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185		4.72%	10/1/2031
Bella Vista	Floating	84	37,400		4.72%	10/1/2031
Brandywine I & II	Floating	84	59,526		4.72%	10/1/2031
Cornerstone	Floating	84	45,815		4.72%	10/1/2031
Estates on Maryland	Floating	84	37,345		4.72%	10/1/2031
High House at Cary	Floating	84	32,478		4.72%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271		4.72%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220		4.72%	10/1/2031
Six Forks Station	Floating	84	30,430		4.72%	10/1/2031
Summers Landing	Floating	84	14,135		4.72%	10/1/2031
The Adair	Floating	84	33,229		4.72%	10/1/2031
The Enclave	Floating	84	33,440		4.72%	10/1/2031
The Heritage	Floating	84	29,810		4.72%	10/1/2031
The Venue on Camelback	Floating	84	36,465		4.72%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113		4.72%	10/1/2031
Versailles II	Floating	84	15,706		4.72%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307		4.72%	12/1/2031
Atera Apartments	Floating	84	38,555		4.72%	12/1/2031
Bella Solara	Floating	84	37,772		4.72%	12/1/2031
Bloom	Floating	84	60,848		4.72%	12/1/2031
Courtney Cove	Floating	84	31,596		4.72%	12/1/2031
Creekside at Matthews	Floating	84	28,703		4.72%	12/1/2031
Cutter's Point	Floating	84	18,994		4.72%	12/1/2031
Fairways at San Marcos	Floating	84	55,056		4.72%	12/1/2031
Madera Point	Floating	84	29,676		4.72%	12/1/2031
Parc500	Floating	84	30,012		4.72%	12/1/2031
Rockledge Apartments	Floating	84	78,444		4.72%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960		4.72%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341		4.72%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735		4.72%	12/1/2031
Torreyana Apartments	Floating	84	43,153		4.72%	12/1/2031
Venue at 8651	Floating	84	24,620		4.72%	12/1/2031
Versailles	Floating	84	26,108		4.72%	12/1/2031
Sedona at Lone Mountain	Floating	84	40,287		4.86%	2/1/2033
			$1,543,529
Fair market value adjustment			238	(2)
Deferred financing costs, net of accumulated amortization of $9,966			(31,898)
			$1,511,869

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of June 30, 2026, SOFR was 3.63%.
(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of the Company’s mortgage indebtedness was 4.71% as of June 30, 2026 and 4.86% as of December 31, 2025. As of June 30, 2026, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 3.49% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company includes the weighted average fixed rate of 1.43% for its combined $0.8 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.8 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2026 and December 31, 2025, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company's credit facility as of June 30, 2026, (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Credit Facility	Floating	36	79,145	5.90%	6/30/2028
Deferred financing costs, net of accumulated amortization of $759			(1,518)
			$77,627

(1) Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of June 30, 2026 was 3.65%.

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of June 30, 2026 and December 31, 2025, the Company had $0.0 million and $0.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, through the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. ("JPM") and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility and on February 3, 2026, the Company made a principal payment of $33.0 million. On June 5, 2026, the Company drew $22.1 million on the Credit Facility. As of June 30, 2026, the Company had $118.9 million available for borrowing under the Credit Facility, $79.1 million in aggregate principal outstanding on the Credit Facility and a $2.0 million letter of credit outstanding under the Credit Facility.

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

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of June 30, 2026 and December 31, 2025, the Company believes it is compliant with all provisions of the Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. During the three and six months ended June 30, 2026, amortization of deferred financing costs of approximately $1.7 million and $3.4 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, amortization of deferred financing costs of approximately $1.6 million and $3.3 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2026 are as follows (in thousands):

	Operating Properties	Credit Facility	Total
2026	$—	$—	$—
2027	—	—	—
2028	33,817	79,145	112,962
2029	—	—	—
2030	—	—	—
Thereafter	1,509,712	—	1,509,712
Total	$1,543,529	$79,145	$1,622,674

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

As of June 30, 2026, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
April 3, 2025	April 1, 2030	JPM	100,000	3.489%
			$817,500	1.427%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR other than for the JPM swap which is based on SOFR. As of June 30, 2026, Adjusted SOFR and SOFR were 3.75% and 3.63%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

As of June 30, 2026, the Company had the following interest rate swap that was designated as a cash flow hedge of interest rate risk with a future effective date (dollars in thousands):

Future Swaps

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.798%

(1)
The floating rate option for the interest rate swap is Adjusted SOFR. As of June 30, 2026, Adjusted SOFR was 3.75%.

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

As of June 30, 2026, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

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

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$5,231	$13,434	$—	$475

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	174	16	—	—
Total		$5,405	$13,450	$—	$475

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2026	2025	OCI into income	2026	2025
Derivatives designated as hedging instruments:
For the three months ended June 30,
Interest rate swaps	$1,252	$643	Interest expense	$5,243	$7,110
Interest rate caps	$—	$107	Interest expense	$—	$82
For the six months ended June 30,
Interest rate swaps	$3,057	$(1,144)	Interest expense	$10,785	$15,546
Interest rate caps	$—	$246	Interest expense	$—	$170

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2026	2025
Derivatives not designated as hedging instruments:
For the three months ended June 30,
Interest rate caps	Interest expense	$29	$(187)
For the six months ended June 30,
Interest rate caps	Interest expense	$127	$(778)

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 8). The redemption value is based on the fair value of the Company’s common stock at the redemption date and, therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.

Financial Instruments Not Carried at Fair Value

As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company's note receivable, included in prepaid and other assets, is carried at amortized cost. Given the recency of the purchase of the Waterford Loan (as defined below) in June 2026, and the absence of significant changes in credit or market conditions since that date, the Company believes its carrying value approximates fair value as of June 30, 2026. The Company will reassess this conclusion in future periods as additional information becomes available, and the estimated fair value would utilize Level 3 inputs (see Note 9).

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

The table below presents the outstanding principal balance and estimated fair values of our debt as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Fixed rate debt	$33,817	$32,888	$33,817	$33,152
Floating rate debt (1)	$1,588,857	$1,567,207	$1,559,425	$1,527,915

(1)
Includes balances outstanding under our Credit Facility.

6. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2026 and 2025, the Company issued 185,343 and 184,042 shares of common stock, respectively, pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of June 30, 2026 and December 31, 2025, the Company had 25,549,813 and 25,364,470 shares of common stock, par value $0.01 per share issued and outstanding, respectively.

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

During the three and six months ended June 30, 2026, the Company did not make any share repurchases. During the three and six months ended June 30, 2025, the Company repurchased zero and 223,109 shares of its common stock at a total cost of approximately $7.7 million, or $34.29 per share on average. Since the inception of the share repurchase program through June 30, 2026, the Company had repurchased 3,212,415 shares of its common stock, at a total cost of approximately $94.6 million, or $29.44 per share on average.

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved the NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering 2,100,000 shares of common stock, which the Company may issue pursuant to the 2016 LTIP. The 2016 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards (collectively, "Awards"), for the purpose of providing the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

On May 20, 2025, the Company’s stockholders approved the NexPoint Residential Trust, Inc. 2025 Long Term Incentive Plan (the "2025 LTIP") and on May 20, 2025, the Company filed a registration statement on Form S-8 registering 976,000 shares of common stock, which the Company may issue pursuant to the 2025 LTIP. Under the 2025 LTIP, Awards may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. As of the date of adoption of the 2025 LTIP, no further Awards can be made under the 2016 LTIP.

As of June 30, 2026, the Company had granted 2,085,345 and 742,240 restricted stock units under the 2016 LTIP and 2025 LTIP, respectively, net of forfeitures. As of June 30, 2026 and December 31, 2025, the Company had 310,267 and 483,525 unvested restricted stock units outstanding under the 2016 LTIP. As of June 30, 2026 and December 31, 2025, the Company had 669,440 and 307,868 unvested restricted stock units outstanding under the 2025 LTIP.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2026:

	2026
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	791,393		$37.54
Granted	440,000		24.32
Vested	(250,936)	(1)	39.80
Forfeited	(750)		32.92
Outstanding June 30,	979,707		$30.87

(1)
Certain key employees of the Adviser and directors elected to net the taxes owed upon vesting and cash settle 58,731 and 6,862 restricted stock units, respectively, against the shares issued resulting in 185,343 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

As of June 30, 2026 and December 31, 2025, the Company had issued 1,461,299 and 1,334,148 shares of common stock under the 2016 LTIP, respectively, and 58,374 and zero shares of common stock under the 2025 LTIP. For the three months ended June 30, 2026 and 2025, the Company recognized approximately $2.7 million and $2.3 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the six months ended June 30, 2026 and 2025, the Company recognized approximately $5.1 million and $4.8 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of June 30, 2026 and December 31, 2025, the Company had recognized a liability of approximately $2.4 million and $2.8 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of June 30, 2026 and December 31, 2025, the Company had total unrecognized compensation expense on restricted stock units of approximately $27.5 million and $21.9 million over a weighted average vesting period of 2.0 and 1.5 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, having an aggregate sales price of up to $225,000,000 (the “ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. The equity distribution agreements also provide that, in addition to the issuance and sale of shares of common stock by the Company through the ATM Sales Agents, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. During the six months ended June 30, 2026 and 2025, no shares were issued under the ATM Program. The following table contains summary information of the ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Numerator for loss per share:
Net loss		$(8,645)	$(7,061)	$(15,426)	$(13,985)
Net loss attributable to redeemable noncontrolling interests in the OP		(34)	(28)	(61)	(55)
Net loss attributable to common stockholders		$(8,611)	$(7,033)	$(15,365)	$(13,930)

Denominator for loss per share:
Weighted average common shares outstanding		25,517	25,384	25,458	25,416
Denominator for basic loss per share		25,517	25,384	25,458	25,416
Weighted average unvested restricted stock units		—	20	33	124
Denominator for diluted earnings (loss) per share	(1)	25,517	25,384	25,458	25,416

Loss per weighted average common share:
Basic		$(0.34)	$(0.28)	$(0.60)	$(0.55)
Diluted		$(0.34)	$(0.28)	$(0.60)	$(0.55)

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted loss per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2026 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2025	$4,928
Net loss attributable to redeemable noncontrolling interests in the OP	(61)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(31)
Distributions to redeemable noncontrolling interests in the OP	(110)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	43
Redeemable noncontrolling interests in the OP, June 30, 2026	$4,769

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

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs and design fees, which are capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and six months ended June 30, 2026 and 2025 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Fees incurred
Property management fees	(1)	$1,819	$1,798	$3,626	$3,611
Construction supervision fees	(2)	226	243	388	383
Design fees	(2)	5	—	22	—
Reimbursements
Payroll and benefits	(3)	4,533	4,463	9,346	9,128
Other reimbursements	(4)	54	765	545	1,394

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

9. Related Party Transactions

Advisory and Administrative Fee

In accordance with the Advisory Agreement, the Company pays the Adviser an advisory fee ( the "Advisory Fee") equal to 1.00% of the Average Real Estate Assets (as defined below). The duties performed by the Company’s Adviser under the terms of the Advisory Agreement include, but are not limited to: providing daily management for the Company, selecting and working with third party service providers, managing the Company’s properties or overseeing the third party property manager, formulating an investment strategy for the Company and selecting suitable properties and investments, managing the Company’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the value-add program or overseeing a third party vendor that implements the value-add program. “Average Real Estate Assets” means the average of the aggregate book value of Real Estate Assets before reserves for depreciation or other non-cash reserves, computed by taking the average of the book value of real estate assets at the end of each month (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated. “Real Estate Assets” is defined broadly in the Advisory Agreement to include, among other things, investments in real estate-related securities and mortgages and reserves for capital expenditures (the value-add program). The Advisory Fee is payable monthly in arrears in cash, unless the Adviser elects, in its sole discretion, to receive all or a portion of the Advisory Fee in shares of common stock, subject to certain limitations.

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

The Fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million (the “Contributed Assets Cap”) (see “Expense Cap” below).

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and six months ended June 30, 2026 and 2025, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended June 30, 2026 and 2025, the Company recognized Fees of $1.8 million and $1.7 million, respectively. For the three months ended June 30, 2026 and 2025, the Adviser elected to voluntarily waive Fees of approximately $5.5 million and $5.3 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized Fees of $3.6 million and $3.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Adviser elected to voluntarily waive Fees of $10.9 million and $10.6 million, respectively. The Fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, Inc. (“NexBank Capital”) and is the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC ("NLMF Holdco"), an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. The lease of the fiber facilities and easement is between NLMF Holdco and NLMF Leaseco, LLC ("NLMF Leaseco"), which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco. The Company accounts for its interest in NLMF Holdco using the equity method of accounting. As of June 30, 2026 and December 31, 2025, the Company had an investment of approximately $1.1 million and $0.9 million, respectively, in NLMF Holdco which is included in prepaid and other assets on the consolidated balance sheets of the Company. During the three months ended June 30, 2026 and 2025, the Company included approximately $0.1 million and $0.1 million, respectively, of net income of NLMF Holdco in equity in earnings of affiliate on the consolidated statement of operations and comprehensive loss. During the six months ended June 30, 2026 and 2025, the Company included $0.2 million and $0.1 million, respectively, of net income of NLMF Holdco in equity in earnings of affiliate on the consolidated statement of operations and comprehensive loss. During the three months ended June 30, 2026 and 2025, the Company incurred expenses of $1.4 million and $0.7 million, respectively, for fiber internet service. During the six months ended June 30, 2026 and 2025, the Company incurred expenses of $2.5 million and $1.4 million, respectively, for fiber internet service. Expenses incurred to NLMF Leaseco for fiber internet service are included in property operating expenses on the consolidated statement of operations and comprehensive loss.

On June 5, 2026 (the "closing date"), NexPoint Residential Trust Operating Partnership, L.P. entered into a Loan Purchase and Sale Agreement (the "Purchase Agreement") with NexBank Capital, pursuant to which the OP purchased for $22.1 million of NexBank Capital's right, title and interest in, to and under a term loan (the "Waterford Loan") originated under a credit agreement dated January 14, 2026 among the Sponsor and NexPoint Waterford Holdco, LLC, as borrowers, and NexBank Capital, as administrative agent, sole lead arranger and sole bookrunner and the lenders party thereto. The purchase price was equal to the outstanding principal balance of $22.1 million as of the closing date, plus accrued interest. The proceeds of the Waterford Loan financed Waterford Place, a 240-unit stabilized multifamily property in the Greensboro–High Point, North Carolina metropolitan statistical area, and the acquisition represents the Company's first deployment under its Delaware statutory trust ("DST") bridge-lending program. The Waterford Loan bears interest at a fixed rate of 10.00% per annum, payable monthly on an interest-only basis through January 2027 and thereafter with scheduled principal amortization, and has a stated maturity date of January 14, 2028, subject to a 364-day extension option. The Waterford Loan requires mandatory prepayment from DST syndication proceeds and provides for a 0.50% exit fee on prepayments and on the outstanding balance at maturity. The Waterford Loan was purchased on an “as is, where is, with all faults” basis, without recourse against NexBank Capital, except for breach of certain representations and warranties set forth in the Purchase Agreement. In the event of a material breach of such representations and warranties that is not cured within 30 days of notice, subject to the limited ability to extend for an additional 30 days, NexBank Capital is obligated to repurchase the Waterford Loan from the OP at a repurchase price equal to 100% of the outstanding principal balance under the Waterford Loan, plus accrued interest. Claims for breach of representations and warranties under the Purchase Agreement survive for 360 days after the closing date.

The Company accounts for the Waterford Loan as a related party note receivable. As of June 30, 2026, the carrying value of the note receivable was $22.1 million, which is included in prepaid and other assets on the consolidated balance sheet. The Company recognized interest income of $0.2 million related to the Waterford Loan for the period from the closing date through June 30, 2026, which is included in other income on the consolidated statements of operations and comprehensive loss.

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2026 and December 31, 2025, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

The Company’s agreement with NLMF Holdco may result in additional funding requirements to cover future project costs. The maximum exposure of potential development funding is expected to be no more than 10% of the total project costs.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2026 and December 31, 2025, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

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

As of June 30, 2026 and December 31, 2025, the Company had fully funded its entire 2026 and 2025 Aggregate Amount due and $1.9 million and $0.1 million, respectively, remained in prepaid and other assets on the consolidated balance sheet. During the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, no material claims were submitted related to the 2026 Aggregate Amount and 2025 Aggregate Amount, which are normally included in property operating expenses on the consolidated statement of operations and comprehensive loss.

11. Segment Reporting

We have one reportable segment: NXRT. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NXRT segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NXRT segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts, or deciding which investments to dispose of. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NXRT as the one operating segment and the reportable segment. The Company’s chief operating decision maker is the chief investment officer.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the consolidated statements of operations and comprehensive loss.

12. Subsequent Events

Dividends Declared

On July 27, 2026, the Company’s Board approved a quarterly dividend of $0.53 per share, payable on September 30, 2026 to stockholders of record on September 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our 2025 Annual Report, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our 2025 Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

As of June 30, 2026, our Portfolio consisted of 36 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,305 units of apartment space that was approximately 93.5% leased with a weighted average monthly effective rent per occupied apartment unit of $1,490. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of June 30, 2026, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 8 to our consolidated financial statements).

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2026 and 2025.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for July 14, 2026 to September 15, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Other income. Other income includes ancillary income earned from tenants such as non-refundable fees, application fees, laundry fees, cable TV income, and other miscellaneous fees charged to tenants, as well as interest income from the Waterford Loan.

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

Property management fees. Property management fees include fees paid to BH, our property manager for managing each property (see Note 8 to our consolidated financial statements).

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The three months ended June 30, 2026 as compared to the three months ended June 30, 2025

The following table sets forth a summary of our operating results for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Total revenues	$64,609	$63,149	$1,460
Total expenses	(57,554)	(55,246)	(2,308)
Operating income	7,055	7,903	(848)
Interest expense	(15,829)	(15,162)	(667)
Casualty loss	—	(5)	5
Equity in earnings of affiliate	105	59	46
Miscellaneous income	24	144	(120)
Net loss	(8,645)	(7,061)	(1,584)
Net loss attributable to redeemable noncontrolling interests in the OP	(34)	(28)	(6)
Net loss attributable to common stockholders	$(8,611)	$(7,033)	$(1,578)

The change in our net loss for the three months ended June 30, 2026 as compared to our net loss for the three months ended June 30, 2025 primarily relates to an increase in total operating expenses and interest expense of $2.1 million and $0.7 million, respectively, offset by an increase in total revenues of $1.5 million.

Revenues

Rental income. Rental income was $61.8 million for the three months ended June 30, 2026 compared to $61.2 million for the three months ended June 30, 2025, which was an increase of approximately $0.6 million. The increase between the periods was primarily due to our acquisition activity in the fourth quarter of 2025, offset by an increase in rent concessions of $0.4 million.

Other income. Other income was $2.8 million for the three months ended June 30, 2026 compared to $1.9 million for the three months ended June 30, 2025, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to an increase in internet income and deposit insurance of $0.5 million and $0.1 million, respectively.

Expenses

Property operating expenses. Property operating expenses were $14.6 million for the three months ended June 30, 2026 compared to $12.5 million for the three months ended June 30, 2025, which was an increase of approximately $2.1 million. The increase between the periods was primarily due to our acquisition activity in the fourth quarter of 2025 and increases in internet expense and water/sewer expenses of $0.5 million and $0.2 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.2 million for the three months ended June 30, 2026 compared to $8.5 million for the three months ended June 30, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a decreases of property taxes and property liability insurance of $0.1 million and $0.2 million, respectively.

Property management fees. Property management fees were $1.8 million for the three months ended June 30, 2026 compared to $1.8 million for the three months ended June 30, 2025, which was flat.

Advisory and administrative fees. Advisory and administrative fees were $1.8 million for the three months ended June 30, 2026 and $1.7 million for the three months ended June 30, 2025, which was an increase of approximately $0.1 million. For the three months ended June 30, 2026 and 2025, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.5 million and $5.3 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.7 million for the three months ended June 30, 2026 compared to $4.5 million for the three months ended June 30, 2025, which was an increase of approximately $0.2 million. The increase was primarily due to an increase in equity-based compensation expense of $0.4 million.

Property general and administrative expenses. Property general and administrative expenses were $2.5 million for the three months ended June 30, 2026 compared to $2.1 million for the three months ended June 30, 2025, which was an increase of $0.4 million. The increase between periods was primarily due to an increase in centralized services of $0.1 million and an increase in all other property general and administrative expenses of $0.3 million.

Depreciation and amortization. Depreciation and amortization costs were $23.9 million for the three months ended June 30, 2026 compared to $24.1 million for the three months ended June 30, 2025, which was a decrease of approximately $0.2 million, which was primarily due to a decrease of $0.6 million in depreciation, offset by an increase of $0.4 million in amortization.

Other Income and Expense

Interest expense. Interest expense was $15.8 million for the three months ended June 30, 2026 compared to $15.2 million for the three months ended June 30, 2025, which was an increase of approximately $0.6 million. The increase in interest expense between the periods is primarily attributable to a decreased benefit from interest rate swaps of $1.9 million, offset by a decrease of $1.1 million in interest on debt. The following table details the various costs included in interest expense for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Interest on debt	$19,418	$20,539	$(1,121)
Amortization of deferred financing costs	1,684	1,628	56
Interest rate swaps	(5,244)	(7,110)	1,866
Interest rate caps	—	(82)	82
Interest rate caps mark-to-market	(29)	187	(216)
Total	$15,829	$15,162	$667

Casualty loss. There was no material casualty loss for the three months ended June 30, 2026 and 2025.

Miscellaneous income. Miscellaneous income was $0.0 million compared to $0.1 million for the three months ended June 30, 2026 and 2025, respectively, which was a decrease of $0.1 million. The decrease between periods is attributable to a decrease of business interruption proceeds of $0.1 million.

The six months ended June 30, 2026 as compared to the six months ended June 30, 2025

The following table sets forth a summary of our operating results for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Total revenues	$128,153	$126,365	$1,788
Total expenses	(112,579)	(111,039)	(1,540)
Operating income	15,574	15,326	248
Interest expense	(31,271)	(29,543)	(1,728)
Casualty loss	—	(168)	168
Equity in earnings of affiliate	173	114	59
Miscellaneous income	98	286	(188)
Net loss	(15,426)	(13,985)	(1,441)
Net loss attributable to redeemable noncontrolling interests in the OP	(61)	(55)	(6)
Net loss attributable to common stockholders	$(15,365)	$(13,930)	$(1,435)

The change in our net loss for the six months ended June 30, 2026 as compared to the net loss for the six months ended June 30, 2025 primarily relates to an increase in interest expense of $1.7 million.

Revenues

Rental income. Rental income was $122.9 million for the six months ended June 30, 2026 compared to $122.7 million for the six months ended June 30, 2025, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to our acquisition activity in the fourth quarter of 2025, offset by increases in vacancy loss and rent concessions of $1.4 million and $1.3 million, respectively.

Other income. Other income was $5.3 million for the six months ended June 30, 2026 compared to $3.7 million for the six months ended June 30, 2025, which was an increase of approximately $1.6 million. The increase between the periods was primarily due to an increase in internet/tech income and deposit insurance proceeds of $0.9 million and $0.4 million, respectively.

Expenses

Property operating expenses. Property operating expenses were $26.9 million for the six months ended June 30, 2026 compared to $25.0 million for the six months ended June 30, 2025, which was an increase of approximately $1.9 million. The increase between the periods was primarily due to our acquisition activity in 2025.

Real estate taxes and insurance. Real estate taxes and insurance costs were $16.3 million for the six months ended June 30, 2026 compared to $17.5 million for the six months ended June 30, 2025, which was a decrease of approximately $1.2 million. The decrease between periods was primarily due to an increase in property tax refunds and a decrease in liability insurance of $0.5 million and $0.3 million, respectively.

Property management fees. Property management fees were $3.6 million for the six months ended June 30, 2026 and $3.6 million for the six months ended June 30, 2025, which was flat.

Advisory and administrative fees. Advisory and administrative fees were $3.6 million for the six months ended June 30, 2026 and $3.4 million for the six months ended June 30, 2025 which was an increase of approximately $0.2 million. For the six months ended June 30, 2026 and 2025, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $10.9 million and $10.6 million and are considered permanently waived. Our Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $9.2 million for the six months ended June 30, 2026 compared to $9.0 million for the six months ended June 30, 2025, which was an increase of approximately $0.2 million. The increase was primarily due to an increase in equity-based compensation expense of $0.3 million.

Property general and administrative expenses. Property general and administrative expenses were $4.8 million for the six months ended June 30, 2026 compared to $4.1 million for the six months ended June 30, 2025, which was an increase of approximately $0.7 million. The increase was primarily due to our acquisition activity in 2025.

Depreciation and amortization. Depreciation and amortization costs were $48.2 million for the six months ended June 30, 2026 compared to $48.4 million for the six months ended June 30, 2025, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a decrease of $1.2 million in depreciation expense, offset by an increase in amortization expense of $0.9 million.

Other Income and Expense

Interest expense. Interest expense was $31.3 million for the six months ended June 30, 2026 compared to $29.5 million for the six months ended June 30, 2025, which was an increase of approximately $1.7 million. The increase between the periods was primarily due to a decrease benefit from interest rate swaps of $4.8 million, offset by a decrease in interest on debt and interest rate caps mark-to-market of $2.4 million and $0.9 million, respectively. The following table details the various costs included in interest expense for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Interest on debt	$38,817	$41,217	$(2,400)
Amortization of deferred financing costs	3,367	3,272	95
Interest rate swaps	(10,786)	(15,554)	4,768
Interest rate caps	—	(170)	170
Interest rate caps mark-to-market	(127)	778	(905)
Total	$31,271	$29,543	$1,728

Casualty loss. Casualty loss was $0.0 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in casualty loss between periods of $0.2 million is attributable to the Company's casualty events and the timing thereof.

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.3 million for the six months ended June 30, 2026 and 2025, respectively, which was a decrease of $0.2 million. The decrease between periods is attributable to a decrease in business interruption proceeds.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) depreciation and amortization expenses, (4) corporate income and corporate general and administrative expenses that are not reflective of operations of the properties, (5) casualty-related expenses/(recoveries) and casualty loss, (6) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (7) equity in earnings of affiliate.

These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful for investors and management because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes the items listed above. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

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

NOI and Same Store NOI for the Three and Six Months Ended June 30, 2026 and 2025

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and six months ended June 30, 2026 and 2025 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Net loss		$(8,645)	$(7,061)	$(15,426)	$(13,985)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		1,798	1,725	3,569	3,421
Corporate general and administrative expenses		4,711	4,499	9,184	8,956
Corporate income		(765)	(370)	(1,355)	(812)
Casualty-related expenses/(recoveries)	(1)	90	(792)	(1,662)	(1,448)
Casualty loss		—	5	—	168
Property general and administrative expenses	(2)	1,088	868	1,939	1,658
Depreciation and amortization		23,893	24,059	48,184	48,409
Interest expense		15,829	15,162	31,271	29,543
Equity in earnings of affiliate		(105)	(59)	(173)	(114)
NOI		$37,894	$38,036	$75,531	$75,796
Less Non-Same Store
Revenues		(1,443)	—	(3,000)	(4)
Operating expenses		479	—	1,102	(19)
Same Store NOI		$36,930	$38,036	$73,633	$75,773

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

Net Operating Income for Our Q2 Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2026 and 2025

There are 35 properties encompassing 12,984 units of apartment space in our same store pool for the three months ended June 30, 2026 and 2025 (our “Q2 Same Store” properties). Our Q2 Same Store properties exclude the following property in our Portfolio as of June 30, 2026: Sedona at Lone Mountain. We consider a property to be a same store property if we held the property during the entirety of both periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2026 and 2025 for our Q2 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$60,400	$61,230	$(830)	-1.4%
Other income	2,001	1,549	452	29.2%
Same Store revenues	62,401	62,779	(378)	-0.6%
Non-Same Store
Rental income	1,402	—	1,402	0.0%
Other income	41	—	41	0.0%
Non-Same Store revenues	1,443	—	1,443	0.0%
Total revenues	63,844	62,779	1,065	1.7%

Operating expenses
Same Store
Property operating expenses (1)	14,238	13,321	917	6.9%
Real estate taxes and insurance	8,081	8,485	(404)	-4.8%
Property management fees (2)	1,786	1,806	(20)	-1.1%
Property general and administrative expenses (3)	1,390	1,275	115	9.0%
Same Store operating expenses	25,495	24,887	608	2.4%
Non-Same Store
Property operating expenses	275	—	275	0.0%
Real estate taxes and insurance	122	—	122	0.0%
Property management fees (2)	42	—	42	0.0%
Property general and administrative expenses (4)	40	—	40	0.0%
Non-Same Store operating expenses	479	—	479	0.0%
Total operating expenses	25,974	24,887	1,087	4.4%

Operating income
Same Store
Miscellaneous income	24	144	(120)	N/M
Non-Same Store
Miscellaneous income	—	—	—	0.0%
Total operating income	24	144	(120)	-83.3%

NOI
Same Store	36,930	38,036	(1,106)	-2.9%
Non-Same Store	964	—	964	0.0%
Total NOI	$37,894	$38,036	$(142)	-0.4%
(1)
For the three months ended June 30, 2026 and 2025, excludes approximately $77,000 and $(792,000), respectively, of casualty-related expenses/(recoveries).
(2)
Fees incurred to an affiliate of the noncontrolling limited partners of the OP.
(3)
For the three months ended June 30, 2026 and 2025, excludes approximately $1,062,000 and $835,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended June 30, 2026 and 2025, excludes approximately $26,000 and $33,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2026 and 2025.”

Q2 Same Store Results of Operations for the Three Months Ended June 30, 2026 and 2025

As of June 30, 2026, our Q2 Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,487. As of June 30, 2025, our Q2 Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,500. For our Q2 Same Store properties, we recorded the following operating results for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Revenues

Rental income. Rental income was $60.4 million for the three months ended June 30, 2026 compared to $61.2 million for the three months ended June 30, 2025, which was a decrease of approximately $0.8 million, or 1.4%. The decrease is attributable to a decrease in weighted average monthly effective rent during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other income. Other income was $2.0 million for the three months ended June 30, 2026, compared to $1.5 million for the three months ended June 30, 2025, which was an increase of $0.5 million, or 29.2%. The majority of the increase is related to a $0.5 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $14.2 million for the three months ended June 30, 2026 compared to $13.3 million for the three months ended June 30, 2025, which was an increase of $0.9 million, or 6.9%. The majority of the increase is related to internet expense increases of $0.5 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.1 million for the three months ended June 30, 2026 compared to $8.5 million for the three months ended June 30, 2025, which is a decrease of $0.4 million, or 4.8%. The decrease between periods was primarily due to a decrease in real property taxes and property liability expense of $0.2 million and $0.2 million, respectively.

Property management fees. Property management fees were $1.8 million for the three months ended June 30, 2026 compared to $1.8 million for the three months ended June 30, 2025, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.4 million for the three months ended June 30, 2026 compared to $1.3 million for the three months ended June 30, 2025, which was an increase of $0.1 million, or 9.0%. The majority of the increase is related to marketing portal expense increases of $0.1 million.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2026 and 2025

There are 35 properties encompassing 12,984 units of apartment space in our same store pool for the six months ended June 30, 2026 and 2025 (our “Same Store” properties). Our Q2 Same Store properties exclude the following property in our Portfolio as of June 30, 2026: Sedona at Lone Mountain. We consider a property to be a same store property if we held the property during the entirety of both periods.

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2026 and 2025 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$119,943	$122,666	$(2,723)	-2.2%
Other income	3,855	2,883	972	33.7%
Same Store revenues	123,798	125,549	(1,751)	-1.4%
Non-Same Store
Rental income	2,915	4	2,911	N/M
Other income	85	—	85	0.0%
Non-Same Store revenues	3,000	4	2,996	N/M
Total revenues	126,798	125,553	1,245	1.0%

Operating expenses
Same Store
Property operating expenses (1)	28,049	26,443	1,606	6.1%
Real estate taxes and insurance	15,891	17,510	(1,619)	-9.2%
Property management fees (2)	3,559	3,626	(67)	-1.8%
Property general and administrative expenses (3)	2,764	2,483	281	11.3%
Same Store operating expenses	50,263	50,062	201	0.4%
Non-Same Store
Property operating expenses (4)	559	2	557	N/M
Real estate taxes and insurance	391	(23)	414	N/M
Property management fees (2)	83	—	83	0.0%
Property general and administrative expenses (5)	69	2	67	N/M
Non-Same Store operating expenses	1,102	(19)	1,121	N/M
Total operating expenses	51,365	50,043	1,322	2.6%

Operating income
Same Store
Miscellaneous income	98	286	(188)	N/M
Non-Same Store
Miscellaneous income	—	—	—	0.0%
Total operating income	98	286	(188)	-65.7%

NOI
Same Store	73,633	75,773	(2,140)	-2.8%
Non-Same Store	1,898	23	1,875	N/M
Total NOI	$75,531	$75,796	$(265)	-0.3%

(1)
For the six months ended June 30, 2026 and 2025, excludes approximately $172,000 and $(1,449,000), respectively, of casualty-related expenses/(recoveries).

(2)
Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling limited partner of the OP.
(3)
For the six months ended June 30, 2026 and 2025, excludes approximately $1,869,000 and $1,626,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.
(4)
For the six months ended June 30, 2026 and 2025, excludes approximately $2,000 and $1,000, respectively, of casualty-related expenses.
(5)
For the six months ended June 30, 2026 and 2025, excludes approximately $70,000 and $32,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2026 and 2025.”

Same Store Results of Operations for the Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, our Same Store properties were approximately 93.6% leased with a weighted average monthly effective rent per occupied apartment unit of $1,487. As of June 30, 2025, our Same Store properties were approximately 93.3% leased with a weighted average monthly effective rent per occupied apartment unit of $1,500. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Revenues

Rental income. Rental income was $119.9 million for the six months ended June 30, 2026 compared to $122.7 million for the six months ended June 30, 2025, which was a decrease of approximately $2.8 million, or 2.2%. The decrease in rental income between the periods was primarily attributable to an increase in one time rent concessions and vacancy loss of $1.2 million and $1.1 million, respectively, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Other income. Other income was $3.9 million for the six months ended June 30, 2026 compared to $2.9 million for the six months ended June 30, 2025, which was an increase of approximately $1.0 million, or 33.7%. The majority of the increase is related to a $0.9 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $28.0 million for the six months ended June 30, 2026 compared to $26.4 million for the six months ended June 30, 2025, which was an increase of approximately $1.6 million, or 6.1%. The majority of the increase is related to an increase of approximately $1.2 and $0.9 million in repairs and maintenance and internet expenses, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $15.9 million for the six months ended June 30, 2026 compared to $17.5 million for the six months ended June 30, 2025, which was a decrease of approximately $1.6 million, or 9.2%. The majority of the decrease is related to a decrease in real estate taxes and property insurance expenses of $0.4 million and $0.4 million, respectively, and an increase in property tax refunds of $0.6 million.

Property management fees. Property management fees were $3.6 million for the six months ended June 30, 2026 compared to $3.6 million for the six months ended June 30, 2025, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $2.8 million for the six months ended June 30, 2026 compared to $2.5 million for the six months ended June 30, 2025, which was an increase of approximately $0.3 million, or 11.3%. The majority of the increase is related to an increase in marketing portals expense and locator fees of $0.1 million and $0.1 million, respectively.

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

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as casualty-related expenses and recoveries and gains or losses, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025	% Change
Net loss		$(8,645)	$(7,061)	$(15,426)	$(13,985)	-10.3%
Depreciation and amortization		23,893	24,059	48,184	48,409	-0.5%
Adjustment for noncontrolling interests		(60)	(67)	(129)	(136)	5.1%
FFO attributable to common stockholders		15,188	16,931	32,629	34,288	-4.8%

FFO per share - basic		$0.60	$0.67	$1.28	$1.35	-5.2%
FFO per share - diluted		$0.60	$0.67	$1.28	$1.34	-4.5%

Casualty-related expenses/(recoveries)		90	(792)	(1,662)	(1,448)	-14.8%
Casualty loss		—	5	—	168	N/M
Amortization of deferred financing costs		1,684	1,628	3,367	3,272	2.9%
Mark-to-market adjustments of interest rate caps		(29)	187	(127)	778	N/M
Adjustment for noncontrolling interests		(7)	(4)	(6)	(11)	45.5%
Core FFO attributable to common stockholders		16,926	17,955	34,201	37,047	-7.7%

Core FFO per share - basic		$0.66	$0.71	$1.34	$1.46	-8.2%
Core FFO per share - diluted		$0.66	$0.71	$1.34	$1.45	-7.6%

Equity-based compensation expense		2,736	2,335	5,098	4,810	6.0%
Adjustment for noncontrolling interests		(11)	(9)	(20)	(19)	-5.3%
AFFO attributable to common stockholders		19,651	20,281	39,279	41,838	-6.1%

AFFO per share - basic		$0.77	$0.80	$1.54	$1.65	-6.7%
AFFO per share - diluted		$0.77	$0.80	$1.54	$1.64	-6.1%

Weighted average common shares outstanding - basic		25,517	25,384	25,458	25,416	0.2%
Weighted average common shares outstanding - diluted	(1)	25,517	25,404	25,491	25,540	-0.2%

Dividends declared per common share		$0.53	$0.51	$1.06	$1.02	3.9%

Net loss Coverage - diluted	(2)	-0.64x	-0.55x	-0.57x	-0.54x	5.0%
FFO Coverage - diluted	(2)	1.12x	1.31x	1.21x	1.31x	-8.1%
Core FFO Coverage - diluted	(2)	1.25x	1.39x	1.26x	1.42x	-11.1%
AFFO Coverage - diluted	(2)	1.45x	1.57x	1.45x	1.61x	-9.6%

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

The three months ended June 30, 2026 as compared to the three months ended June 30, 2025

FFO was $15.2 million for the three months ended June 30, 2026 compared to $16.9 million for the three months ended June 30, 2025, which was a decrease of approximately $1.7 million. The change in our FFO between the periods primarily relates to an increase in property operating expense of $2.1 million, offset by an increase in rental income of $0.6 million.

Core FFO was $16.9 million for the three months ended June 30, 2026 compared to $18.0 million for the three months ended June 30, 2025, which was a decrease of approximately $1.1 million. The change in Core FFO was attributable to a decrease in FFO, offset by an increase in casualty-related expenses of $0.9 million.

AFFO was $19.7 million for the three months ended June 30, 2026 compared to $20.3 million for the three months ended June 30, 2025, which was a decrease of approximately $0.6 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and an increase in equity-based compensation expense of $0.4 million.

The six months ended June 30, 2026 as compared to the six months ended June 30, 2025

FFO was $32.6 million for the six months ended June 30, 2026 compared to $34.3 million for the six months ended June 30, 2025, which was a decrease of approximately $1.7 million. The change in our FFO between the periods primarily relates to an increase in property operating expense of $1.9 million, offset by an increase in rental income of $0.2 million.

Core FFO was $34.2 million for the six months ended June 30, 2026 compared to $37.0 million for the six months ended June 30, 2025, which was a decrease of approximately $2.8 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO, offset by a decrease in mark-to-market adjustments of interest rate caps.

AFFO was $39.3 million for the six months ended June 30, 2026 compared to $41.8 million for the six months ended June 30, 2025, which was a decrease of approximately $2.5 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO, offset by an increase in equity-based compensation expense of $0.3 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our multifamily properties, including:

•
capital expenditures to continue our value-add program and to improve the quality and performance of our multifamily properties;
•
interest expense and scheduled principal payments on outstanding indebtedness, (see “—Obligations and Commitments” below);
•
recurring maintenance necessary to maintain our multifamily properties;
•
distributions necessary to qualify for taxation as a REIT;
•
acquisition of additional properties;
•
advisory and administrative fees payable to our Adviser;
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Credit Facility. As of June 30, 2026, we had approximately $6.6 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2026.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$47,756	$48,202
Net cash used in investing activities	(38,815)	(18,689)
Net cash used in financing activities	(1,524)	(35,426)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,417	(5,913)
Cash, cash equivalents and restricted cash, beginning of period	45,180	53,917
Cash, cash equivalents and restricted cash, end of period	$52,597	$48,004

Cash flows from operating activities. During the six months ended June 30, 2026, net cash provided by operating activities was $47.8 million compared to net cash provided by operating activities of $48.2 million for the six months ended June 30, 2025. The change in cash flows from operating activities was mainly due to a decrease in the net cash received on derivative settlements of $5.8 million, offset by a decrease in fair value on derivative instruments included in interest expense of $5.8 million and an increase in casualty gains of $1.7 million.

Cash flows from investing activities. During the six months ended June 30, 2026, net cash used in investing activities was $38.8 million compared to net cash used in investing activities of $18.7 million for the six months ended June 30, 2025. The change in cash flows from investing activities was mainly due to an increase in originations of loans, held-for-investment of $22.1 million, offset by a decrease in additions to real estate investments of $2.0 million.

Cash flows from financing activities. During the six months ended June 30, 2026, net cash used in financing activities was $1.5 million compared to net cash used in financing activities of $35.4 million for the six months ended June 30, 2025. The change in cash flows from financing activities was mainly due to an increase in mortgage proceeds received, credit facilities proceeds received, and a decrease in repurchase of common stock of $39.7 million, $22.1 million, and $7.7 million, respectively, offset by an increase in credit facility payments of $33.0 million and payments for taxes related net share settlement of stock-based compensation of $1.6 million.

Real Estate Investments Statistics

As of June 30, 2026, the Company was invested in a total of 36 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Arbors on Forest Ridge	155	210	1/31/2014	$1,141	$1,136	93.3%	96.2%
Cutter's Point	198	196	1/31/2014	1,410	1,428	94.4%	91.3%
The Summit at Sabal Park	205	252	8/20/2014	1,363	1,368	94.8%	93.3%
Courtney Cove	225	324	8/20/2014	1,328	1,323	93.2%	90.4%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,666	1,650	93.8%	93.8%
Cornerstone	318	430	1/15/2015	1,357	1,382	93.7%	90.0%
The Preserve at Terrell Mill	692	752	2/6/2015	1,272	1,296	93.5%	91.2%
Versailles	301	388	2/26/2015	1,034	1,105	91.8%	85.8%
Seasons 704 Apartments	217	222	4/15/2015	1,821	1,830	98.2%	95.9%
Madera Point	193	256	8/5/2015	1,267	1,273	91.4%	96.1%
Venue at 8651	289	333	10/30/2015	1,171	1,152	91.9%	95.8%
Parc500	266	217	7/27/2016	1,899	1,941	94.5%	95.9%
The Venue on Camelback	256	415	10/11/2016	961	951	90.6%	92.5%
Rockledge Apartments	802	708	6/30/2017	1,462	1,481	95.5%	93.3%
Atera Apartments	334	380	10/25/2017	1,462	1,470	91.8%	92.4%
Versailles II	199	242	9/26/2018	1,015	1,092	91.3%	86.4%
Brandywine I & II	414	632	9/26/2018	1,164	1,170	93.7%	91.3%
Bella Vista	243	248	1/28/2019	1,636	1,590	93.1%	96.4%
The Enclave	194	204	1/28/2019	1,661	1,720	90.7%	94.6%
The Heritage	199	204	1/28/2019	1,556	1,593	91.2%	92.6%
Summers Landing	139	196	6/7/2019	1,213	1,170	91.8%	88.7%
Residences at Glenview Reserve	344	360	7/17/2019	1,240	1,248	94.2%	93.9%
Residences at West Place	345	342	7/17/2019	1,575	1,591	95.6%	92.7%
Avant at Pembroke Pines	1,442	1,520	8/30/2019	2,230	2,233	94.3%	94.1%
Arbors of Brentwood	325	346	9/10/2019	1,427	1,415	93.6%	92.2%
Torreyana Apartments	309	316	11/22/2019	1,501	1,479	92.1%	90.5%
Bloom	498	528	11/22/2019	1,343	1,313	92.2%	92.8%
Bella Solara	271	320	11/22/2019	1,402	1,335	93.1%	88.4%
Fairways at San Marcos	340	352	11/2/2020	1,585	1,529	90.9%	96.0%
The Verandas at Lake Norman	241	264	6/30/2021	1,370	1,341	93.2%	94.3%
Creekside at Matthews	263	240	6/30/2021	1,442	1,461	96.7%	92.9%
Six Forks Station	360	323	9/10/2021	1,371	1,347	93.8%	93.5%
High House at Cary	293	302	12/7/2021	1,514	1,466	94.7%	92.4%
The Adair	328	232	4/1/2022	1,963	1,942	98.3%	95.3%
Estates on Maryland	324	330	4/1/2022	1,390	1,400	95.2%	93.9%
Sedona at Lone Mountain	354	321	12/11/2025	1,608	1,592	92.5%	91.6%
	12,247	13,305

(1)
Average effective monthly rent per unit is equal to the contractual rent for commenced leases as of June 30, 2026 and December 31, 2025, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2026 and December 31, 2025, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of June 30, 2026 and December 31, 2025, divided by the total number of units, expressed as a percentage.
(3)
Includes 1 down unit as of June 30, 2026 (see Note 3).

Debt, Derivatives and Hedging Activity

Mortgage Debt

Interest rates for mortgage debt are based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is the Secured Overnight Financing Rate (“SOFR”). Loans that transitioned from the London Inter-Bank Offered Rate ("LIBOR") to SOFR include a 0.11448% adjustment to SOFR for the all-in rate ("Adjusted SOFR"). As of June 30, 2026, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 4.71% and an adjusted weighted average interest rate of 3.49%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 1.43% SOFR or Adjusted SOFR on our combined $0.8 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $0.8 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2026, interest rate swap agreements effectively covered 54% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2026, the Company had interest rate cap agreements with a notional value of $1.5 billion outstanding, which effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 8.01%.

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

Credit Facility

On March 25, 2022, the Company entered into a loan modification agreement by and among the Company, the OP, Truist Bank and the Lenders party thereto, which modified the Company’s credit agreement, dated as of June 30, 2021 (as amended and supplemented, the “Corporate Credit Facility”). On February 28, 2025, the Company agreed to reduce the available borrowing on the Corporate Credit Facility by $250.0 million. The Corporate Credit Facility matured on June 30, 2025 with respect to the revolving commitments. As of June 30, 2026 and December 31, 2025, the Company had $0.0 million and $0.0 million, respectively, available for borrowing under the Corporate Credit Facility.

On July 11, 2025, the Company, through the OP, entered into a $200.0 million revolving credit facility with JPM and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility and on February 3, 2026 the Company made a principal payment of $33.0 million On June 5, 2026, the Company drew $22.1 million on the Credit Facility. As of June 30, 2026, the Company had $118.9 million available for borrowing under the Credit Facility, $79.1 million in aggregate principal outstanding on the Credit Facility and a $2.0 million letter of credit outstanding under the Credit Facility.

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

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of June 30, 2026, the Company believes it is compliant with all provisions of the Credit Facility.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank and one with JPM (collectively the “Counterparties”) with a combined notional amount of $0.8 billion. As of June 30, 2026, the interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to $0.8 billion of our floating rate debt outstanding with a weighted average fixed rate of 1.43%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.43%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR, other than for the JPM swap which is based on SOFR to us referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2019	September 1, 2026	KeyBank	$100,000	1.462%
September 1, 2019	September 1, 2026	KeyBank	125,000	1.302%
January 3, 2020	September 1, 2026	KeyBank	92,500	1.609%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.845%
June 1, 2021	September 1, 2026	KeyBank	200,000	0.953%
April 3, 2025	April 1, 2030	JPM	100,000	3.489%
			$817,500	1.427%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR and SOFR. As of June 30, 2026, Adjusted SOFR and SOFR were 3.75% and 3.63%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2026 for the next five calendar years subsequent to June 30, 2026. We used the applicable reference rate as of June 30, 2026 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,543,529	$—	$—	$33,817	$—	$—	$1,509,712
Interest expense	(1)	403,664	34,294	79,566	76,542	73,910	74,515	64,837
Total		$1,947,193	$34,294	$79,566	$110,359	$73,910	$74,515	$1,574,549

Credit Facility
Principal payments		$79,145	$—	$—	$79,145	$—	$—	$—
Interest expense		9,918	2,460	5,027	2,431	—	—	—
Total		$89,063	$2,460	$5,027	$81,576	$—	$—	$—

Total contractual obligations and commitments		$2,036,256	$36,754	$84,593	$191,935	$73,910	$74,515	$1,574,549

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of June 30, 2026, we had entered into six interest rate swap transactions with a combined notional amount of $0.8 billion and one forward rate swap agreement with a notional amount of approximately $0.1 billion. We have allocated the total impact of expected settlements on the $0.9 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR and SOFR, as applicable, as of June 30, 2026 to determine our expected settlements through the terms of the interest rate swaps.

Credit Facility

The Credit Facility will mature on June 30, 2028 with respect to the revolving commitments, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. See Note 4 to our consolidated financial statements.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser annual Fees of 1.2%. The Fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended June 30, 2026 and 2025, the Company incurred Fees of $1.8 million and $1.7 million, respectively. For the six months ended June 30, 2026 and 2025, Fees were $3.6 million and $3.4 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco may result in additional funding requirements to cover future project costs. The maximum exposure of potential development funding is expected to be no more than 10% of the total project costs. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. As of June 30, 2026, the Company has an investment of approximately $1.1 million to NLMF Holdco which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the six months ended June 30, 2026, the Company incurred expenses of $1.4 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive loss.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of June 30, 2026, we had approximately $6.6 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and six months ended June 30, 2026 and 2025 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rehab Expenditures		2026	2025	2026	2025
Interior	(1)	$1,626	$1,329	$2,855	$1,980
Exterior and common area		878	91	1,274	149
Total rehab expenditures		$2,504	$1,420	$4,129	$2,129

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the six months ended June 30, 2026 and 2025, we completed full and partial interior rehabs on 759 and 765 units, respectively.

REIT Tax Election and Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2015, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2026 and 2025. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2026. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2025, 2024 and 2023 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2026 of $0.53 per share on April 28, 2026 which was paid on June 30, 2026 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of June 30, 2026, we had total indebtedness of $1.6 billion at a weighted average interest rate of 4.77%, of which $1.6 billion was debt with a floating interest rate. As of June 30, 2026, the interest rate swap agreements we have entered into effectively fix the interest rate on 54% of our $1.5 billion of floating rate mortgage debt outstanding. As of June 30, 2026, the adjusted weighted average interest rate of the Company's mortgage indebtedness was 3.49%, which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 1.43% for the floating interest rate on the combined $0.8 billion notional amount of interest rate swap agreements that we have entered into as of June 30, 2026, which effectively fix the interest rate on $0.8 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of June 30, 2026, the interest rate cap agreements we have entered into effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 8.01% for the term of the agreements, which is generally three to four years.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into six interest rate swap transactions with the Counterparties with a combined notional amount of $0.8 billion, and one forward swap agreement with a notional amount of approximately $0.1 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to that amount with a weighted average fixed rate of 1.43%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.43%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments based on Adjusted SOFR or SOFR to us referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of June 30, 2026, of the amounts illustrated in the table below for our indebtedness as of June 30, 2026 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$1,930
0.50%	3,860
0.75%	5,790
1.00%	7,720

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our 2025 Annual Report, filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Shares

On October 28, 2024, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that will expire on October 28, 2026. This authorization replaced the Board’s prior share repurchase authorization. During the six months ended June 30, 2026, the Company did not repurchase any shares of its common stock. Since the inception of the share repurchase program in 2016 through June 30, 2026, the Company had repurchased 3,212,415 shares of its common stock, at a total cost of approximately $94.6 million, or $29.44 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	3,212,415	$29.44	3,212,415	$77.8
April 1 – April 30	—	—	—	77.8
May 1 – May 31	—	—	—	77.8
June 1 – June 30	—	—	—	77.8
Total as of June 30, 2026	3,212,415	$29.44	3,212,415	$77.8

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Loan Purchase and Sale Agreement (Commercial Loan), dated as of June 5, 2026, by and between NexBank Capital, Inc. and NexPoint Residential Trust Operating Partnership, L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ James Dondero	President and Director	August 5, 2026
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	August 5, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)