Form 10-Q
period 2026-09-30
NexPoint Residential Trust, Inc.
filed 2026-11-04
CIK 1620393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 25,549,813 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT RESIDENTIAL TRUST, INC.

Form 10-Q

Quarter Ended September 30, 2026

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
•
foreign investors may be subject to U.S. federal income tax or withholding tax on distributions received from us or on proceeds from the disposition of our common stock;
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

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land	$371,656	$371,656
Buildings and improvements	1,830,396	1,812,311
Intangible lease assets	—	1,052
Construction in progress	1,245	8,535
Furniture, fixtures, and equipment	243,608	224,661
Total Gross Operating Real Estate Investments	2,446,905	2,418,215
Accumulated depreciation and amortization	(674,685)	(604,321)
Total Net Operating Real Estate Investments	1,772,220	1,813,894
Cash and cash equivalents	15,803	13,704
Restricted cash	38,845	31,476
Accounts receivable, net (1)	7,196	9,059
Prepaid and other assets (2)	21,767	4,852
Fair market value of interest rate swaps	4,346	13,434
TOTAL ASSETS	$1,860,177	$1,886,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$1,513,336	$1,469,410
Credit facility, net	77,817	88,102
Accounts payable and other accrued liabilities	13,192	11,554
Accrued real estate taxes payable	16,819	5,251
Accrued interest payable	6,579	7,053
Security deposit liability	2,735	2,980
Prepaid rents	834	1,170
Fair market value of interest rate swaps	—	475
Total Liabilities	1,631,312	1,585,995

Redeemable noncontrolling interests in the OP	4,724	4,928

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,549,813 and 25,364,470 shares issued and outstanding, respectively	256	254
Additional paid-in capital	412,719	406,628
Accumulated earnings less dividends	(192,278)	(123,409)
Accumulated other comprehensive income	3,444	12,023
Total Stockholders' Equity	224,141	295,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,860,177	$1,886,419

(1)
Includes $0.0 million and $0.0 million from a related party as of September 30, 2026 and December 31, 2025, respectively (see Note 9).
(2)
Includes $14.7 million and $0.0 million note receivable from a related party as of September 30, 2026 and December 31, 2025, respectively (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$61,400	$60,899	$184,258	$183,569
Other income (1)	3,068	1,930	8,363	5,625
Total revenues	64,468	62,829	192,621	189,194
Expenses
Property operating expenses	15,409	13,366	42,355	38,363
Real estate taxes and insurance	8,224	7,325	24,506	24,812
Property management fees (2)	1,804	1,785	5,446	5,411
Advisory and administrative fees (3)	1,832	1,755	5,401	5,176
Corporate general and administrative expenses	4,943	4,839	14,127	13,795
Property general and administrative expenses	2,662	2,557	7,434	6,700
Depreciation and amortization	23,231	23,783	71,415	72,192
Total expenses	58,105	55,410	170,684	166,449
Operating income	6,363	7,419	21,937	22,745
Interest expense	(18,076)	(15,459)	(49,347)	(45,002)
Casualty gain (loss)	1	5	1	(163)
Equity in earnings of affiliate	117	69	290	183
Miscellaneous income	63	145	161	431
Net loss	(11,532)	(7,821)	(26,958)	(21,806)
Net loss attributable to redeemable noncontrolling interests in the OP	(46)	(31)	(107)	(86)
Net loss attributable to common stockholders	$(11,486)	$(7,790)	$(26,851)	$(21,720)
Other comprehensive loss
Unrealized losses on interest rate derivatives	(885)	(6,339)	(8,613)	(22,953)
Total comprehensive loss	(12,417)	(14,160)	(35,571)	(44,759)
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(49)	(56)	(141)	(176)
Comprehensive loss attributable to common stockholders	$(12,368)	$(14,104)	$(35,430)	$(44,583)

Weighted average common shares outstanding - basic	25,550	25,364	25,489	25,398
Weighted average common shares outstanding - diluted	25,550	25,364	25,489	25,398

Loss per share - basic	$(0.45)	$(0.31)	$(1.05)	$(0.86)
Loss per share - diluted	$(0.45)	$(0.31)	$(1.05)	$(0.86)

(1)
Includes $0.5 million and $0.7 million from a related party for the three and nine months ended September 30, 2026, and $0.0 million for the three and nine months ended September 30, 2025 (see Note 9).
(2)
Fees incurred to an affiliate of a noncontrolling limited partner of the OP (see Note 8).
(3)
Fees incurred to the Adviser (see Note 9).

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Three Months ended September 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, June 30, 2026	—	$—	25,549,813	$256	$409,951	$(166,672)	$4,326	$247,861
Net loss attributable to common stockholders	—	—	—	—	—	(11,486)	—	(11,486)
Vesting of stock-based compensation	—	—	—	—	2,768	—	—	2,768
Common stock dividends declared ($0.53 per share)	—	—	—	—	—	(14,061)	—	(14,061)
Other comprehensive loss	—	—	—	—	—	—	(882)	(882)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(59)	—	(59)
Balances, September 30, 2026	—	$—	25,549,813	$256	$412,719	$(192,278)	$3,444	$224,141

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Accumulated Other
Nine Months ended September 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Comprehensive Income (Loss)	Total
Balances, December 31, 2025	—	$—	25,364,470	$254	$406,628	$(123,409)	$12,023	$295,496
Net loss attributable to common stockholders	—	—	—	—	—	(26,851)	—	(26,851)
Vesting of stock-based compensation	—	—	185,343	2	6,091	—	—	6,093
Common stock dividends declared ($1.59 per share)	—	—	—	—	—	(41,916)	—	(41,916)
Other comprehensive loss	—	—	—	—	—	—	(8,579)	(8,579)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	—	—	—	—	—	(102)	—	(102)
Balances, September 30, 2026	—	$—	25,549,813	$256	$412,719	$(192,278)	$3,444	$224,141

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

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(26,958)	$(21,806)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	71,415	72,192
Amortization/write-off of deferred financing costs and debt prepayment penalties	5,051	4,697
Change in fair value on derivative instruments included in interest expense	(14,409)	(21,780)
Net cash received on derivative settlements	16,078	24,279
Amortization/write-off of fair value adjustment of assumed debt	(79)	(79)
Provision for bad debts, net	1,184	1,118
Vesting of stock-based compensation	7,910	7,337
Insurance proceeds received for business interruption	378	553
Equity in earnings of affiliate	(290)	(183)
Casualty gains	(73)	(1,981)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(2,404)	(902)
Prepaid and other assets	(849)	(482)
Operating liabilities	(228)	1,649
Real estate taxes payable	11,568	12,885
Net cash provided by operating activities	68,294	77,497

Cash flows from investing activities
Earnest money deposits	(800)	—
Insurance proceeds received from casualty losses	—	1,070
Originations of loans, held-for-investment (1)	(22,145)	—
Proceeds from repayment of loans, held-for-investment (1)	7,404	—
Additions to real estate investments	(28,164)	(31,681)
Net cash used in investing activities	(43,705)	(30,611)

Cash flows from financing activities
Mortgage proceeds received	39,683	—
Credit facilities proceeds received	22,145	—
Credit facilities payments	(33,000)	—
Deferred financing costs paid	(159)	(2,277)
Interest rate cap fees paid	(30)	—
Payments for taxes related to net share settlement of stock-based compensation	(1,620)	—
Distributions to redeemable noncontrolling interests in the OP	(165)	(156)
Cash settlement of stock-based compensation	(200)	(519)
Repurchase of common stock	—	(7,657)
Dividends paid to common stockholders	(41,775)	(40,082)
Net cash used in financing activities	(15,121)	(50,691)

Net increase (decrease) in cash, cash equivalents and restricted cash	9,468	(3,805)
Cash, cash equivalents and restricted cash, beginning of period	45,180	53,917
Cash, cash equivalents and restricted cash, end of period	$54,648	$50,112

(1)
See related party Note 9.

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$59,258	$62,862
Supplemental Disclosure of Noncash Activities
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(102)	366
Capitalized construction costs included in accounts payable and other accrued liabilities	4,910	3,857
Change in fair value of derivative instruments designated as hedges	(8,613)	(22,953)
Change in dividends payable upon vesting of restricted stock units	141	(190)

See Notes to Consolidated Financial Statements

NEXPOINT RESIDENTIAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Residential Trust, Inc. (the “Company,” “we,” “our”) was incorporated in Maryland on September 19, 2014, and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on “value-add” multifamily investments primarily located in the Southeastern and Southwestern United States. Substantially all of the Company’s business is conducted through NexPoint Residential Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 810 Consolidation. The Company controls and consolidates the OP as a VIE. The Company owns its properties (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (the “TRS”). The OP owns approximately 99.9% of the Portfolio; the TRS owns approximately 0.1% of the Portfolio. The Company’s wholly owned subsidiary, NexPoint Residential Trust Operating Partnership GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2026, there were 26,053,988 common units in the OP (“OP Units”) outstanding, of which 25,951,154, or 99.6%, were owned by the Company and 102,834, or 0.4%, were owned by noncontrolling limited partners (see Note 8).

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

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and record an impairment loss if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the three and nine months ended September 30, 2026 and 2025, the Company did not record any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the net mortgage payables associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2026 and December 31, 2025, there were no properties classified as held for sale.

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

3. Real Estate Investments

Acquisitions

There were no acquisitions of real estate during the nine months ended September 30, 2026 and 2025.

Dispositions

There were no dispositions of real estate during the nine months ended September 30, 2026 and 2025.

NXRT Captive

On July 6, 2023, NexPoint Captive Insurance Company, Inc. (“NexPoint Captive”) was authorized to transact business in the State of Montana as a captive insurance company. NexPoint Captive began providing rental insurance coverage to NXRT properties and properties managed by affiliates of the Adviser on August 1, 2023. The OP purchased 100% of the ownership interest in and has the power to direct the activities of NexPoint Captive. NexPoint Captive is required to maintain a cash reserve of $250,000 to fund potential claims, which is classified as restricted cash on the consolidated balance sheet. As of September 30, 2026 and December 31, 2025, the Company had approximately $0.2 million and $0.1 million accrued for case reserves, respectively, which is reflected in accounts payable and other accrued liabilities on the consolidated balance sheets. The Company consolidates NexPoint Captive in its consolidated financial statements.

Casualty Gains (Loss)

The Company experiences casualty events from time to time. During the three and nine months ended September 30, 2026 and 2025, the Company recognized casualty gains and losses in connection with such events. Certain casualty proceeds from insurance are recorded in casualty gains (loss) on the consolidated statements of operations and comprehensive loss in relation to these events. Events that are considered to be small, standard and not extraordinary are recorded through property operating expense. Insurance proceeds received from casualty losses are recognized on the Company’s consolidated statements of cash flows as investing activities. The Company differentiates proceeds received from business interruption and casualty gains (losses) in accounting for the transactions. Business interruption proceeds are specifically insurance proceeds to recoup lost rents due to a qualifying event(s) (i.e., fires, floods, storms, water damage, etc.) as determined by the insurance policy and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Business interruption that has been accrued by the Company is presented in miscellaneous income in the accompanying consolidated statements of operations and comprehensive loss. Casualty gains (losses) are distinctly attributable to damage and subsequent write down of the property (loss), and the recoupment of funds from the insurance policy, as it relates to the damage. Such proceeds received from the damage to the property are accounted for as a gain to the Company, and potentially offset losses attributable to net write off of damaged assets.

During the three and nine months ended September 30, 2026, the Company recognized an immaterial amount of casualty gain and $0.1 million and $0.2 million in business interruption proceeds on the consolidated statement of operations and comprehensive loss, due to casualty events, respectively.

During the three and nine months ended September 30, 2025, the Company recognized $0.0 million and $0.2 million in casualty losses, respectively, and $0.1 million and $0.4 million in business interruption proceeds on the consolidated statement of operations and comprehensive loss, due to casualty events, respectively.

4. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2026 (dollars in thousands):

Operating Properties	Type	Term (months)	Outstanding Principal		Interest Rate (1)	Maturity Date
Residences at West Place	Fixed	120	$33,817		4.24%	10/1/2028
Arbors of Brentwood	Floating	84	39,977		4.84%	10/1/2031
Avant at Pembroke Pines	Floating	84	248,185		4.84%	10/1/2031
Bella Vista	Floating	84	37,400		4.84%	10/1/2031
Brandywine I & II	Floating	84	59,526		4.84%	10/1/2031
Cornerstone	Floating	84	45,815		4.84%	10/1/2031
Estates on Maryland	Floating	84	37,345		4.84%	10/1/2031
High House at Cary	Floating	84	32,478		4.84%	10/1/2031
Residences at Glenview Reserve	Floating	84	33,271		4.84%	10/1/2031
Sabal Palm at Lake Buena Vista	Floating	84	56,220		4.84%	10/1/2031
Six Forks Station	Floating	84	30,430		4.84%	10/1/2031
Summers Landing	Floating	84	14,135		4.84%	10/1/2031
The Adair	Floating	84	33,229		4.84%	10/1/2031
The Enclave	Floating	84	33,440		4.84%	10/1/2031
The Heritage	Floating	84	29,810		4.84%	10/1/2031
The Venue on Camelback	Floating	84	36,465		4.84%	10/1/2031
The Verandas at Lake Norman	Floating	84	30,113		4.84%	10/1/2031
Versailles II	Floating	84	15,706		4.84%	10/1/2031
Arbors on Forest Ridge	Floating	84	17,307		4.84%	12/1/2031
Atera Apartments	Floating	84	38,555		4.84%	12/1/2031
Bella Solara	Floating	84	37,772		4.84%	12/1/2031
Bloom	Floating	84	60,848		4.84%	12/1/2031
Courtney Cove	Floating	84	31,596		4.84%	12/1/2031
Creekside at Matthews	Floating	84	28,703		4.84%	12/1/2031
Cutter's Point	Floating	84	18,994		4.84%	12/1/2031
Fairways at San Marcos	Floating	84	55,056		4.84%	12/1/2031
Madera Point	Floating	84	29,676		4.84%	12/1/2031
Parc500	Floating	84	30,012		4.84%	12/1/2031
Rockledge Apartments	Floating	84	78,444		4.84%	12/1/2031
Seasons 704 Apartments	Floating	84	33,960		4.84%	12/1/2031
The Preserve at Terrell Mill	Floating	84	74,341		4.84%	12/1/2031
The Summit at Sabal Park	Floating	84	26,735		4.84%	12/1/2031
Torreyana Apartments	Floating	84	43,153		4.84%	12/1/2031
Venue at 8651	Floating	84	24,620		4.84%	12/1/2031
Versailles	Floating	84	26,108		4.84%	12/1/2031
Sedona at Lone Mountain	Floating	84	40,287		4.98%	2/1/2033
			$1,543,529
Fair market value adjustment			212	(2)
Deferred financing costs, net of accumulated amortization of $11,460			(30,405)
			$1,513,336

(1)
Interest rate is based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is 30-Day Average Secured Overnight Financing Rate (“SOFR”). As of September 30, 2026, SOFR was 3.75%.
(2)
The Company reflected a valuation adjustment on its fixed rate debt for Residences at West Place to adjust it to fair market value on its respective date of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining term of the mortgage.

The weighted average interest rate of the Company’s mortgage indebtedness was 4.83% as of September 30, 2026 and 4.86% as of December 31, 2025. As of September 30, 2026, the adjusted weighted average interest rate of the Company’s mortgage indebtedness was 4.68% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the outstanding mortgage indebtedness, the Company includes the weighted average fixed rate of 2.68% for its combined $0.2 billion notional amount of interest rate swap agreements, which effectively fix the interest rate on $0.2 billion of the Company’s floating rate mortgage debt (see Note 5).

Each of the Company’s mortgages is a non-recourse obligation subject to customary provisions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2026 and December 31, 2025, the Company believes it is in compliance with all provisions.

Credit Facility

The following table contains summary information concerning the Company's credit facility as of September 30, 2026, (dollars in thousands):

	Type	Term (months)	Outstanding Principal	Interest Rate (1)	Maturity Date
Credit Facility	Floating	36	$79,145	6.16%	6/30/2028
Deferred financing costs, net of accumulated amortization of $949			(1,328)
			$77,817

(1) Interest rate is based on Term SOFR plus an applicable margin. Term SOFR as of September 30, 2026 was 3.91%.

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

On July 11, 2025, the Company, through the OP, entered into a $200.0 million revolving credit facility with J.P. Morgan Chase Bank, N.A. ("JPM") and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility and on February 3, 2026, the Company made a principal payment of $33.0 million. On June 5, 2026, the Company drew $22.1 million on the Credit Facility. As of September 30, 2026, the Company had $118.9 million available for borrowing under the Credit Facility, $79.1 million in aggregate principal outstanding on the Credit Facility and a $2.0 million letter of credit outstanding under the Credit Facility.

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

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of September 30, 2026 and December 31, 2025, the Company believes it is compliant with all provisions of the Credit Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs. During the three and nine months ended September 30, 2026, amortization of deferred financing costs of approximately $1.7 million and $5.1 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, amortization of deferred financing costs of approximately $1.7 million and $4.9 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive loss.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2026 are as follows (in thousands):

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

As of September 30, 2026, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.798%
April 3, 2025	April 1, 2030	JPM	100,000	3.489%
			$192,500	2.676%	(2)

(1)
The floating rate option for the KeyBank interest rate swap is SOFR plus a 0.11448% adjustment ("Adjusted SOFR") and the floating rate option for the JPM swap is based on SOFR. As of September 30, 2026, Adjusted SOFR and SOFR were 3.86% and 3.75%, respectively.
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

As of September 30, 2026, the Company had the following interest rate caps outstanding that were not designated as cash flow hedges of interest rate risk (dollars in thousands):

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

The table below presents the fair value of the Company’s derivative financial instruments, which use level 2 inputs, as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$4,346	$13,434	$—	$475

Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid and other assets	251	16	—	—
Total		$4,597	$13,450	$—	$475

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from OCI into income
	2026	2025	OCI into income	2026	2025
Derivatives designated as hedging instruments:
For the three months ended September 30,
Interest rate swaps	$2,533	$883	Interest expense	$3,418	$7,223
Interest rate caps	$—	$1	Interest expense	$—	$—
For the nine months ended September 30,
Interest rate swaps	$5,590	$(261)	Interest expense	$14,203	$22,769
Interest rate caps	$—	$247	Interest expense	$—	$170

	Location of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2026	2025
Derivatives not designated as hedging instruments:
For the three months ended September 30,
Interest rate caps	Interest expense	$78	$(157)
For the nine months ended September 30,
Interest rate caps	Interest expense	$205	$(935)

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

Financial Instruments Not Carried at Fair Value

As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, excluding interest rate caps, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company's note receivable, included in prepaid and other assets, is carried at amortized cost. Given the recency of the purchase of the Waterford Loan (as defined below) in June 2026, and the absence of significant changes in credit or market conditions since that date, the Company believes its carrying value approximates fair value as of September 30, 2026. The Company will reassess this conclusion in future periods as additional information becomes available, and the estimated fair value would utilize Level 3 inputs (see Note 9).

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

The table below presents the outstanding principal balance and estimated fair values of our debt as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Fixed rate debt	$33,817	$32,620	$33,817	$33,152
Floating rate debt (1)	$1,588,857	$1,567,764	$1,559,425	$1,527,915

(1)
Includes balances outstanding under our Credit Facility.

6. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2026 and 2025, the Company issued 185,343 and 184,042 shares of common stock, respectively, pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).

As of September 30, 2026 and December 31, 2025, the Company had 25,549,813 and 25,364,470 shares of common stock respectively, issued and outstanding.

Share Repurchase Program

On November 14, 2024, the Company announced that on October 28, 2024, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 28, 2026. On November 3, 2026, the Company announced that on October 26, 2026, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150.0 million during a two-year period that will expire on October 26, 2028. This authorization replaced the Board’s prior share repurchase authorization. The Company may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.

During the three and nine months ended September 30, 2026, the Company did not make any share repurchases. During the three and nine months ended September 30, 2025, the Company repurchased zero and 223,109 shares of its common stock, respectively, at a total cost of approximately $7.7 million, or $34.29 per share on average. Since the inception of the share repurchase program through September 30, 2026, the Company has repurchased 3,212,415 shares of its common stock, at a total cost of approximately $94.6 million, or $29.44 per share on average.

Long Term Incentive Plan

On June 15, 2016, the Company’s stockholders approved the NexPoint Residential Trust, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”) and the Company filed a registration statement on Form S-8 registering 2,100,000 shares of common stock, which the Company could issue pursuant to the 2016 LTIP. The 2016 LTIP authorized the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards (collectively, "Awards"), for the purpose of providing the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

On May 20, 2025, the Company’s stockholders approved the NexPoint Residential Trust, Inc. 2025 Long Term Incentive Plan (the "2025 LTIP") and, the Company filed a registration statement on Form S-8 registering 976,000 shares of common stock, which the Company may issue pursuant to the 2025 LTIP. Under the 2025 LTIP, Awards may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. As of the date of adoption of the 2025 LTIP, no further Awards can be made under the 2016 LTIP.

As of September 30, 2026, the Company had granted 2,085,345 and 742,240 restricted stock units under the 2016 LTIP and 2025 LTIP, respectively, net of forfeitures. As of September 30, 2026 and December 31, 2025, the Company had 310,267 and 483,525 unvested restricted stock units outstanding under the 2016 LTIP. As of September 30, 2026 and December 31, 2025, the Company had 669,440 and 307,868 unvested restricted stock units outstanding under the 2025 LTIP.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2026:

	2026
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1,	791,393		$37.54
Granted	440,000		24.32
Vested	(250,936)	(1)	39.80
Forfeited	(750)		32.92
Outstanding September 30,	979,707		$30.87

(1)
Certain key employees of the Adviser and directors elected to net the taxes owed upon vesting and cash settle 58,731 and 6,862 restricted stock units, respectively, resulting in 185,343 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.

As of September 30, 2026 and December 31, 2025, the Company had issued 1,461,299 and 1,334,148 shares of common stock under the 2016 LTIP, respectively, and 58,374 and zero shares of common stock under the 2025 LTIP, respectively. For the three months ended September 30, 2026 and 2025, the Company recognized approximately $2.8 million and $2.5 million, respectively, of equity-based compensation expense related to grants of restricted stock units. For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $7.9 million and $7.3 million, respectively, of equity-based compensation expense related to grants of restricted stock units. As of September 30, 2026 and December 31, 2025, the Company had recognized a liability of approximately $3.0 million and $2.8 million, respectively, related to dividends earned on restricted stock units that are payable in cash upon vesting, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. Forfeitures are recognized as they occur.

As of September 30, 2026 and December 31, 2025, the Company had total unrecognized compensation expense on restricted stock units of approximately $24.7 million and $21.9 million over a weighted average vesting period of 1.7 and 1.5 years, respectively.

At-the-Market Offering

On March 4, 2020, the Company, the OP and the Adviser entered into separate equity distribution agreements with each of Jefferies LLC (“Jefferies”), Raymond James & Associates, Inc. (“Raymond James”), KeyBanc Capital Markets Inc. (“KeyBanc”) and Truist Securities (f/k/a SunTrust Robinson Humphrey, Inc., “SunTrust,” and together with Jefferies, Raymond James and KeyBanc, the “ATM Sales Agents”), pursuant to which the Company could issue and sell from time to time when an effective registration statement was available shares of the Company’s common stock, having an aggregate sales price of up to $225,000,000 (the “ATM Program”). Sales of shares of common stock, if any, could be made in transactions that were deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended, including, without limitation, sales made by means of ordinary brokers’ transactions on the New York Stock Exchange, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. The equity distribution agreements also provide that, in addition to the issuance and sale of shares of common stock by the Company through the ATM Sales Agents, the Company may enter into forward sale agreements with each of Jefferies, KeyBanc and Raymond James, or their respective affiliates, through the ATM Program. On March 20, 2025, the equity distribution agreements with each of KeyBanc and SunTrust were terminated. During the nine months ended September 30, 2026 and 2025, no shares were issued under the ATM Program. The following table contains summary information of the ATM Program since its inception:

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

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Numerator for loss per share:
Net loss		$(11,532)	$(7,821)	$(26,958)	$(21,806)
Net loss attributable to redeemable noncontrolling interests in the OP		(46)	(31)	(107)	(86)
Net loss attributable to common stockholders		$(11,486)	$(7,790)	$(26,851)	$(21,720)

Denominator for loss per share:
Weighted average common shares outstanding		25,550	25,364	25,489	25,398
Denominator for basic loss per share		25,550	25,364	25,489	25,398
Weighted average unvested restricted stock units		—	6	—	147
Denominator for diluted earnings (loss) per share	(1)	25,550	25,364	25,489	25,398

Loss per weighted average common share:
Basic		$(0.45)	$(0.31)	$(1.05)	$(0.86)
Diluted		$(0.45)	$(0.31)	$(1.05)	$(0.86)

(1)
If the Company sustains a net loss for the period presented, unvested restricted stock units are not included in the diluted loss per share calculation.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2026 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2025	$4,928
Net loss attributable to redeemable noncontrolling interests in the OP	(107)
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(34)
Distributions to redeemable noncontrolling interests in the OP	(165)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	102
Redeemable noncontrolling interests in the OP, September 30, 2026	$4,724

Fees and Reimbursements to BH and its Affiliates

The Company has entered into management agreements with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages the Company’s properties and supervises the implementation of the Company’s value-add program. BH is an affiliate of BH Equities, LLC and its affiliates (collectively, “BH Equity"), who is a noncontrolling limited partner of the OP. BH and its affiliates do not have common ownership in any joint venture with the Adviser; there is also no common ownership between BH and its affiliates and the Adviser.

The property management fee paid to BH is approximately 3% of the monthly gross income from each property managed. Currently, BH manages all of the Company’s properties. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $15-25 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs and design fees, which are capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for the properties and is reimbursed at cost for various operating expenses it pays on behalf of the properties. The following is a summary of fees that the properties incurred to BH and its affiliates, as well as reimbursements paid to BH from the properties for various operating expenses, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Fees incurred
Property management fees	(1)	$1,797	$1,778	$5,423	$5,389
Construction supervision fees	(2)	275	328	663	711
Design fees	(2)	—	2	22	2
Reimbursements
Payroll and benefits	(3)	5,118	4,355	14,464	13,483
Other reimbursements	(4)	355	517	900	1,912

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

Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Adviser for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Adviser that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Adviser required for the Company’s operations, and compensation expenses under the 2016 LTIP. Operating Expenses do not include expenses for the advisory and administrative services described in the Advisory Agreement. Certain Operating Expenses, such as the Company’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the Adviser or its affiliates that relate to the operations of the Company, may be billed monthly to the Company under a shared services agreement. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three and nine months ended September 30, 2026 and 2025, the Adviser did not bill any Operating Expenses or Offering Expenses to the Company and any such expenses the Adviser incurred during the periods are considered to be permanently waived.

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

For the three months ended September 30, 2026 and 2025, the Company incurred total Fees of $7.3 million and $7.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred total Fees of $21.9 million and $21.2 million, respectively. For the three months ended September 30, 2026 and 2025, the Adviser elected to voluntarily waive Fees of approximately $5.5 million and $5.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the Adviser elected to voluntarily waive Fees of $16.5 million and $16.0 million, respectively. The Fees waived by the Adviser are considered to be permanently waived for the periods. The Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion. For the three months ended September 30, 2026 and 2025, the Company paid Fees of $1.8 million and $1.8 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company paid Fees of $5.4 million and $5.2 million, respectively.

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

On July 30, 2021, three of our property-owning subsidiaries entered into agreements with NLMF Holdco, LLC ("NLMF Holdco"), an entity under common control with our Adviser and in which we own a 10% equity interest, to provide faster, more reliable and lower cost internet to our residents. Since July 30, 2021, an additional sixteen of our property-owning subsidiaries have entered into similar agreements with NLMF Holdco for the same internet services. The lease of the fiber facilities and easement is between NLMF Holdco and NLMF Leaseco, LLC ("NLMF Leaseco"), which is wholly and separately owned by NLMF Leaseco Owner, LLC, which is controlled by Matt McGraner, one of our officers. The fiber management and internet services agreement is managed by NLMF Leaseco. The Company accounts for its interest in NLMF Holdco using the equity method of accounting. As of September 30, 2026 and December 31, 2025, the Company had an investment of approximately $1.2 million and $0.9 million, respectively, in NLMF Holdco which is included in prepaid and other assets on the consolidated balance sheets of the Company. During the three months ended September 30, 2026 and 2025, the Company included approximately $0.1 million and $0.1 million, respectively, of net income of NLMF Holdco in equity in earnings of affiliate. During the nine months ended September 30, 2026 and 2025, the Company included $0.3 million and $0.2 million, respectively, of net income of NLMF Holdco in equity in earnings of affiliate on the consolidated statement of operations and comprehensive loss. During the three months ended September 30, 2026 and 2025, the Company recognized income of $1.3 million and $0.9 million for fiber internet service, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized income of $3.5 million and $2.3 million for fiber internet service, respectively. During the three months ended September 30, 2026 and 2025, the Company incurred expenses of $1.4 million and $0.9 million for fiber internet service, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred expenses of $3.9 million and $2.3 million for fiber internet service, respectively. Income recognized for fiber internet services is included in other income on the consolidated statement of operations and comprehensive loss. Expenses incurred to NLMF Leaseco for fiber internet service are included in property operating expenses on the consolidated statement of operations and comprehensive loss.

On June 5, 2026 (the "closing date"), NexPoint Residential Trust Operating Partnership, L.P. entered into a Loan Purchase and Sale Agreement (the "Purchase Agreement") with NexBank Capital, pursuant to which the OP purchased for $22.1 million NexBank Capital's right, title and interest in, to and under a term loan (the "Waterford Loan") originated under a credit agreement dated January 14, 2026 among the Sponsor and NexPoint Waterford Holdco, LLC, as borrowers, and NexBank Capital, as administrative agent, sole lead arranger and sole bookrunner and the lenders party thereto. The purchase price was equal to the outstanding principal balance as of the closing date, plus accrued interest. The proceeds of the Waterford Loan financed Waterford Place, a 240-unit stabilized multifamily property in the Greensboro–High Point, North Carolina metropolitan statistical area, and the acquisition represents the Company's first deployment under its Delaware statutory trust ("DST") bridge-lending program. The Waterford Loan bears interest at a fixed rate of 10.00% per annum, payable monthly on an interest-only basis through January 2027 and thereafter with scheduled principal amortization, and has a stated maturity date of January 14, 2028, subject to a 364-day extension option. The Waterford Loan requires mandatory prepayment from DST syndication proceeds and provides for a 0.50% exit fee on prepayments and on the outstanding balance at maturity. The Waterford Loan was purchased on an “as is, where is, with all faults” basis, without recourse against NexBank Capital, except for breach of certain representations and warranties set forth in the Purchase Agreement. In the event of a material breach of such representations and warranties that is not cured within 30 days of notice, subject to the limited ability to extend for an additional 30 days, NexBank Capital is obligated to repurchase the Waterford Loan from the OP at a repurchase price equal to 100% of the outstanding principal balance under the Waterford Loan, plus accrued interest. Claims for breach of representations and warranties under the Purchase Agreement survive for 360 days after the closing date.

The Company accounts for the Waterford Loan as a related party note receivable. As of September 30, 2026, the carrying value of the note receivable was $14.7 million, which is included in prepaid and other assets on the consolidated balance sheet. As of September 30, 2026, there was no interest receivable from the Waterford Loan which is normally included in accounts receivable. The Company recognized interest income of $0.7 million related to the Waterford Loan for the period from the closing date through September 30, 2026, which is included in other income on the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026, the Company received principal repayments of $7.4 million on the Waterford Loan, which is included on the consolidated statements of cash flows.

10. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2026 and December 31, 2025, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2026 and December 31, 2025, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Self-Insurance Program

On April 1, 2025, the Adviser entered into a new property insurance agreement that had an aggregate amount of $4,000,000 (the “2025 Aggregate Amount”) which was allocated across properties managed by the Adviser with approximately $2.6 million being allocated to the Company.

On April 1, 2026, the Adviser entered into a new property insurance agreement that had an aggregate amount of $3,000,000 (the “2026 Aggregate Amount” and together with the 2025 Aggregate Amount the "2026 and 2025 Aggregate Amount") which was allocated across properties managed by the Adviser with approximately $2.0 million being allocated to the Company.

As of September 30, 2026 and December 31, 2025, the Company had fully funded its entire 2026 and 2025 Aggregate Amount due and $1.9 million and $0.1 million, respectively, remained in prepaid and other assets on the consolidated balance sheet. During the three and nine months ended September 30, 2026 and three and nine months ended September 30, 2025, no material claims were submitted related to the 2026 and 2025 Aggregate Amount, which are normally included in property operating expenses on the consolidated statement of operations and comprehensive loss.

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

12. Subsequent Events

Credit Facility and Acquisition

On October 1, 2026, the Company drew $33.0 million on the Credit Facility. Subsequent to the draw, the Company had $112.1 million in aggregate principal outstanding and a $2.0 million letter of credit outstanding under the Credit Facility. On October 2, 2026, the Company, through the OP, acquired the following property (dollars in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	Units	Effective Ownership
Midtown Crossing	Raleigh, NC	October 2, 2026	$32,000	228	100%

Share Repurchase Authorization

On November 3, 2026, the Company announced that on October 26, 2026, the Board authorized the Company to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150.0 million during a two-year period that will expire on October 26, 2028.

Dividends Declared

On October 26, 2026, the Company’s Board approved a quarterly dividend of $0.53 per share, payable on December 31, 2026 to stockholders of record on December 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our 2025 Annual Report, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report and in our 2025 Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and Part I, Item 1A, “Risk Factors” in our 2025 Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

As of September 30, 2026, our Portfolio consisted of 36 multifamily properties primarily located in the Southeastern and Southwestern United States encompassing 13,305 units of apartment space that was approximately 92.8% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,489. Substantially all of our business is conducted through the OP. We own the Portfolio through the OP and our TRS. The OP owns approximately 99.9% of the Portfolio; our TRS owns approximately 0.1% of the Portfolio. The OP GP is the sole general partner of the OP. As of September 30, 2026, there were 26,053,988 OP Units outstanding, of which 25,951,154, or 99.6%, were owned by us, and 102,834, or 0.4%, were owned by unaffiliated limited partners (see Note 8 to our consolidated financial statements).

We are primarily focused on directly or indirectly acquiring, owning, and operating well-located multifamily properties with a value-add component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. We generate revenue primarily by leasing our multifamily properties. We intend to employ targeted management and a value-add program at a majority of our properties in an attempt to improve rental rates and the net operating income (“NOI”) at our properties and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, by and among the OP, the Adviser and us. The Advisory Agreement was renewed on February 23, 2026 for a one-year term. The Adviser is wholly owned by our Sponsor.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2026 and 2025.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026. The defendants have filed motions to dismiss the Bankruptcy Trust Lawsuit, which are pending before the trial court. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On September 23, 2026, the trial court entered judgment in favor of Mr. Dondero, disposing of all of the claims UBS asserted against him. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and we have been advised that the defendants named in the Bankruptcy Trust Lawsuit intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Other income. Other income includes ancillary income earned from tenants such as non-refundable fees, application fees, laundry fees, internet income, cable TV income, and other miscellaneous fees charged to tenants, as well as interest income from the Waterford Loan.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for Operating Expenses. Under the Advisory Agreement, reimbursement of Operating Expenses and the Fees paid to our Adviser will not exceed 1.5% of Average Real Estate Assets per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain Fees otherwise due. If Fees are waived in a period, the waived Fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future.

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

Casualty gain. Casualty gain includes expenses resulting from damages from an unexpected and unusual event such as a natural disaster. Expenses can include additional payments on insurance premiums, impairment recognized on a property, and other abnormal expenses arising from the related event.

Miscellaneous income. Miscellaneous income includes proceeds received from insurance for business interruption involving the loss of rental income at a property that has temporarily suspended operations due to an unexpected and unusual event.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The three months ended September 30, 2026 as compared to the three months ended September 30, 2025

The following table sets forth a summary of our operating results for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Total revenues	$64,468	$62,829	$1,639
Total expenses	(58,105)	(55,410)	(2,695)
Operating income	6,363	7,419	(1,056)
Interest expense	(18,076)	(15,459)	(2,617)
Casualty gain	1	5	(4)
Equity in earnings of affiliate	117	69	48
Miscellaneous income	63	145	(82)
Net loss	(11,532)	(7,821)	(3,711)
Net loss attributable to redeemable noncontrolling interests in the OP	(46)	(31)	(15)
Net loss attributable to common stockholders	$(11,486)	$(7,790)	$(3,696)

The change in our net loss for the three months ended September 30, 2026 as compared to our net loss for the three months ended September 30, 2025 primarily relates to an increase in total expenses and interest expense of approximately $2.7 million and $2.6 million, respectively, offset by an increase in total revenues of $1.6 million.

Revenues

Rental income. Rental income was $61.4 million for the three months ended September 30, 2026 compared to $60.9 million for the three months ended September 30, 2025, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in market rent of $1.0 million offset by an increase in vacancy loss of $0.7 million.

Other income. Other income was $3.1 million for the three months ended September 30, 2026 compared to $1.9 million for the three months ended September 30, 2025, which was an increase of approximately $1.2 million. The increase between the periods was primarily due to an increase in internet income of $0.4 million and interest income of $0.5 million.

Expenses

Property operating expenses. Property operating expenses were $15.4 million for the three months ended September 30, 2026 compared to $13.4 million for the three months ended September 30, 2025, which was an increase of approximately $2.0 million. The increase between the periods was primarily due to an increase in repairs, maintenance and contract services of $0.7 million, bulk internet contract costs of $0.5 million, utilities of $0.5 million and payroll and benefits of $0.3 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.2 million for the three months ended September 30, 2026 compared to $7.3 million for the three months ended September 30, 2025, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to an increase of approximately $0.8 million in property taxes.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025 which was flat.

Advisory and administrative fees. Advisory and administrative fees were $1.8 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $5.5 million and $5.4 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.9 million for the three months ended September 30, 2026 compared to $4.8 million for the three months ended September 30, 2025, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in equity-based compensation expense of $0.3 million, partially offset by a decrease in legal fees of $0.1 million.

Property general and administrative expenses. Property general and administrative expenses were $2.7 million for the three months ended September 30, 2026 compared to $2.6 million for the three months ended September 30, 2025, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase of $0.2 million and $0.1 million in locator fees and centralized services, respectively, partially offset by a decrease in franchise tax expense of $0.2 million.

Depreciation and amortization. Depreciation and amortization costs were $23.2 million for the three months ended September 30, 2026 compared to $23.8 million for the three months ended September 30, 2025, which was a decrease of approximately $0.6 million, which was attributable to a decrease in our value-add activities over the prior period.

Other Income and Expense

Interest expense. Interest expense was $18.1 million for the three months ended September 30, 2026 compared to $15.5 million for the three months ended September 30, 2025, which was an increase of approximately $2.6 million. The increase in interest expense between the periods is primarily attributable to a decreased benefit from interest rate swaps of $3.8 million, partially offset by a decrease in interest on debt of $1.0 million. The following table details the various costs included in interest expense for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Interest on debt	$19,888	$20,868	$(980)
Amortization of deferred financing costs	1,684	1,657	27
Interest rate swaps	(3,418)	(7,223)	3,805
Interest rate caps mark-to-market	(78)	157	(235)
Total	$18,076	$15,459	$2,617

Miscellaneous income. Miscellaneous income was $0.1 million compared to $0.1 million for the three months ended September 30, 2026 and 2025, respectively, which was flat.

The nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

The following table sets forth a summary of our operating results for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Total revenues	$192,621	$189,194	$3,427
Total expenses	(170,684)	(166,449)	(4,235)
Operating income	21,937	22,745	(808)
Interest expense	(49,347)	(45,002)	(4,345)
Casualty gain (loss)	1	(163)	164
Equity in earnings of affiliate	290	183	107
Miscellaneous income	161	431	(270)
Net loss	(26,958)	(21,806)	(5,152)
Net loss attributable to redeemable noncontrolling interests in the OP	(107)	(86)	(21)
Net loss attributable to common stockholders	$(26,851)	$(21,720)	$(5,131)

The change in our net loss for the nine months ended September 30, 2026 as compared to the net loss for the nine months ended September 30, 2025 primarily relates to an increase in total expenses and interest expense of $4.2 million and of $4.3 million, respectively, offset by an increase in total revenues of $3.4 million.

Revenues

Rental income. Rental income was $184.3 million for the nine months ended September 30, 2026 compared to $183.6 million for the nine months ended September 30, 2025, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to an increase in market rent of $4.7 million, partially offset by increases in vacancy loss and one-time rent concessions of $2.1 million and $1.7 million, respectively.

Other income. Other income was $8.4 million for the nine months ended September 30, 2026 compared to $5.6 million for the nine months ended September 30, 2025, which was an increase of approximately $2.8 million. The increase between the periods was primarily due to an increase in internet income of $1.3 million, and increases in interest income and deposit insurance income of $0.7 million and $0.5 million, respectively.

Expenses

Property operating expenses. Property operating expenses were $42.4 million for the nine months ended September 30, 2026 compared to $38.4 million for the nine months ended September 30, 2025, which was an increase of approximately $4.0 million. The increase between the periods was primarily due to an increase in bulk internet contract costs of $1.5 million, and increases in repairs, maintenance and contract services and utilities of $1.3 million and $0.9 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $24.5 million for the nine months ended September 30, 2026 compared to $24.8 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a decrease in property/liability insurance costs of $0.5 million, partially offset by an increase in real estate taxes of $0.3 million.

Property management fees. Property management fees were $5.4 million for the nine months ended September 30, 2026 and $5.4 million for the nine months ended September 30, 2025, which was flat.

Advisory and administrative fees. Advisory and administrative fees were $5.4 million for the nine months ended September 30, 2026 and $5.2 million for the nine months ended September 30, 2025 which was an increase of approximately $0.2 million. For the nine months ended September 30, 2026 and 2025, our Adviser elected to voluntarily waive advisory and administrative fees of approximately $16.5 million and $16.0 million, respectively, and are considered permanently waived. Our Adviser is not contractually obligated to waive Fees on New Assets in the future and may cease waiving Fees on New Assets at its discretion. Advisory and administrative fees may increase in future periods as we acquire additional properties, which will be classified as New Assets.

Corporate general and administrative expenses. Corporate general and administrative expenses were $14.1 million for the nine months ended September 30, 2026 compared to $13.8 million for the nine months ended September 30, 2025, which was an increase of approximately $0.3 million. The increase was primarily due to an increase in equity-based compensation expense of $0.6 million, partially offset by a decrease in legal fees of $0.2 million.

Property general and administrative expenses. Property general and administrative expenses were $7.4 million for the nine months ended September 30, 2026 compared to $6.7 million for the nine months ended September 30, 2025, which was an increase of approximately $0.7 million. The increase was primarily due to an increase in centralized services costs and locator fees of $0.4 million and $0.2 million, respectively.

Depreciation and amortization. Depreciation and amortization expense was $71.4 million for the nine months ended September 30, 2026 compared to $72.2 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.8 million. The decrease between the periods was primarily due to a decrease of $1.7 million in depreciation expense, partially offset by an increase in amortization of lease-in-place of $0.9 million.

Other Income and Expense

Interest expense. Interest expense was $49.3 million for the nine months ended September 30, 2026 compared to $45.0 million for the nine months ended September 30, 2025, which was an increase of approximately $4.3 million. The increase between the periods was primarily due to a decreased benefit of interest rate swaps of $8.6 million, partially offset by a decrease in interest on debt and interest rate caps mark-to-market of $3.4 million and $1.1 million, respectively. The following table details the various costs included in interest expense for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Interest on debt	$58,705	$62,085	$(3,380)
Amortization of deferred financing costs	5,051	4,929	122
Interest rate swaps	(14,204)	(22,777)	8,573
Interest rate caps	—	(170)	170
Interest rate caps mark-to-market	(205)	935	(1,140)
Total	$49,347	$45,002	$4,345

Casualty gain (loss). Casualty gain was less than $0.1 million for the nine months ended September 30, 2026 and casualty loss was $0.2 million for the nine months ended September 30, 2025. The decrease in casualty loss between periods of approximately $0.2 million is attributable to the timing of the Company's casualty events.

Miscellaneous income. Miscellaneous income was $0.2 million compared to $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease between periods is attributable to a decrease in business interruption proceeds of $0.2 million.

Non-GAAP Measurements

Net Operating Income and Same Store Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) depreciation and amortization expenses, (4) corporate income and corporate general and administrative expenses that are not reflective of operations of the properties, (5) casualty-related expenses/(recoveries) and casualty (gain) loss, (6) property general and administrative expenses that are not reflective of the continuing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees and (7) equity in earnings of affiliate.

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

NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2026 and 2025

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI and our Same Store NOI for the three and nine months ended September 30, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Net loss		$(11,532)	$(7,821)	$(26,958)	$(21,806)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		1,832	1,755	5,401	5,176
Corporate general and administrative expenses		4,943	4,839	14,127	13,795
Corporate income		(1,055)	(392)	(2,410)	(1,204)
Casualty-related expenses/(recoveries)	(1)	115	14	(1,547)	(1,435)
Casualty (gain) loss		(1)	(5)	(1)	163
Property general and administrative expenses	(2)	1,064	1,256	3,003	2,914
Depreciation and amortization		23,231	23,783	71,415	72,192
Interest expense		18,076	15,459	49,347	45,002
Equity in earnings of affiliate		(117)	(69)	(290)	(183)
NOI		$36,556	$38,819	$112,087	$114,614
Less Non-Same Store
Revenues		(1,397)	—	(4,397)	(4)
Operating expenses		490	—	1,591	(20)
Same Store NOI		$35,649	$38,819	$109,281	$114,590

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

Net Operating Income for Our Q3 Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2026 and 2025

There are 35 properties encompassing 12,980 units of apartment space in our same store pool for the three months ended September 30, 2026 and 2025 (our “Q3 Same Store” properties). Our Q3 Same Store properties exclude 4 units that are currently down and the following property in our Portfolio as of September 30, 2026: Sedona at Lone Mountain. We consider a property to be a same store property if we held the property during the entirety of both periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2026 and 2025 for our Q3 Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$60,026	$60,899	$(873)	-1.4%
Other income	1,990	1,538	452	29.4%
Same Store revenues	62,016	62,437	(421)	-0.7%
Non-Same Store
Rental income	1,374	—	1,374	N/M
Other income	23	—	23	N/M
Non-Same Store revenues	1,397	—	1,397	N/M
Total revenues	63,413	62,437	976	1.6%

Operating expenses
Same Store
Property operating expenses (1)	15,003	13,352	1,651	12.4%
Real estate taxes and insurance	8,100	7,325	775	10.6%
Property management fees (2)	1,765	1,785	(20)	-1.1%
Property general and administrative expenses (3)	1,562	1,301	261	20.1%
Same Store operating expenses	26,430	23,763	2,667	11.2%
Non-Same Store
Property operating expenses	291	—	291	N/M
Real estate taxes and insurance	124	—	124	N/M
Property management fees (2)	39	—	39	N/M
Property general and administrative expenses (4)	36	—	36	N/M
Non-Same Store operating expenses	490	—	490	N/M
Total operating expenses	26,920	23,763	3,157	13.3%

Operating income
Same Store
Miscellaneous income	63	145	(82)	N/M
Total operating income	63	145	(82)	N/M

NOI
Same Store	35,649	38,819	(3,170)	-8.2%
Non-Same Store	907	—	907	N/M
Total NOI	$36,556	$38,819	$(2,263)	-5.8%
(1)
For the three months ended September 30, 2026 and 2025, excludes approximately $112,000 and $14,000, respectively, of casualty-related expenses.
(2)
Fees incurred to an affiliate of the noncontrolling limited partner of the OP.
(3)
For the three months ended September 30, 2026 and 2025, excludes approximately $1,042,000 and $1,070,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

(4)
For the three months ended September 30, 2026 and 2025, excludes approximately $22,000 and $186,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2026 and 2025.”

Q3 Same Store Results of Operations for the Three Months Ended September 30, 2026 and 2025

As of September 30, 2026, our Q3 Same Store properties were approximately 92.9% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,487. As of September 30, 2025, our Q3 Same Store properties were approximately 93.6% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,497. For our Q3 Same Store properties, we recorded the following operating results for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:

Revenues

Rental income. Rental income was $60.0 million for the three months ended September 30, 2026 compared to $60.9 million for the three months ended September 30, 2025, which was a decrease of approximately $0.9 million, or 1.4%. The decrease is attributable to an increase in vacancy loss and one-time rent concessions of $0.5 million and $0.3 million, respectively.

Other income. Other income was $2.0 million for the three months ended September 30, 2026, compared to $1.5 million for the three months ended September 30, 2025, which was an increase of $0.5 million or 29.4%. The majority of the increase is related to a $0.4 million increase in internet income.

Expenses

Property operating expenses. Property operating expenses were $15.0 million for the three months ended September 30, 2026 compared to $13.4 million for the three months ended September 30, 2025, which was an increase of $1.6 million or 12.4%. The majority of the increase is related an increase in repairs, maintenance and contract services of $0.6 million and increases in bulk internet contract costs and utilities expense of $0.5 million and $0.4 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.1 million for the three months ended September 30, 2026 compared to $7.3 million for the three months ended September 30, 2025, which is an increase of $0.8 million or 10.6%. The increase between periods was primarily due to an increase in property tax of $0.8 million.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $1.6 million for the three months ended September 30, 2026 compared to $1.3 million for the three months ended September 30, 2025, which was an increase of $0.3 million or 20.1%. The increase between periods was primarily due to increases in locator fees and eviction costs of $0.1 million and $0.1 million, respectively.

Net Operating Income for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2026 and 2025

There are 35 properties encompassing 12,980 units of apartment space in our same store pool for the nine months ended September 30, 2026 and 2025 (our “Same Store” properties). Our Same Store properties exclude 4 units that are currently down and the following property in our Portfolio as of September 30, 2026: Sedona at Lone Mountain. We consider a property to be a same store property if we held the property during the entirety of both periods.

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2026 and 2025 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$179,969	$183,565	$(3,596)	-2.0%
Other income	5,845	4,421	1,424	32.2%
Same Store revenues	185,814	187,986	(2,172)	-1.2%
Non-Same Store
Rental income	4,289	4	4,285	N/M
Other income	108	—	108	N/M
Non-Same Store revenues	4,397	4	4,393	N/M
Total revenues	190,211	187,990	2,221	1.2%

Operating expenses
Same Store
Property operating expenses (1)	43,052	39,797	3,255	8.2%
Real estate taxes and insurance	23,992	24,835	(843)	-3.4%
Property management fees (2)	5,324	5,411	(87)	-1.6%
Property general and administrative expenses (3)	4,326	3,784	542	14.3%
Same Store operating expenses	76,694	73,827	2,867	3.9%
Non-Same Store
Property operating expenses (4)	850	1	849	N/M
Real estate taxes and insurance	514	(23)	537	N/M
Property management fees (2)	122	—	122	N/M
Property general and administrative expenses (5)	105	2	103	N/M
Non-Same Store operating expenses	1,591	(20)	1,611	N/M
Total operating expenses	78,285	73,807	4,478	6.1%

Operating income
Same Store
Miscellaneous income	161	431	(270)	N/M
Total operating income	161	431	(270)	N/M

NOI
Same Store	109,281	114,590	(5,309)	-4.6%
Non-Same Store	2,806	24	2,782	N/M
Total NOI	$112,087	$114,614	$(2,527)	-2.2%

(1)
For the nine months ended September 30, 2026 and 2025, excludes approximately $284,000 and $(1,435,000), respectively, of casualty-related expenses/(recoveries).

(2)
Fees incurred to an unaffiliated third party that is an affiliate of a noncontrolling limited partner of the OP.
(3)
For the nine months ended September 30, 2026 and 2025, excludes approximately $2,912,000 and $2,696,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.
(4)
For the nine months ended September 30, 2026 and 2025, excludes approximately $2,000 and $0, respectively, of casualty-related expenses.
(5)
For the nine months ended September 30, 2026 and 2025, excludes approximately $91,000 and $218,000, respectively, of expenses that are not reflective of the continuing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional, centralized leasing service and franchise tax fees.

See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2026 and 2025.”

Same Store Results of Operations for the Nine Months Ended September 30, 2026 and 2025

As of September 30, 2026, our Same Store properties were approximately 92.9% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,487. As of September 30, 2025, our Same Store properties were approximately 93.6% occupied with a weighted average monthly effective rent per occupied apartment unit of $1,497. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

Revenues

Rental income. Rental income was $180.0 million for the nine months ended September 30, 2026 compared to $183.6 million for the nine months ended September 30, 2025, which was a decrease of approximately $3.6 million, or 2.0%. The decrease in rental income between the periods was primarily attributable to an increase in vacancy loss and one-time rent concessions of $1.6 million and $1.6 million, respectively.

Other income. Other income was $5.8 million for the nine months ended September 30, 2026 compared to $4.4 million for the nine months ended September 30, 2025, which was an increase of approximately $1.4 million, or 32.2%. The majority of the increase is related to an increase of $1.3 million in internet income.

Expenses

Property operating expenses. Property operating expenses were $43.1 million for the nine months ended September 30, 2026 compared to $39.8 million for the nine months ended September 30, 2025, which was an increase of approximately $3.3 million, or 8.2%. The majority of the increase is related to an increase in bulk internet contract cost of $1.5 million and increases in repairs, maintenance and contract services expense and utilities expense of $1.1 million and $0.6 million, respectively.

Real estate taxes and insurance. Real estate taxes and insurance costs were $24.0 million for the nine months ended September 30, 2026 compared to $24.8 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.8 million or 3.4%. The majority of the decrease is related to a decrease in property liability insurance of $0.6 million.

Property management fees. Property management fees were $5.3 million for the nine months ended September 30, 2026 compared to $5.4 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.1 million or 1.6%. The majority of the decrease is related to a decrease in rental income, which the fee is primarily based on.

Property general and administrative expenses. Property general and administrative expenses were $4.3 million for the nine months ended September 30, 2026 compared to $3.8 million for the nine months ended September 30, 2025, which was an increase of approximately $0.5 million or 14.3%. The majority of the increase is related to an increase in locator fees and marketing costs of $0.2 million and $0.2 million, respectively.

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

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as casualty-related expenses and recoveries and gains or losses, the amortization of deferred financing costs, mark-to-market gains or losses related to interest rate cap agreements not designated as hedges for accounting purposes, and the noncontrolling interests (as described above) related to these items. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts Core FFO to remove items such as equity-based compensation expense and the related noncontrolling interests (as described above) related to these items. We believe AFFO is useful to investors as a supplemental gauge of our operating performance.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025	% Change
Net loss		$(11,532)	$(7,821)	$(26,958)	$(21,806)	23.6%
Depreciation and amortization		23,231	23,783	71,415	72,192	-1.1%
Adjustment for noncontrolling interests		(46)	(63)	(175)	(199)	-12.1%
FFO attributable to common stockholders		11,653	15,899	44,282	50,187	-11.8%

FFO per share - basic		$0.46	$0.63	$1.74	$1.98	-12.1%
FFO per share - diluted		$0.46	$0.63	$1.74	$1.96	-11.2%

Casualty-related expenses/(recoveries)		115	14	(1,547)	(1,435)	7.8%
Casualty (gain) loss		(1)	(5)	(1)	163	N/M
Amortization of deferred financing costs		1,684	1,657	5,051	4,929	2.5%
Mark-to-market adjustments of interest rate caps		(78)	157	(205)	935	N/M
Adjustment for noncontrolling interests		(7)	(7)	(13)	(18)	-27.8%
Core FFO attributable to common stockholders		13,366	17,715	47,567	54,761	-13.1%

Core FFO per share - basic		$0.52	$0.70	$1.87	$2.16	-13.4%
Core FFO per share - diluted		$0.52	$0.70	$1.87	$2.14	-12.6%

Equity-based compensation expense		2,812	2,527	7,910	7,337	7.8%
Adjustment for noncontrolling interests		(11)	(10)	(31)	(29)	6.9%
AFFO attributable to common stockholders		16,167	20,232	55,446	62,069	-10.7%

AFFO per share - basic		$0.63	$0.80	$2.18	$2.44	-10.7%
AFFO per share - diluted		$0.63	$0.80	$2.18	$2.43	-10.3%

Weighted average common shares outstanding - basic		25,550	25,364	25,489	25,398	0.4%
Weighted average common shares outstanding - diluted	(1)	25,550	25,370	25,489	25,545	-0.2%

Dividends declared per common share		$0.53	$0.51	$1.59	$1.53	3.9%

Net Loss Coverage - diluted	(2)	-0.85x	-0.61x	-0.66x	-0.56x	17.5%
FFO Coverage - diluted	(2)	0.86x	1.23x	1.09x	1.28x	-14.6%
Core FFO Coverage - diluted	(2)	0.99x	1.37x	1.18x	1.40x	-15.9%
AFFO Coverage - diluted	(2)	1.19x	1.56x	1.37x	1.59x	-13.7%

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

The three months ended September 30, 2026 as compared to the three months ended September 30, 2025

FFO was $11.7 million for the three months ended September 30, 2026 compared to $15.9 million for the three months ended September 30, 2025, which was a decrease of approximately $4.2 million. The change in our FFO between the periods primarily relates to an increase in net loss and a decrease in depreciation and amortization expenses of $3.7 million and $0.6 million, respectively.

Core FFO was $13.4 million for the three months ended September 30, 2026 compared to $17.7 million for the three months ended September 30, 2025, which was a decrease of $4.3 million. The change in Core FFO was attributable to a decrease in FFO and a decrease in mark-to-market adjustments of interest rate caps of $0.2 million.

AFFO was $16.2 million for the three months ended September 30, 2026 compared to $20.2 million for the three months ended September 30, 2025, which was a decrease of $4.0 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO, partially offset by an increase in equity-based compensation expense of $0.3 million.

The nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

FFO was $44.3 million for the nine months ended September 30, 2026 compared to $50.2 million for the nine months ended September 30, 2025, which was a decrease of approximately $5.9 million. The change in our FFO between the periods primarily relates to an increase in net loss and a decrease in depreciation and amortization expenses of $5.2 million and $0.8 million, respectively.

Core FFO was $47.6 million for the nine months ended September 30, 2026 compared to $54.8 million for the nine months ended September 30, 2025, which was a decrease of approximately $7.2 million. The change in our Core FFO between the periods primarily relates to a decrease in FFO and a decrease in mark-to-market adjustments of interest rate caps of $1.1 million.

AFFO was $55.4 million for the nine months ended September 30, 2026 compared to $62.1 million for the nine months ended September 30, 2025, which was a decrease of approximately $6.7 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO, partially offset by an increase in equity-based compensation expense of $0.6 million.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees payable to BH.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances and any unused capacity on the Credit Facility. As of September 30, 2026, we had approximately $5.5 million of renovation value-add reserves for our planned capital expenditures to implement our value-add program. Renovation value-add reserves are not required to be held in escrow by a third party. We may reallocate these funds, at our discretion, to pursue other investment opportunities or meet our short-term liquidity requirements.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2026.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$68,294	$77,497
Net cash used in investing activities	(43,705)	(30,611)
Net cash used in financing activities	(15,121)	(50,691)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,468	(3,805)
Cash, cash equivalents and restricted cash, beginning of period	45,180	53,917
Cash, cash equivalents and restricted cash, end of period	$54,648	$50,112

Cash flows from operating activities. During the nine months ended September 30, 2026, net cash provided by operating activities was $68.3 million compared to net cash provided by operating activities of $77.5 million for the nine months ended September 30, 2025. The change in cash flows from operating activities was mainly due to a decrease in net cash received on derivative settlements and real estate taxes payable of $8.2 million and $1.3 million, respectively.

Cash flows from investing activities. During the nine months ended September 30, 2026, net cash used in investing activities was $43.7 million compared to net cash used in investing activities of $30.6 million for the nine months ended September 30, 2025. The change in cash flows from investing activities was mainly due to an increase in originations of loans, held-for-investment of $22.1 million, partially offset by a decrease in additions to real estate investments of $3.5 million and an increase in proceeds from repayment of loans, held-for-investment of $7.4 million.

Cash flows from financing activities. During the nine months ended September 30, 2026, net cash used in financing activities was $15.1 million compared to net cash used in financing activities of $50.7 million for the nine months ended September 30, 2025. The change in cash flows from financing activities was mainly due to an increase in mortgage proceeds received, credit facilities proceeds received, and a decrease in repurchase of common stock of $39.7 million, $22.1 million, and $7.7 million, respectively, offset by an increase in credit facility payments of $33.0 million and payments for taxes related to net share settlement of stock-based compensation of $1.6 million.

Real Estate Investments Statistics

As of September 30, 2026, the Company was invested in a total of 36 multifamily properties, as listed below:

				Average Effective Monthly Rent Per Unit (1) as of		% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Number of Units (3)	Date Acquired	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Arbors on Forest Ridge	155	210	1/31/2014	$1,137	$1,136	93.8%	96.2%
Cutter's Point	198	196	1/31/2014	1,413	1,428	90.8%	91.3%
The Summit at Sabal Park	205	252	8/20/2014	1,374	1,368	90.1%	93.3%
Courtney Cove	225	324	8/20/2014	1,314	1,323	92.3%	90.4%
Sabal Palm at Lake Buena Vista	371	400	11/5/2014	1,644	1,650	92.3%	93.8%
Cornerstone	318	430	1/15/2015	1,346	1,382	95.3%	90.0%
The Preserve at Terrell Mill	692	752	2/6/2015	1,267	1,296	95.1%	91.2%
Versailles	301	388	2/26/2015	1,032	1,105	89.9%	85.8%
Seasons 704 Apartments	217	222	4/15/2015	1,862	1,830	92.3%	95.9%
Madera Point	193	256	8/5/2015	1,258	1,273	94.5%	96.1%
Venue at 8651	289	333	10/30/2015	1,173	1,152	91.6%	95.8%
Parc500	266	217	7/27/2016	1,922	1,941	95.4%	95.9%
The Venue on Camelback	256	415	10/11/2016	950	951	86.0%	92.5%
Rockledge Apartments	802	708	6/30/2017	1,469	1,481	94.9%	93.3%
Atera Apartments	334	380	10/25/2017	1,455	1,470	93.9%	92.4%
Versailles II	199	242	9/26/2018	1,024	1,092	91.3%	86.4%
Brandywine I & II	414	632	9/26/2018	1,155	1,170	94.6%	91.3%
Bella Vista	243	248	1/28/2019	1,626	1,590	90.7%	96.4%
The Enclave	194	204	1/28/2019	1,673	1,720	94.1%	94.6%
The Heritage	199	204	1/28/2019	1,560	1,593	96.1%	92.6%
Summers Landing	139	196	6/7/2019	1,196	1,170	91.8%	88.7%
Residences at Glenview Reserve	344	360	7/17/2019	1,235	1,248	93.1%	93.9%
Residences at West Place	345	342	7/17/2019	1,557	1,591	95.3%	92.7%
Avant at Pembroke Pines	1,442	1,520	8/30/2019	2,221	2,233	93.6%	94.1%
Arbors of Brentwood	325	346	9/10/2019	1,404	1,415	92.5%	92.2%
Torreyana Apartments	309	316	11/22/2019	1,535	1,479	92.4%	90.5%
Bloom	498	528	11/22/2019	1,387	1,313	89.8%	92.8%
Bella Solara	271	320	11/22/2019	1,429	1,335	90.3%	88.4%
Fairways at San Marcos	340	352	11/2/2020	1,576	1,529	96.6%	96.0%
The Verandas at Lake Norman	241	264	6/30/2021	1,363	1,341	88.6%	94.3%
Creekside at Matthews	263	240	6/30/2021	1,427	1,461	92.5%	92.9%
Six Forks Station	360	323	9/10/2021	1,366	1,347	91.0%	93.5%
High House at Cary	293	302	12/7/2021	1,493	1,466	92.1%	92.4%
The Adair	328	232	4/1/2022	1,977	1,942	96.6%	95.3%
Estates on Maryland	324	330	4/1/2022	1,409	1,400	93.3%	93.9%
Sedona at Lone Mountain	354	321	12/11/2025	1,568	1,592	89.4%	91.6%
	12,247	13,305

(1)
Average effective monthly rent per unit is equal to the contractual rent for commenced leases as of September 30, 2026 and December 31, 2025, respectively, minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2026 and December 31, 2025, respectively.
(2)
Percent occupied is calculated as the number of units occupied as of September 30, 2026 and December 31, 2025, divided by the total number of units, expressed as a percentage.
(3)
Includes 4 down units as of September 30, 2026.

Debt, Derivatives and Hedging Activity

Mortgage Debt

Interest rates for mortgage debt are based on a reference rate plus an applicable margin, except for fixed rate mortgage debt. The reference rate used in our Portfolio is the Secured Overnight Financing Rate (“SOFR”). Loans that transitioned from the London Inter-Bank Offered Rate to SOFR include a 0.11448% adjustment to SOFR for the all-in rate ("Adjusted SOFR"). As of September 30, 2026, our subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 4.83% and an adjusted weighted average interest rate of 4.68%. For purposes of calculating the adjusted weighted average interest rate of our mortgage debt outstanding, we have included the weighted average fixed rate of 2.68% SOFR or Adjusted SOFR on our combined $0.2 billion notional amount of interest rate swap agreements, which effectively fixes the interest rate on $0.2 billion of our floating rate debt. See Notes 4 and 5 to our consolidated financial statements for additional information.

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of four to five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. The interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2026, interest rate swap agreements effectively covered 13% of our $1.5 billion of floating rate mortgage debt outstanding.

The interest rate cap agreements generally have a term of three to four years, cover the outstanding principal amount of the underlying debt and are generally required by our lenders. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2026, the Company had interest rate cap agreements with a notional value of $1.5 billion outstanding, which effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 8.01%.

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

On July 11, 2025, the Company, through the OP, entered into a $200.0 million revolving credit facility with JPM and the lenders thereto from time to time (the "Credit Facility"). The Credit Facility may be increased by up to an additional $200.0 million if the lenders agree to increase their commitments. The Credit Facility will mature on June 30, 2028, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. On December 9, 2025, the Company drew $90.0 million on the Credit Facility and on February 3, 2026, the Company made a principal payment of $33.0 million. On June 5, 2026, the Company drew $22.1 million on the Credit Facility. As of September 30, 2026, the Company had $118.9 million available for borrowing under the Credit Facility, $79.1 million in aggregate principal outstanding on the Credit Facility and a $2.0 million letter of credit outstanding under the Credit Facility.

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

The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum total leverage ratio and payout ratio and a minimum fixed charge coverage ratio, minimum tangible net worth, debt yield and cash reserve. If an event of default occurs, the lenders may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of September 30, 2026, the Company believes it is compliant with all provisions of the Credit Facility.

Interest Rate Swap Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into one interest rate swap transaction with KeyBank and one with JPM (collectively the “Counterparties”) with a combined notional amount of $0.2 billion. As of September 30, 2026, the interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to $0.2 billion of our floating rate debt outstanding with a weighted average fixed rate of 2.68%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.68%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments to us based on Adjusted SOFR for the KeyBank swap and SOFR for the JPM swap referencing the same notional amounts. For purposes of hedge accounting under FASB ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 4 and 5 to our consolidated financial statements for additional information.

The following table contains summary information regarding our outstanding interest rate swaps (dollars in thousands):

Effective Date	Termination Date	Counterparty	Notional Amount	Fixed Rate (1)
September 1, 2026	January 1, 2027	KeyBank	$92,500	1.798%
April 3, 2025	April 1, 2030	JPM	100,000	3.489%
			$192,500	2.676%	(2)

(1)
The floating rate option for the interest rate swaps is Adjusted SOFR and SOFR. As of September 30, 2026, Adjusted SOFR and SOFR were 3.86% and 3.75%, respectively.
(2)
Represents the weighted average fixed rate of the interest rate swaps.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2026 for the next five calendar years subsequent to September 30, 2026. We used the applicable reference rate as of September 30, 2026 to calculate interest expense due by period on our floating rate debt and net interest expense due by period on our interest rate swaps.

		Payments Due by Period (in thousands)
		Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Operating Properties Mortgage Debt
Principal payments		$1,543,529	$—	$—	$33,817	$—	$—	$1,509,712
Interest expense	(1)	453,703	18,985	88,125	91,817	89,333	88,932	76,511
Total		$1,997,232	$18,985	$88,125	$125,634	$89,333	$88,932	$1,586,223

Credit Facility
Principal payments		$79,145	$—	$—	$79,145	$—	$—	$—
Interest expense		9,622	1,266	5,533	2,823	—	—	—
Total		$88,767	$1,266	$5,533	$81,968	$—	$—	$—

Total contractual obligations and commitments		$2,085,999	$20,251	$93,658	$207,602	$89,333	$88,932	$1,586,223

(1)
Interest expense obligations includes the impact of expected settlements on interest rate swaps which have been entered into in order to fix the interest rate on the hedged portion of our floating rate debt obligations. As of September 30, 2026, we had entered into two interest rate swap transactions with a combined notional amount of $0.2 billion. We have allocated the total impact of expected settlements on the $0.2 billion notional amount of interest rate swaps to ‘Operating Properties Mortgage Debt.’ We used Adjusted SOFR and SOFR, as applicable, as of September 30, 2026 to determine our expected settlements through the terms of the interest rate swaps.

Credit Facility

The Credit Facility will mature on June 30, 2028 with respect to the revolving commitments, unless the Company exercises its option to extend for a one-year term upon satisfaction of certain criteria and payment of an extension fee of 0.15% of the aggregate amount outstanding under the Credit Facility. See Note 4 to our consolidated financial statements.

Advisory Agreement

Our Advisory Agreement requires that we pay our Adviser annual Fees of 1.2%. The Fees paid to the Adviser on the Contributed Assets (as defined in the Advisory Agreement) are subject to an annual cap of approximately $5.4 million. For the three months ended September 30, 2026 and 2025, the Company incurred Fees of $1.8 million and $1.8 million, respectively. For the nine months ended September 30, 2026 and 2025, Fees were $5.4 million and $5.2 million, respectively.

NLMF Holdco, LLC

The Company’s agreement with NLMF Holdco may result in additional funding requirements to cover future project costs. The maximum exposure of potential development funding is expected to be no more than 10% of the total project costs. We expect that these actions will provide faster, more reliable and lower cost internet to our residents. As of September 30, 2026, the Company has an investment of approximately $1.2 million to NLMF Holdco which is included in prepaid and other assets on the consolidated balance sheet of the Company. For the nine months ended September 30, 2026, the Company incurred expenses of $3.9 million for fiber internet service which is included in property operating expenses on the consolidated statement of operations and comprehensive loss.

Capital Expenditures and Value-Add Program

We anticipate incurring average annual repairs and maintenance expense of $575 to $725 per apartment unit in connection with the ongoing operations of our business. These expenditures are expensed as incurred. In addition, we reserve, on average, approximately $250 to $350 per apartment unit for non-recurring capital expenditures and/or lender required replacement reserves. When incurred, these expenditures are either capitalized or expensed, in accordance with GAAP, depending on the type of the expenditure. Although we will continuously monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. A majority of the properties in our Portfolio were underwritten and acquired with the premise that we would invest $4,000 to $10,000 per unit in the first 36 months of ownership, in an effort to add value to the asset’s exterior and interiors. In many cases, we reserve cash at the closing of each acquisition to fund these planned capital expenditures and value-add improvements. As of September 30, 2026, we had approximately $5.5 million of renovation value-add reserves for our planned capital expenditures and other expenses to implement our value-add program, which will provide further funding for our interior and exterior rehab initiatives at several properties. The following table sets forth a summary of our capital expenditures related to our value-add program for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rehab Expenditures		2026	2025	2026	2025
Interior	(1)	$1,506	$2,017	$4,361	$3,998
Exterior and common area		341	60	1,616	209
Total rehab expenditures		$1,847	$2,077	$5,977	$4,207

(1)
Includes total capital expenditures during the period on completed and in-progress interior rehabs. For the nine months ended September 30, 2026 and 2025, we completed full and partial interior rehabs on 1,467 and 1,130 units, respectively.

REIT Tax Election and Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2015, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2026 and 2025. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2026. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2025, 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2026 of $0.53 per share on July 27, 2026 which was paid on September 30, 2026 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness and counterparty credit risk with respect to our interest rate derivatives. In order to minimize counterparty credit risk, we enter into and expect to enter into hedging arrangements only with major financial institutions that have high credit ratings. As of September 30, 2026, we had total indebtedness of $1.6 billion at a weighted average interest rate of 4.89%, of which $1.6 billion was debt with a floating interest rate. As of September 30, 2026, the interest rate swap agreements we have entered into effectively fix the interest rate on 13% of our $1.5 billion of floating rate mortgage debt outstanding. As of September 30, 2026, the adjusted weighted average interest rate of the Company's mortgage indebtedness was 4.68% which excludes the effect of interest rate caps. For purposes of calculating the adjusted weighted average interest rate of the total indebtedness, we have included the weighted average fixed rate of 2.68% for the floating interest rate on the combined $0.2 billion notional amount of interest rate swap agreements that we have entered into as of September 30, 2026, which effectively fix the interest rate on $0.2 billion of our floating rate mortgage debt outstanding.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising or high interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap and interest rate swap agreements. As of September 30, 2026, the interest rate cap agreements we have entered into effectively cap SOFR on $1.5 billion of our floating rate mortgage debt at a weighted average rate of 8.01% for the term of the agreements, which is generally three to four years.

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into two interest rate swap transactions with the Counterparties with a combined notional amount of $0.2 billion. The interest rate swaps we have entered into effectively replace the floating interest rate (Adjusted SOFR or SOFR) with respect to that amount with a weighted average fixed rate of 2.68%. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.68%, on a weighted average basis, on the notional amounts, while the Counterparties are obligated to make monthly floating rate payments to us based on Adjusted SOFR for the KeyBank swap and SOFR for the JPM swap, referencing the same notional amounts. We have designated these interest rate swaps as cash flow hedges of interest rate risk.

Until our interest rates reach the caps provided by our interest rate cap agreements, each quarter point change in SOFR would result in an approximate increase to annual interest expense costs on our floating rate indebtedness, reduced by any payments due from the Counterparties under the terms of the interest rate swap agreements we had entered into as of September 30, 2026, of the amounts illustrated in the table below for our indebtedness as of September 30, 2026 (dollars in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$3,490
0.50%	6,980
0.75%	10,470
1.00%	13,960

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Shares

On November 14, 2024, the Company announced that on October 28, 2024, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100.0 million during a two-year period that expired on October 28, 2026. On November 3, 2026, the Company announced that on October 26, 2026, the Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $150.0 million during a two-year period that will expire on October 26, 2028. This authorization replaced the Board’s prior share repurchase authorization. During the nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock. Since the inception of the share repurchase program in 2016 through September 30, 2026, the Company has repurchased 3,212,415 shares of its common stock, at a total cost of approximately $94.6 million, or $29.44 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	3,212,415	$29.44	3,212,415	$77.8
July 1 – July 31	—	—	—	77.8
August 1 – August 31	—	—	—	77.8
September 1 – September 30	—	—	—	77.8
Total as of September 30, 2026	3,212,415	$29.44	3,212,415	$77.8

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

NEXPOINT RESIDENTIAL TRUST, INC.

Signature	Title	Date

/s/ James Dondero	President and Director	November 4, 2026
James Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer	November 4, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)